Form 10-K/A
period 1994-12-31
COMPUCOM SYSTEMS INC
filed 1995-04-13
CIK 736291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-K/A

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended DECEMBER 31, 1994       Commission File Number 0-14371
- -------------------------------------------       ------------------------------


                            COMPUCOM SYSTEMS, INC.
================================================================================
            (Exact name of Registrant as specified in its charter)

           DELAWARE                                                               38-2363156
- ----------------------------------                                         ------------------------
(State or other jurisdiction of                                            (I.R.S. Employer
incorporation or organization)                                             Identification Number)

 10100 N. CENTRAL EXPRESSWAY, DALLAS, TX                                             75231
- ----------------------------------------                                   ------------------------
(Address of principal executive offices)                                   (Zip Code)

Registrant's telephone number, including area code:                             (214) 265-3600
                                                                           ------------------------
Securities registered pursuant to Section 12(b) of the Act:                          NONE
                                                                           ------------------------
Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.01 PAR VALUE
- --------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      NO
    ---       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.         [__]

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates (based on the closing price on NASDAQ) on March 17, 1995 was approximately $36.8 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by March 17, 1995 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

The number of shares of the Registrant's Common Stock outstanding as of March 17, 1995 was 33,987,764 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relative to the May 25, 1995 annual meeting of stockholders of registrant, to be filed within 120 days after the end of the year covered by this report on Form 10-K, are incorporated by reference into Items 10, 11, 12 and 13 (Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

================================================================================

This amendment to the Annual Report on Form 10-K/A is being filed to incorporate an additional note to the financial statements (Note 10) and to renumber Note 10 and Note 11 to Note 11 and Note 12, respectively.

                         Independent Auditors' Report
                         ----------------------------


The Stockholders and Board of Directors
CompuCom Systems, Inc.:


       We have audited the accompanying consolidated balance sheets of CompuCom Systems, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompuCom Systems, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.








                                          KPMG PEAT MARWICK LLP




Dallas, Texas
February 8, 1995

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1994 and 1993

              (In thousands, except share and per share amounts)

                           Assets                                                      1994            1993
                           ------                                                  ------------    ------------
Current assets:                                                                      $   4,076       $   3,941
   Cash
   Receivables less allowance for doubtful accounts                                    233,589         207,721
     of $1,942 in 1994 and $1,872 in 1993                                              155,561         124,282
   Inventories                                                                           2,145           1,705
                                                                                   ------------    ------------
   Other                                                                               395,371         337,649
        Total current assets

Property and equipment:
   Land, building and improvements                                                       5,842           5,703
   Furniture, fixtures and other equipment                                              15,302          12,592
   Leasehold improvements                                                                2,414           1,770
                                                                                   ------------    ------------
                                                                                        23,558          20,065
   Less accumulated depreciation and amortization                                       (7,648)         (5,225)
                                                                                   ------------    ------------
        Net property and equipment                                                      15,910          14,840

Cost in excess of fair value of tangible net assets
   purchased, less accumulated amortization                                             12,498          10,274
Other assets                                                                             5,752           2,308
                                                                                   ------------    ------------
                                                                                     $ 429,531       $ 365,071
                                                                                   ============    ============


           Liabilities and Stockholders' Equity
           ------------------------------------
Current Liabilities:
   Accounts payable                                                                  $ 154,342       $ 150,914
   Accrued liabilities                                                                  37,623          29,746
                                                                                   ------------    ------------
        Total current liabilities                                                      191,965         180,660

Long-term debt                                                                         118,974         107,316
Deferred income taxes                                                                    6,010           3,485

Convertible subordinated notes                                                          18,214          17,880

Stockholders' equity:
    Series B preferred stock, $10 stated value. Authorized 3,000,000
       shares; issued and outstanding 2,000,000 in 1994.                                20,000
    Common stock, $.01 par value. Authorized 70,000,000
       shares; issued and outstanding 33,694,764 shares
       in 1994 and 31,331,245 shares in 1993                                               337             313
    Additional paid-in capital                                                          28,164          23,984
    Retained earnings from July 1, 1987                                                 45,867          31,433
                                                                                   ------------    ------------
        Total stockholders' equity                                                      94,368          55,730
                                                                                   ------------    ------------

                                                                                     $ 429,531       $ 365,071
                                                                                   ============    ============

See accompanying notes to consolidated financial statements.

                     COMPUCOM SYSTEMS,INC.AND SUBSIDIARIES

                     Consolidated Statements of Operations

                 Years ended December 31, 1994, 1993 and 1992

                   (In thousands, except per share amounts)

                                                       1994               1993             1992
                                                  -------------      -------------      -----------
Net revenues                                       $ 1,255,813        $ 1,015,482        $ 713,035

Cost of revenues                                     1,085,012            870,773          608,316
                                                  -------------      -------------      -----------

    Gross margin                                       170,801            144,709          104,719

Expenses:
  Selling                                               97,915             82,205           58,843
  General and administrative                            32,487             30,696           23,743
  Interest                                              11,346              8,722            7,507
  Depreciation and amortization                          4,621              4,178            2,912
                                                  -------------      -------------      -----------
                                                       146,369            125,801           93,005
                                                  -------------      -------------      -----------

Earnings before income taxes                            24,432             18,908           11,714

Income taxes                                             9,773              7,469            4,451
                                                  -------------      -------------      -----------

Net earnings                                       $    14,659        $    11,439        $   7,263
                                                  =============      =============      ===========

Earnings per common share:
  Primary                                                 $.40               $.34             $.23
  Fully diluted                                           $.34               $.29             $.22

Average common shares outstanding:
  Primary                                               35,714             33,888           30,876
  Fully diluted                                         44,123             42,958           33,651


See accompaying notes to consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                 Years ended December 31, 1994, 1993 and 1992
                     (In thousands, except share amounts)

                                              Preferred Stock              Common Stock        Additional                 Total
                                        --------------------------- -------------------------   Paid-in    Retained   Stockholders'
                                            Shares       Amount        Shares        Amount     Capital    Earnings      Equity
                                        -------------  ------------ -------------  ----------  ---------- ----------- -------------

Balances at December 31, 1991                243,750   $     2,438    29,131,929   $     291   $  20,041  $   12,731  $     35,501
  Retirement of preferred stock             (243,750)       (2,438)                                                         (2,438)
  Issuance of common stock                                                83,850           1         209                       210
  Exercise of common stock warrants                                      200,000           2         298                       300
  Exercise of options                                                    527,250           6         760                       766
  Net earnings                                                                                                 7,263         7,263
                                        -------------  ------------ -------------  ----------  ---------- ----------- -------------

Balances at December 31, 1992                                         29,943,029         300      21,308      19,994        41,602
  Issuance of common stock                                               430,000           4       1,249                     1,253
  Exercise of convertible notes/common                                   566,666           5       1,094                     1,099
    stock warrants
  Exercise of options                                                    391,550           4         333                       337
  Net earnings                                                                                                11,439        11,439
                                        -------------  ------------ -------------  ----------  ---------- ----------- -------------

Balances at December 31, 1993                                         31,331,245         313      23,984      31,433        55,730
  Issuance of preferred stock              2,000,000        20,000                                                          20,000
  Issuance of common stock                                               335,665           3       1,197                     1,200
  Exercise of common stock warrants                                    1,426,666          14       2,213                     2,227
  Exercise of options                                                    601,188           7         770                       777
  Preferred stock dividend                                                                                      (225)         (225)
  Net earnings                                                                                                14,659        14,659
                                        -------------  ------------ -------------  ----------  ---------- ----------- -------------

Balances at December 31, 1994              2,000,000   $    20,000    33,694,764   $     337   $  28,164  $   45,867  $     94,368
                                        =============  ============ =============  ==========  ========== =========== =============

See accompanying notes to consolidated financial statements.

                     COMPUCOM SYSTEMS,INC.AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1994,1993,and 1992

                                (In thousands)

                                                 1994          1993           1992
                                              ----------    -----------    ----------
Cash flows from operating activities:
 Net earnings                                  $  14,659     $  11,439      $  7,263
 Adjustments to reconcile net earnings
  to net cash provided by (used in) operating
   activities:
    Depreciation and amortization                  4,621         4,178         2,912
    Deferred income taxes                          2,525         1,667         3,720
    Original issue discount                                                      140
    Changes in assets and liabilites:
     Receivables                                (25,546)       (82,375)      (11,027)
     Inventories                                (34,207)       (25,159)       (1,415)
     Other current assets                          (145)            75          (851)
     Accounts payable                             4,899         45,387         2,160
     Accrued liabilites and other                 7,127         14,638           942
                                              ----------    -----------    ----------
      Net cash provided by (used in)
       operating activities                     (26,067)       (30,150)        3,844
                                              ----------    -----------    ----------

Cash flows from investigating activities:
 Capital expenditures, net                       (5,018)        (6,584)       (7,408)
 Net assets of businesses acquired               (2,741)                        (457)
                                              ----------    -----------    ----------
      Net cash used in investing activities      (7,759)        (6,584)       (7,865)
                                              ----------    -----------    ----------

Cash flows from financing activities:
 Net borrowings (repayments) under bank
  credit facility                                11,332         37,031        (9,990)
 Issuance of convertible subordinated
  notes, net of debt issue costs                                              17,754
 Issuance (retirement) of preferred stock        20,000                       (1,179)
 Retirement of suborniated debentures                                         (4,115)
 Issuance of common stock                         2,854            351           349
 Preferred stock dividend                          (225)
                                              ----------    -----------    ----------
      Net cash provided by financial
       acitivities                               33,961         37,382         2,819
                                              ----------    -----------    ----------
Net increase (decrease) in cash                     135            648        (1,202)

Cash at beginning of year                         3,941          3,293         4,495

                                              ----------    -----------    ----------
Cash at end of year                            $  4,076       $  3,941      $  3,293
                                              ==========    ===========    ==========


See accompying notes to consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                               December 31, 1994

(1)    Summary of Significant Accounting Policies
       ------------------------------------------

             Description of Business
             -----------------------

                      CompuCom Systems, Inc. and subsidiaries (the "Company") is a personal computer ("PC") services integration company that provides services to corporate customers ranging from product procurement and configuration to network integration and support through sales and service locations nationwide.

             Principles of Consolidation
             ---------------------------

                      The consolidated financial statements include the
             financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

             Inventories
             -----------

                      Inventories are stated at the lower of average cost or
             market. Substantially all inventories are finished goods.

             Property and Equipment
             ----------------------

                      Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the remaining term of the lease using the straight-line method.

             Cost in Excess of Fair Value of Tangible Net Assets Purchased
             -------------------------------------------------------------

                      Cost in excess of fair value of tangible net assets
             purchased represents goodwill and customer lists and is amortized using the straight-line method over a 7 or 10 year period. Accumulated amortization at December 31, 1994 and 1993 was $5,142,000 and $3,551,000, respectively. Assessment of the carrying amount of goodwill is made when changing facts and circumstances indicate that the carrying value of goodwill or other assets may be impaired using forecasted undiscounted cash flows.

             Revenue Recognition
             -------------------

                      Product revenues are recognized upon shipment with
             provisions made for anticipated returns, which historically have been immaterial. Service revenues are recognized when the service is rendered.

             Vendor Programs
             ---------------

                      The Company receives volume rebates from certain
             manufacturers related to sales of certain products which are recorded when earned as a reduction of cost of goods sold. The Company also receives manufacturer reimbursements for certain training, promotional and marketing activities, which are recorded as earned as a reduction of general and administrative expense.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

             Earnings Per Common Share
             -------------------------

                      Primary earnings per common share is based on net earnings after preferred stock dividend requirements, if any, and the weighted average number of common shares outstanding during each year, including stock options and warrants considered to be dilutive common stock equivalents. Fully diluted earnings per common share assumes full conversion of all convertible securities into common stock at the later of the beginning of the year or date of issuance, and includes the add-back of related interest and/or dividends.

             Restructuring
             -------------

                      In connection with the redirection of the Company and the
             effective discontinuation of its previous business activities, the accumulated deficit as of July 1, 1987 was reclassified as a reduction of additional paid-in capital to better reflect the financial position and new operating focus of the Company. Retained earnings represent the cumulative net earnings of the Company since July 1, 1987, less dividends.

             Income Taxes
             ------------

                      The Company uses the asset and liability method of
             accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

(2)    Long-term Debt
       --------------

             During March 1994, the Company executed an amendment to the August 1993 Financing and Security Agreement increasing the availability under the Company's bank revolving credit facility ("Credit Facility") from $125 million to $150 million. The new facility provides for a fixed rate of interest of 7.18% on $60 million of the outstanding principal balance. In addition, for the remainder of the unpaid principal, the Company has the option to elect the London Interbank Offered Rate ("LIBOR") plus 2.75% per annum, subject to certain limitations, and/or an interest rate of 0.5% above the prime rate per annum. Total borrowings are based on certain limits, as defined, and are secured by substantially all the assets of the Company. The Credit Facility subjects the Company to certain restrictions and covenants related to, among others, tangible net worth, debt to tangible net worth, net earnings, and limits the amount available for capital expenditures and dividends. All unpaid principal borrowed and unpaid accrued interest thereon, under the Credit Facility, are due March 1997. The Company is currently negotiating with its bank group to increase the Credit Facility in early 1995.

             The Company's highest level of borrowing was $132 million and $114.6 million in 1994 and 1993, respectively. The outstanding balance on the bank credit facility at December 31, 1994 is $115.2 million.

             A $3.9 million mortgage term loan on the corporate headquarters building in Dallas, Texas is payable in monthly installments of $32,500 plus interest at 8.1%.

             The Company paid interest of $10,905,000, $8,302,000 and $7,633,000, and the weighted average interest rate on the bank credit facility was approximately 7.3%, 7.2% and 7.5%, in 1994, 1993, and 1992, respectively.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(3)    Convertible Subordinated Notes
       ------------------------------

             In 1992, the Company issued $18,500,000 of 9% Convertible Subordinated Notes ("Notes") due in 2002. The Notes are convertible into 8,409,000 shares of the Company's common stock at $2.20 per share and are carried net of unamortized debt issue costs. If not converted, payment in five equal annual installments of $3.7 million, commencing in 1998, is required. The Notes subject the Company to certain restrictions and covenants related to, among others, tangible net worth, and certain ratios relating to operating cash flow and incurrence of additional debt. In addition, the Note Agreement provides for mandatory prepayment upon a change of control of the Company, as defined. Under certain conditions, the Company may prepay all or any part of the Notes on or after September 15, 1995 without prepayment penalties.


(4)    Income Taxes
       ------------

       The provision for income taxes is comprised of the following (in thousands):

                                            1994          1993          1992
                                        -----------    -----------   ----------
       Current:
           Federal                        $  6,437       $  4,849      $    400
           State                               655            953           331
       Deferred                              2,681          1,667         3,720
                                        -----------    -----------   -----------
                                           $ 9,773        $ 7,469       $ 4,451
                                        ===========    ===========   ===========

       Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% in 1994 and 1993, and 34% in 1992 to earnings before income taxes as a result of the following (in thousands):

                                              1994         1993           1992
                                           ----------    ---------     ---------
       Computed "expected" tax expense      $  8,551      $  6,618      $  3,983
       State taxes, net of U.S. Federal
           income tax benfit                     426           619           218
       Other, net                                796           232           250
                                           ----------    ----------    ---------
                                             $ 9,773       $ 7,469       $ 4,451
                                           ==========    ==========    =========

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Total tax expense for the years ended December 31, 1994, 1993 and 1992 was allocatd as follows (in thousands):

                                         1994          1993         1992
                                     -----------   -----------   -----------
Current tax expense                    $  7,092      $  5,802     $     731

Deferred tax expense
  Acquired tax benefit                      183         1,118         2,733
  Other                                   2,498           549           987
                                     -----------   -----------   -----------
                                          9,773         7,469         4,451
                                     -----------   -----------   -----------

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below (in thousands).

                                                                         1994            1993
                                                                     -------------    ------------
Deferred tax assets:
  Net operating loss carryforwards and acquired tax benefits               $   33       $   1,902
  Inventories, principally due to additional costs inventoried
    for tax purposes and reserves                                           2,064           2,167
  Accounts receivable, principally due to allowance for
    doubtful accounts                                                         679             646
  Other                                                                       816             914
                                                                     -------------    ------------
    Total gross deferred tax assets                                         3,592           5,629
    Less valuation allowance                                                                1,067
                                                                     -------------    ------------
    Net deferred tax assets                                                 3,592           4,562
                                                                     -------------    ------------

Deferred tax liabilities:
  Tax net operating losses in excess of financial                           7,976           6,812
  Other                                                                     1,626           1,235
                                                                     -------------    ------------
    Total gross deferred tax liabilities                                    9,602           8,047
                                                                     -------------    ------------
    Net deferred tax liability                                            $ 6,010        $  3,485
                                                                     =============    ============

       The valuation allowance of $1,067,000 at December 31, 1993 is no longer required as a result of the 1994 utilization of net operating losses for tax purposes.

       There were $9,934,000, $3,040,000 and $478,000 of income taxes paid in 1994, 1993 and 1992, respectively, net of refunds. Taxes payable at December 31, 1994 was approximately $857,000.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(5)    Preferred Stock
       ---------------

             The Company has authorized three million shares of preferred stock, stated value $10. In 1994, Safeguard Scientifics, Inc., ("Safeguard") entered into an agreement to purchase from the Company $20,000,000 (2,000,000 shares) of its Series B Cumulative Convertible Preferred Stock ("Series B Shares"). The Series B Shares are convertible into shares of Common Stock based on a conversion price of $6.77 per share subject to anti-dilutive adjustments. The Series B Shares are entitled to a 6% per annum cumulative dividend payable out of legally available funds. The Series B Shares are entitled to one vote for each share of Common Stock into which such Series B Shares may be converted, except that in the election of directors (as long as Safeguard owns at least 40% of the Company's then outstanding voting securities, excluding the Series B Shares), the Series B Shares will be entitled to five votes for each share of Common Stock into which the Series B Shares may be converted. As of December 31, 1994 there were $225,000 of undeclared, unpaid dividends related to the Series B Shares.

(6)    Stock Options and Warrants
       --------------------------

             The Company maintains three stock option plans covering certain key employees and outside directors. The 1983 Stock Option Plan and the 1984 Non-Qualified Stock Option Plan expired by their terms in May 1993 and January 1994, respectively. Therefore, the Company adopted a 1993 Stock Option Plan under which the Company may grant qualified or non-qualified stock options. To the extent allowable, all grants are incentive stock options. All options granted under the plans to date have been at prices which have been equal to the fair market value at the date of grant. Generally, options vest five years after the date of grant and expire ten years after the date of grant.

             At December 31, 1994, the Company has reserved 4,728,000 shares of its common stock for issuance under its stock option plans. There are 161,000 shares available for future grant under the 1993 Stock Option Plan. The Company plans to increase the number of shares available for future grant under the 1993 Stock Option Plan by 3,000,000 shares in 1995, subject to approval by shareholders.

             A summary of the status of the Company's stock option plans follows:

                                     Shares     Price Range
                                  ------------  -----------

Outstanding at December 31, 1992    4,051,000    $ .50-2.81
    Granted                         1,481,000     2.25-3.13
    Exercised                        (549,000)    1.00-2.81
    Canceled                          (69,000)    1.00-2.81
                                  ------------
Outstanding at December 31, 1993    4,914,000    $ .50-3.13

    Granted                           612,000     3.94-4.75
    Exercised                        (981,000)     .50-3.38
    Canceled                         (128,000)    1.00-4.13
                                  ------------
Outstanding at December 31, 1994    4,417,000    $ .50-4.75
                                  ============

Exercisable at December 31, 1994    2,773,000    $ .50-3.13
                                  ============

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

             Under the Stock Option Plan for Directors, 100,000 shares have been reserved for issuance, subject to stockholder approval of the plan. Options to non-employee directors are required to be granted at fair market value with an initial 10,000 share grant upon election to the Board. Subsequent service grants will be awarded to all non-employee directors in accordance with formulas based upon years of service. Under this plan, 10,000 options have been granted at an exercise price of $4.75 per share, of which none were exercisable at December 31, 1994. Options under this plan vest 25% each year commencing on the first anniversary of the grant date and expire after 10 years.

             In conjunction with certain subordinated debentures issued in 1991, and repaid in 1992, warrants were issued to acquire approximately 1.4 million shares of common stock at a purchase price of $1.50 per share, exercisable through April 1996. During 1994, approximately 1,177,000 of these warrants were exercised, leaving approximately 128,000 of the warrants remaining. In connection with an acquisition in 1987, the Company issued warrants to the seller to purchase 250,000 shares of common stock at $1.50 per share, which were subsequently exercised in February 1994.

(7)    Related Party Transactions
       --------------------------

             In 1994, the Company sold the majority of its interest in a subsidiary, PC Parts Express, Inc. ("PCPE") to a venture capital company primarily owned by a former officer and director of the Company, in exchange for cash, a secured note receivable, and warrants to purchase additional PCPE common stock. Separately, the Company sold substantially all of the assets with respect to its network training business to this same venture capital company in exchange for a secured note receivable and royalty agreement.

             Included in other assets at December 31, 1994 is a $1,181,250 secured term note receivable from an officer and director of the Company. Interest on the note accrues at the rate of 6% per annum and is payable annually beginning January 1, 1996. Principal is payable in two annual installments of $590,625 each on August 31, 1996 and August 31, 1997.

             Included in other assets at December 31, 1994 is a $600,000 secured term note receivable from a former officer and director of the Company. The outstanding principal balance and accrued interest at the prime rate was paid in February 1995.

             Safeguard owns approximately 63% of the Company's common stock as of December 31, 1994. The Company pays Safeguard a fee for providing certain administrative, legal and financial services to the Company. General and administrative expenses include charges from Safeguard of $600,000 in 1994, 1993 and 1992.

(8)    Leases
       ------

             The Company has noncancelable operating leases for facilities and equipment which expire at various dates from 1995 to 2004. Total rental expense for operating leases was $4,804,000, $5,430,000 and $5,161,000 in 1994, 1993 and 1992, respectively. Future minimum lease payments under noncancelable operating leases as of December 31, 1994 are $4,594,000 - 1995; $4,392,000 - 1996; $3,729,000 - 1997; $2,828,000 - 1998; $1,928,
       000 - 1999; and $2,696,000 - thereafter.

(9)    Savings Plan
       ------------

             The Company has a contributory 401(k) Plan for its employees and matches one-half of the first 4% and one-fourth of the next 2% of employee compensation, and employer participation is subject to certain vesting requirements. Amounts expensed relating to the Plan were $597,000, $501,000 and $372,000 in 1994, 1993 and 1992, respectively. In addition, the Company also expensed $215,000 in common stock contributions to the Plan during 1992. The 80,000 shares of common stock contributed for 1992 were made in the subsequent year.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(10)   Investments
       -----------

             In January 1994, the Company sold the majority of its interest in a subsidiary, PC Parts Express, Inc., which subsequently changed its name to PC Service Source ("PCSS"). In April 1994, PCSS completed an initial public offering. After this transaction, the Company's ownership of PCSS common stock was approximately 24%. The PCSS common stock owned by the Company is unregistered and the sale of the stock is subject to certain restrictions. The Company owned approximately 23% of the outstanding common shares of PCSS at year end and accounts for this investment using the equity method. At December 31, 1994, the Company's carrying value of the PCSS stock was $1,735,000 and the market value was approximately $8,200,000. In addition, the Company owns warrants for the purchase of 250,000 shares of PCSS common stock at an exercise price of $2.25.

(11)   Contingencies
       -------------

             The Company is involved in various claims and legal actions arising in the ordinary course of business with enterprises in both the public and private sector. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

(12)   Quarterly Financial Data (Unaudited)
       ------------------------------------

                                         1st             2nd             3rd            4th
                                       Quarter         Quarter         Quarter        Quarter
                                    ------------    ------------    ------------    ------------
                                              (in thousands, except per share amounts)
       1994
       ----
        Net revenues                 $  280,857      $  306,625      $  306,654      $  361,677
        Gross margin                     36,141          40,613          43,503          50,544
        Net earnings                      2,765           3,259           3,271           5,364
        Earnings per common share
          Primary                           .08             .09             .09             .15
          Fully diluted                     .07             .08             .08             .12


       1993
       ----
        Net revenues                 $  200,856      $  239,707      $  256,507      $  318,412
        Gross margin                     29,530          34,538          36,890          43,751
        Net earnings                      1,859           2,602           2,838           4,140
        Earnings per common share
          Primary                           .06             .08             .08             .12
          Fully Diluted                     .05             .07             .07             .10

       Earnings per common share calculations are based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters does not necessarily equal the year to date earnings per common share.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                  Schedule II

                       Valuation and Qualifying Accounts

                 Years ended December 31, 1994, 1993 and 1992

                                (In thousands)

                                     Balance at             Charged to                             Balanced at
                                    Beginning of            Costs and                                 End of
         Description                   Period                Expenses             Deductions          Period
- -----------------------------    -------------------    ------------------    ------------------   ------------
Trade receivables-
    Allowance for doubtful accounts

                 1992                      $  1,532                   858                   787       $  1,603

                 1993                      $  1,603                   767                   498       $  1,872

                 1994                      $  1,872                   963                   893       $  1,942

                                  SIGNATURE
                                  ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  April 13, 1994                            CompuCom Systems, Inc.


                                                  By:__________________________
                                                        Robert J. Boutin
                                                        Senior Vice President
                                                        Chief Financial Officer