Form 10-Q
period 1995-03-31
COMPUCOM SYSTEMS INC
filed 1995-05-12
CIK 736291

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the three months ended MARCH 31, 1995   Commission File Number 0-14371
- - - - - -----------------------------------------   ------------------------------


                             COMPUCOM SYSTEMS, INC.
- - - - - --------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                         38-2363156
- - - - - --------------------------------                         --------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

10100 N. CENTRAL EXPRESSWAY, DALLAS, TX                      75231
- - - - - ----------------------------------------                 --------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (214) 265-3600
                                                         --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   -----      -----

The number of shares of the Registrant's common stock outstanding as of May 9, 1995 was 33,990,764 shares.

- - - - - --------------------------------------------------------------------------------

This Quarterly Report on Form 10-Q, including all exhibits and attachments, contains 13 pages. The exhibit index may be found on page 10 of the consecutively numbered pages of the Quarterly Report on Form 10-Q.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                     Index

PART I.   FINANCIAL INFORMATION                                            Page
- - - - - -------   ---------------------                                            ----
Item 1.   Condensed Consolidated Balance Sheets
             March 31, 1995 (unaudited) and December 31, 1994                3

          Condensed Consolidated Statements of Operations
             Three months ended March 31, 1995 and 1994 (unaudited)          4

          Condensed Consolidated Statements of Cash Flows
             Three months ended March 31, 1995 and 1994 (unaudited)          5

          Notes to Condensed Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       7

PART II.  OTHER INFORMATION
- - - - - --------  -----------------

Item 6.   Exhibits and Reports on Form 8-K                                  10

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                            March 31,           December 31,
                                              1995                 1994
                                         --------------        --------------
                                           (unaudited)
            Assets
            ------
Current assets:
 Cash                                      $    4,024           $    4,076
 Receivables                                  212,574              233,589
 Inventories                                  144,675              155,561
 Other                                          2,078                2,145
                                           ----------           ----------
   Total current assets                       363,351              395,371

Property and equipment, net                    16,696               15,910

Cost in excess of fair value of tangible
 net assets purchased, less accumulated
 amortization                                  12,254               12,498
Other assets                                    5,523                5,752
                                           ----------           ----------

                                           $  397,824           $  429,531
                                           ==========           ==========
     Liabilities and Shareholders' Equity
     ------------------------------------
Current liabilities:
 Accounts payable                          $  120,831           $  154,342
 Accrued liabilities                           35,479               37,623
                                           ----------           ----------
   Total current liabilities                  156,310              191,965


Long-term debt                                119,348              118,974
Deferred income taxes                           5,404                6,010

Convertible subordinated notes                 18,309               18,214

Shareholders' equity:
 Preferred stock                               20,000               20,000
 Common stock                                     340                  337
 Additional paid-in capital                    28,636               28,164
 Retained earnings from July 1, 1987           49,477               45,867
                                           ----------           ----------
   Total shareholders' equity                  98,453               74,368
                                           ----------           ----------

                                           $  397,824           $  429,531
                                           ==========           ==========

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                  Three months ended March 31, 1995 and 1994
                   (In thousands, except per share amounts)

                                               1995                 1994
                                            ---------            ---------
                                                      (unaudited)
Net revenues                                $ 323,487            $ 280,857
Cost of revenues                              273,805              244,716
                                            ---------            ---------
  Gross margin                                 49,682               36,141
                                            ---------            ---------

Expenses:
 Selling                                       29,637               21,117
 General and administrative                     8,968                6,847
 Interest                                       3,237                2,498
 Depreciation and amortization                  1,449                1,071
                                            ---------            ---------
                                               43,291               31,533
                                            ---------            ---------
  Earnings before income taxes                  6,391                4,608

Income taxes                                    2,556                1,843
                                            ---------            ---------

Net earnings                                $   3,835            $   2,765
                                            =========            =========

Earnings per common share:
 Primary                                        $ .10                $ .08
 Fully diluted                                  $ .09                $ .07

Average common shares outstanding:
 Primary                                       35,714               35,949
 Fully diluted                                 44,123               44,366


See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                  Three months ended March 31, 1995 and 1994
                                (In thousands)

                                                         1995           1994
                                                      --------       --------
                                                            (unaudited)
Cash flows from operating activities:
 Net earnings                                         $  3,835       $  2,765
 Adjustments to reconcile net earnings to net
  cash provided/(used) in operating activities:
   Depreciation and amortization                         1,449          1,071
   Other                                                                 (307)
   Deferred income taxes                                  (606)

   Changes in assets and liabilities:
      Receivables                                       21,715         22,409
      Inventories                                       10,886        (25,616)
      Other current assets                                  67           (360)
      Accounts payable                                 (33,511)        (4,443)
      Accrued liabilities and other                     (1,833)        (3,025)
                                                      --------       --------
        Net cash provided/(used) by operating
         activities                                      2,002         (7,506)
                                                      --------       --------

Cash flows from investing activities:
 Capital expenditures, net                              (1,367)          (930)
 Net assets of businesses acquired                      (1,185)
                                                      --------       --------
        Net cash used by investing
         activitiies                                    (2,552)          (930)
                                                      --------       --------

Cash flows from financing activities:
 Net borrowings under bank credit facility                 374            323
 Issuance of preferred stock                                            5,000
 Exercise of warrants and options                          349          2,590
 Preferred stock dividend                                 (225)
                                                      --------       --------
        Net cash provided by financing
         activities                                        498          7,913
                                                      --------       --------

Net decrease in cash                                       (52)          (523)
Cash at beginning of period                              4,076          3,941
                                                      --------       --------
Cash at end of period                                 $  4,024       $  3,418
                                                      ========       ========


See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1995

(1)  General
     -------

        These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company's 1994 Annual Report on Form 10-K. The information furnished is unaudited but reflects all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of the results for these interim periods. Interim results are not necessarily indicative of results expected for the full year.

(2)  Contingencies
     -------------

        The Company is involved in various claims and legal actions arising in the ordinary course of business with enterprises in both the public and private sector. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

(3)  Reclassifications
     -----------------

        Certain amounts in the 1994 condensed consolidated financial statements have been reclassified to conform with the 1995 presentation.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                                March 31, 1995


Results of Operations
- - - - - ---------------------

   The following table shows the Company's gross margin and expenses, as a percentage of net revenues, for the three months ended March 31, 1995 and 1994.

                                       1995                 1994
                                      ------               ------

Gross margin                           15.4%                12.9%

Operating expenses:

 Selling                                4.5                  4.6
 Service                                4.6                  3.0
 General and administrative             2.8                  2.4
 Depreciation and amortization          0.5                  0.4
                                       ----                 ----
                                       12.4                 10.4
                                       ----                 ----

 Operating earnings                     3.0                  2.5

Interest                                1.0                  0.9
                                       ----                 ----

 Earnings before income taxes           2.0                  1.6

 Income taxes                           0.8                  0.6
                                       ----                 ----

Net earnings                            1.2%                 1.0%
                                       ====                 ====


   Net revenues for the quarter ended March 31, 1995 increased 15% from the same period in 1994 to $323.5 million. The higher revenues reflect the continued demand by corporate customers for personal computers, as well as the Company's focus on expanding its network and technology services. The Company's first quarter net revenues reflects an increase in service revenue of 80% over the first quarter of 1994, and includes revenue from three acquisitions in the service arena, International Micronet Systems, acquired in December 1994, and certain assets related to Allerion Corporation and Benchmark Corporation, both acquired during the first quarter of 1995. The Company believes the increase in net revenues can also be attributed to the weakened financial condition of certain competitors, as corporate customers consolidate their outsourcing needs and reduce the number of providers to one or two compared to several. In addition, the Company has remained focused on its selling strategies and providing quality service.

                                                        (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


   Gross margin as a percentage of net revenues for the first quarter 1995 increased when compared to the same quarter in 1994. This increase is principally due to higher product margins and the increase in service-related activity resulting from the Company's emphasis on the growth of the service business. The increase in product margins is primarily a result of continued price decreases related to certain products from manufacturers and less price competition in the marketplace, partially influenced by poor financial results of certain competitors. In addition, gross margin was positively impacted by the increase in existing services combined with the service-related acquisitions previously discussed. As service margin increases at a rate greater than product margin, overall gross margin is favorably impacted due to service margins as a percentage of service net revenues being higher than product margin. The Company participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume rebates, are not material when compared to the Company's overall financial results.

   Operating expenses for the first quarter of 1995 increased $11.4 million from the comparable period of 1994 to support the significant revenue growth. The significant increase in service expenses, both in terms of absolute dollars and as a percentage of net revenue, reflects the expenses related to the overall service revenue growth, including the more recent acquisitions. Also contributing to the increase of service-related expenses is the Company's planned development of an infrastructure necessary to manage and expand its growing service business. General and administrative expenses also increased over the prior year, primarily due to the Company's investment in MIS resources required to enhance customer satisfaction, particularly in the service segment. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

   Depreciation and amortization expense increased as a percentage of net revenues and in absolute dollars for the quarter ended March 31, 1995. The increase can be attributed primarily to amortization expense associated with the Company's recent acquisitions.

   Interest expense increased in absolute dollars by $0.7 million and also as a percentage of net revenues for the quarter ended March 31, 1995 primarily as a result of the higher working capital needs to support the Company's revenue growth and an increase in the effective interest rate.

   As a result of the factors discussed above net earnings increased 39% to $3.8 million in 1995 from $2.8 million in 1994. Future improved profitability will depend on competition, manufacturer product pricing changes and product availability, as well as the Company's control of operating expenses, increased focus on providing technical service and support to customers, and effective utilization of vendor programs.

 Liquidity and Capital Resources
 -------------------------------

   During recent years, the Company has utilized equity financing, operating earnings, the bank credit facility and long-term subordinated notes to fund its significant revenue growth and related operating asset requirements. The Company maintains a satisfactory relationship with several banks and has a $150 million bank revolving credit facility, subject to certain collateral restrictions, with a major bank group. At March 31, 1995 approximately $119 million of this facility was outstanding, with an additional $31 million available for borrowing. Negotiations are currently underway to increase the bank credit facility to $175 million in the second quarter of 1995 to support the Company's projected net revenue growth.

                                                        (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

   Working capital at March 31, 1995 is $207 million compared to $203 million at December 31, 1994 resulting in an increase in the working capital ratio from 2.1 to 2.3. Inventory levels were lower at March 31, 1995 when compared to December 31, 1994, principally due to the Company's renewed focus on improving inventory turns. Accounts receivable declined when compared to December 1994 due to lower net revenues in the first quarter of 1995 compared to the fourth quarter of 1994. The decline in accounts payable is principally due to the timing of product shipments, which were higher in the fourth quarter of 1994 to support the seasonally high net revenues.

   The business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to total assets. Capital asset requirements are generally funded through internally generated funds, the bank credit facility or leasing sources. Capital expenditures are expected to be approximately $5 million in 1995, of which approximately $1.4 million was spent during the first quarter. There are no material capital asset purchase commitments at March 31, 1995.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- - - - - -------  --------------------------------

(a)      Exhibits
         --------

         Exhibit
           No.     Description
           ---     -----------


           11      Computation of Per Share Earnings

           27      Financial Data Schedule

         No other exhibits are required to be filed by the Registrant during the three months ended March 31, 1995.


(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K have been filed by the Registrant during the three months ended March 31, 1995.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               COMPUCOM SYSTEMS, INC.
                                         ------------------------------------
                                         (Registrant)




DATE:  May 12, 1995                      /s/ Edward Anderson
                                         -------------------------------------
                                         Edward Anderson,
                                         President and Chief Executive Officer



DATE:  May 12, 1995                      /s/ Robert J. Boutin
                                         -------------------------------------
                                         Robert J. Boutin,
                                         Senior Vice President, Finance and
                                         Chief Financial Officer