Form 10-Q
period 1995-06-30
COMPUCOM SYSTEMS INC
filed 1995-08-14
CIK 736291

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the three months ended JUNE 30, 1995          Commission File Number 0-14371
----------------------------------------          ------------------------------


                            COMPUCOM SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                 DELAWARE                                       38-2363156
----------------------------------------                 ----------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                     Identification Number)

 10100 N. CENTRAL EXPRESSWAY, DALLAS, TX                           75231
----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (214) 265-3600
                                                          ----------------------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---



The number of shares of the Registrant's common stock outstanding as of August 8, 1995 was 34,463,762.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                     Index


PART I.   FINANCIAL INFORMATION                                             Page
-------   ---------------------                                             ----
Item 1.   Condensed Consolidated Balance Sheets
            June 30, 1995 (unaudited) and December 31, 1994                  3

          Condensed Consolidated Statements of Operations
            Three months and six months ended June 30, 1995 and 1994
            (unaudited)                                                      4

          Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 1995 and 1994 (unaudited)              5

          Notes to Condensed Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        7

PART II.  OTHER INFORMATION
--------  -----------------

Item 4.   Submission of Matters to a Vote of Security Holders               10

Item 6.   Exhibits and Reports on Form 8-K                                  11

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                     June 30,     December 31,
                                                       1995           1994
                                                   -----------    ------------
                                                   (unaudited)
        Assets
        ------

Current assets:
  Cash                                               $  4,094       $  4,076
  Receivables                                         215,791        233,589
  Inventories                                         150,141        155,561
  Other                                                 1,737          2,145
                                                     --------       --------
     Total current assets                             371,763        395,371

Property and equipment, net                            17,070         15,910

Cost in excess of fair value of tangible net
  assets purchased, less accumulated amortization      12,229         12,498
Other assets                                            5,301          5,752
                                                     --------       --------

                                                     $406,363       $429,531
                                                     ========       ========

     Liabilities and Shareholders' Equity
     ------------------------------------

Current liabilities:
  Accounts payable                                   $132,215       $154,342
  Accrued liabilities                                  34,110         37,623
                                                     --------       --------
     Total current liabilities                        166,325        191,965

Long-term debt                                        113,417        118,974
Deferred income taxes                                   5,410          6,010

Convertible subordinated notes                         18,405         18,214

Shareholders' equity:
  Preferred stock                                      20,000         20,000
  Common stock                                            341            337
  Additional paid-in capital                           28,774         28,164
  Retained earnings from July 1, 1987                  53,691         45,867
                                                     --------       --------
     Total shareholders' equity                       102,806         94,368
                                                     --------       --------

                                                     $406,363       $429,531
                                                     ========       ========

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                   (In thousands, except per share amounts)

                                                       Three months ended                      Six months ended
                                                             June 30,                               June 30,
                                                    1995                1994                1995                1994
                                                -------------       -------------       -------------       -------------
                                                           (unaudited)                             (unaudited)

Net revenues                                       $350,710            $306,625            $674,197            $587,482
Cost of revenues                                    295,237             266,012             569,042             510,728
                                                   --------            --------            --------            --------
     Gross margin                                    55,473              40,613             105,155              76,754
                                                   --------            --------            --------            --------

Expenses:
  Selling                                            31,909              24,089              61,546              46,019
  General and administrative                         10,733               7,241              19,701              13,275
  Interest                                            3,260               2,731               6,497               5,229
  Depreciation and amortization                       1,548               1,119               2,997               2,190
                                                   --------            --------            --------            --------

                                                     47,450              35,180              90,741              66,713
                                                   --------            --------            --------            --------

     Earnings before income taxes                     8,023               5,433              14,414              10,041

Income taxes                                          3,209               2,174               5,765               4,017
                                                   --------            --------            --------            --------

Net earnings                                       $  4,814            $  3,259            $  8,649            $  6,024
                                                   ========            ========            ========            ========

Earnings per common share:
  Primary                                              $.12                $.09                $.22                $.17
  Fully diluted                                        $.11                $.08                $.19                $.14

Average common shares outstanding:
  Primary                                            36,261              35,865              35,992              35,919
  Fully diluted                                      44,996              44,274              44,935              44,328

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                    Six months ended June 30, 1995 and 1994
                                (In thousands)

                                                                       1995               1994
                                                                     --------           --------
                                                                          (unaudited)
Cash flows from operating activities:
  Net earnings                                                       $ 8,649            $ 6,024
  Adjustments to reconcile net earnings to net
   cash provided (used) in operating activities:
     Depreciation and amortization                                     2,997              2,190
     Other                                                                                 (406)
     Deferred income taxes                                              (606)               558

     Changes in assets and liabilities:
       Receivables                                                    19,035             14,453
       Inventories                                                     5,420            (33,689)
       Other current assets                                              408                 75
       Accounts payable                                              (22,359)            (6,995)
       Accrued liabilities and other                                  (3,062)            (2,420)
                                                                    --------           --------
         Net cash provided (used) by operating activities             10,482            (20,210)
                                                                    --------           --------

Cash flows from investing activities:
  Capital expenditures, net                                           (2,758)            (1,743)
  Business acquisitions net of cash acquired                          (1,754)
                                                                    --------           --------
         Net cash used by investing activities                        (4,512)            (1,743)
                                                                    --------           --------

Cash flows from financing activities:
  Net borrowings (repayments) under bank credit facility              (5,615)             9,151
  Issuance of preferred stock                                                            10,000
  Exercise of warrants and options                                       488              2,631
  Preferred stock dividend                                              (825)
                                                                    --------           --------
         Net cash provided (used) by financing activities             (5,952)            21,782
                                                                    --------           --------

Net increase (decrease) in cash                                           18               (171)
Cash at beginning of period                                            4,076              3,941
                                                                    --------           --------
Cash at end of period                                               $  4,094           $  3,770
                                                                    ========           ========

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1995

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

(2)  Long-term Debt
     --------------

        During April 1995, the Company executed an amendment to the August 1993 Financing and Security Agreement increasing the availability under the Company's bank revolving credit facility ("Credit Facility") from $150 million to $175 million. The other significant terms under the Credit Facility remained the same.


(3)  Contingencies
     -------------

        The Company is involved in various claims and legal actions arising in the ordinary course of business with enterprises in both the public and private sector. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations.

(4)  Reclassifications
     -----------------

        Certain amounts in the 1994 condensed consolidated financial statements have been reclassified to conform with the 1995 presentation.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

                                 June 30, 1995

Results of Operations
---------------------

  The following table shows the Company's gross margin and expenses, as a percentage of net revenues.


                                    Three months ended        Six months ended
                                         June 30,                  June 30,
                                    ------------------        ----------------
                                     1995         1994         1995       1994
                                    -----         ----        -----       ----

Gross margin                         15.8%        13.2%         15.6%     13.1%

Operating expenses:

  Selling                             4.1          4.6           4.2       4.6
  Service                             5.0          3.2           5.0       3.2
  General and administrative          3.1          2.4           2.9       2.3
  Depreciation and amortization       0.4          0.4           0.4       0.4
                                     ----         ----          ----      ----
                                     12.6         10.6          12.5      10.5
                                     ----         ----          ----      ----

  Operating earnings                  3.2          2.6           3.1       2.6

Interest                              0.9          0.8           1.0       0.9
                                     ----         ----          ----      ----
  Earnings before income taxes        2.3          1.8           2.1       1.7

  Income taxes                        0.9          0.7           0.8       0.7
                                     ----         ----          ----      ----

Net earnings                          1.4%         1.1%          1.3%      1.0%
                                     ====         ====          ====      ====

Net revenues for the quarter and six months ended June 30, 1995 increased 14% and 15% from the same periods in 1994 to $350.7 million and $674.2 million, respectively. The higher net revenues are a result of the continued demand by corporate customers for personal computers, as well as the Company's strategy of expanding its enterprise network integration capabilities through internal growth and acquisitions, remaining focused on its selling strategies and providing quality service. The Company's second quarter net revenues reflect an increase in service revenue in excess of 80% over the second quarter of 1994 and approximately 25% over the first quarter of 1995, and includes revenue from four acquisitions in the service arena, International Micronet Systems, acquired in December 1994, and certain assets related to Allerion Corporation and Benchmark Corporation, acquired during the first quarter of 1995, and the purchase of Trellis-Hayes-Micronet, acquired in the second quarter of 1995. In addition, the Company believes the increase in net revenues can also be attributed to the weakened financial condition of certain competitors, as corporate customers consolidate their outsourcing and outtasking needs. Corporate demand for the remainder of 1995 will be influenced by the timing of the acceptance of Windows '95.

                                                        (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


  Gross margin as a percentage of net revenues for the second quarter 1995 increased slightly when compared to the first quarter of 1995 primarily as a result of increased service activity, partially offset by lower product margins. Gross margin also increased when compared to the same quarter in 1994, principally due to higher product margins and the increase in service-related activity resulting from the Company's emphasis on the growth of the service business. Although product margins declined from the first quarter to the second quarter in 1995, product margins are higher than the same periods in 1994 primarily due to price decreases related to certain manufacturers' products and less price competition, partially influenced by poor financial results of certain competitors. Future product margins will be influenced by manufacturers' pricing strategies together with competitive pressures, and will be enhanced to the extent the Company is able to increase service revenues through internal growth and growth via acquisitions. As service revenues increases at a rate greater than product revenues, overall gross margin is favorably impacted due to service margin as a percentage of service net revenues being higher than product margin. The Company participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume rebates and specific product rebates offered by certain manufacturers, are not material when compared to the Company's overall financial results.

  Operating expenses for the three month and six month period ended June 30, 1995 increased $11.7 and $22.8 million, respectively, from the comparable periods of 1994, to support the continued revenue growth. As a percentage of net revenues, operating expenses also increased, principally as a result of the growth of the service business. The significant increase in service expense both as a percentage of net revenues and in absolute dollars reflects expenses associated with the overall service revenue growth, including the recent acquisitions, as well as costs related to the planned development of an infrastructure necessary to manage and expand the service business. Selling expense as a percentage of net revenues improved when compared to 1994 primarily as a result of continued improvement in product sales productivity, as well as the rate of growth in the service business exceeding that of the product business. General and administrative expenses increased over the prior year, primarily due to the Company's investment in information systems resources required to enhance customer satisfaction, particularly in the service segment, and other discretionary spending necessary to meet the Company's objectives.
The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

  Depreciation and amortization expense increased in absolute dollars but remained relatively constant as a percentage of net revenues for the quarter and six months ended June 30, 1995. The dollar increase reflects amortization expense associated with the Company's recent acquisitions, as well as increased depreciation expense related to fixed asset purchases in 1994 and 1995.

  Interest expense increased in absolute dollars by $0.5 million and also increased as a percentage of net revenues for the quarter and six months ended June 30, 1995 primarily as a result of higher average interest rates and increased borrowings to support revenue growth, partially offset by improved asset turns. The Company is pursuing alternatives it anticipates will reduce its cost of funds.

  As a result of the factors discussed above net earnings increased 48% to $4.8 million in the second quarter of 1995 from $3.2 million in 1994 and as a percentage of net revenues improved from 1.1% to 1.4%. Future improved profitability will depend on competition, manufacturer product pricing changes and product availability, as well as the Company's control of operating expenses, increased focus on providing technical service and support to customers, and effective utilization of vendor programs.

                                                        (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

 Liquidity and Capital Resources
 -------------------------------

  During recent years, the Company has utilized equity financing, operating earnings, the bank credit facility and long-term subordinated notes to fund its significant revenue growth and related operating asset requirements. The Company maintains a satisfactory relationship with several banks. In April 1995, the Company increased its bank revolving credit facility from $150 million to $175 million to support its revenue growth. The credit facility is subject to certain collateral restrictions and matures in March, 1997. At June 30, 1995 approximately $115 million of this facility was outstanding, with an additional $60 million available for borrowing. In addition, the Company currently has outstanding $18,500,000 of 9% Convertible Subordinated Notes ("Notes") issued in 1992. The Notes are due in 2002 and are convertible into 8,409,000 shares of the Company's common stock at $2.20 per share. The Company may call the Notes on or after September 15, 1995 subject to certain conditions as provided in the Notes. Given that the current price of the Company's common stock is well above the conversion price of $2.20, it is likely that if the Notes are called by the Company, the holders will convert their holdings into common stock.

  Working capital at June 30, 1995 is $205 million compared to $203 million at December 31, 1994 resulting in an increase in the working capital ratio from 2.1 to 2.2. Inventory levels were lower at June 30, 1995 when compared to December 31, 1994, principally due to the Company's renewed focus on improving inventory turns. Accounts receivable declined when compared to December 1994 due to seasonally lower net revenues in the second quarter of 1995 compared to the fourth quarter of 1994, and improved collection efforts. The decline in accounts payable is principally due to the timing of product shipments, which were higher in the fourth quarter of 1994 to support the seasonally high net revenues.

  The business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to total assets. Capital asset requirements are generally funded through internally generated funds, the bank credit facility or leasing sources. Capital expenditures are expected to be approximately $5 million in 1995, of which approximately $3 million was spent during the first and second quarters. There are no material capital asset purchase commitments at June 30, 1995.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

  The Company held its Annual Meeting of Shareholders on May 25, 1995. At the meeting, the shareholders voted in favor of electing as directors the nine nominees named in the Proxy Statement dated April 24, 1995, in favor of an amendment to the 1993 Stock Option Plan to increase the number of shares of common stock available from 1,750,000 to 4,750,000, and in favor of the proposal to adopt the Stock Option Plan for Directors. The number of votes cast for, against or withheld, as well as, the number of abstentions and broker non-votes were as follows:

Election of Directors:

                                             For               Withheld
                                          ----------           --------
James W. Dixon                            44,833,235            181,580
Edward R. Anderson                        44,833,835            180,980
Daniel F. Brown                           44,834,485            180,330
Michael J. Emmi                           44,834,935            179,880
Richard F. Ford                           44,833,735            181,080
Ira M. Lubert                             44,833,235            181,580
Warren V. Musser                          44,831,135            183,680
Edward N. Patrone                         44,831,035            183,780
Charles A. Root                           44,830,135            184,680

  Proposal to Amend the 1993 Stock Option Plan:

    For               Against             Abstain            Broker Non-Votes
----------           ---------            -------            ----------------
28,513,688           1,169,731            108,920                  0

  Proposal to Adopt the 1993 Stock Option Plan for Directors:

    For               Against             Abstain            Broker Non-Votes
----------           ---------            -------            ----------------
29,393,303            470,083             141,076                  0

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES
                    ---------------------------------------

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)   Exhibits
      --------

       Exhibit
          No.     Description
       -------    -----------

         10.1 Financing and Security Agreement dated April 26, 1995 between Nations Bank of Texas, N.A. and CompuCom
                Systems, Inc.

         10.2 $175,000,000 Master Revolving Promissory Note due March 31, 1997 to Nations Bank of Texas, N.A. dated as of April 26, 1995.

         11     Computation of Per Share Earnings

         27     Financial Data Schedule (electronic filing only)


         No other exhibits are required to be filed by the Registrant during the three months ended June 30, 1995.


(b)   Reports on Form 8-K
      -------------------

         No reports on Form 8-K have been filed by the Registrant during the three months ended June 30, 1995.

                   COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         COMPUCOM SYSTEMS, INC.
                                         ----------------------------------
                                         (Registrant)




DATE:  August 14, 1995                   /s/ Edward Anderson
                                         -------------------
                                         Edward Anderson,
                                         President and Chief Executive Officer



DATE:  August 14, 1995                   /s/ Robert J. Boutin
                                         --------------------
                                         Robert J. Boutin,
                                         Senior Vice President, Finance and
                                         Chief Financial Officer