Form 10-Q
period 1995-09-30
COMPUCOM SYSTEMS INC
filed 1995-11-14
CIK 736291

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the three months ended SEPTEMBER 30, 1995   Commission File Number 0-14371
---------------------------------------------   ------------------------------


                             COMPUCOM SYSTEMS, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                           38-2363156
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

10100 N. CENTRAL EXPRESSWAY, DALLAS, TX                          75231
----------------------------------------                 ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:      (214) 265-3600
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



The number of shares of the Registrant's common stock outstanding as of November 9, 1995 was 43,212,915.



-------------------------------------------------------------------------------

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                     Index

PART I.     FINANCIAL INFORMATION                                          Page
-------     ---------------------                                          ----

Item 1.     Condensed Consolidated Balance Sheets
              September 30, 1995 (unaudited) and
              December 31, 1994                                              3

            Condensed Consolidated Statements of Operations
              Three months and nine months ended September 30,
              1995 and 1994 (unaudited)                                      4

            Condensed Consolidated Statements of Cash Flows
              Nine months ended September 30, 1995 and 1994
              (unaudited)                                                    5

            Notes to Condensed Consolidated Financial Statements             6

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            7


PART II.    OTHER INFORMATION
--------    -----------------

Item 6.     Exhibits and Reports on Form 8-K                                10

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                  September 30,    December 31,
                                                      1995             1994
                                                  -------------    ------------
                    Assets                         (unaudited)
                    ------
Current assets:
 Cash                                               $   4,104        $   4,076
 Receivables                                          223,349          233,589
 Inventories                                          171,736          155,561
 Other                                                  1,702            2,145
                                                    ---------        ---------
   Total current assets                               400,891          395,371

Property and equipment, net                            17,196           15,910

Cost in excess of fair value of tangible net assets
 purchased, less accumulated amortization              12,111           12,498
Other assets                                            4,576            5,752
                                                    ---------        ---------

                                                    $ 434,774        $ 429,531
                                                    =========        =========

       Liabilities and Shareholders' Equity
       ------------------------------------

Current liabilities:
 Accounts payable                                   $ 162,669        $ 154,342
 Accrued liabilities                                   38,271           37,623
                                                    ---------        ---------
   Total current liabilities                          200,940          191,965


Long-term debt                                        101,508          118,974

Deferred income taxes                                   1,318            6,010

Convertible subordinated notes                         18,500           18,214


Shareholders' equity:
 Preferred stock                                       20,000           20,000
 Common stock                                             346              337
 Additional paid-in capital                            33,944           28,164
 Retained earnings from July 1, 1987                   58,218           45,867
                                                    ---------        ---------
   Total shareholders' equity                         112,508           94,368
                                                    ---------        ---------

                                                    $ 434,774        $ 429,531
                                                    =========        =========

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                    (In thousands, except per share amounts)

                                          Three months ended           Nine months ended
                                              September 30,                September 30,
                                          1995         1994            1995           1994
                                        ---------    ---------     -----------      ---------
                                              (unaudited)                  (unaudited)
Net revenues                            $ 347,899    $ 306,654     $ 1,022,096      $ 894,136
Cost of revenues                          292,094      263,151         861,136        773,879
                                        ---------    ---------     -----------       --------
   Gross margin                            55,805       43,503         160,960        120,257
                                        ---------    ---------     -----------       --------
Expenses:
 Selling and service                       34,136       26,506          95,682         72,525
 General and administrative                 9,100        7,432          28,801         20,707
 Interest                                   2,997        2,968           9,494          8,197
 Depreciation and amortization              1,526        1,146           4,523          3,336
                                        ---------    ---------     -----------       --------

                                           47,759       38,052         138,500        104,765
                                        ---------    ---------     -----------       --------

   Earnings before income taxes             8,046        5,451          22,460         15,492

Income taxes                                3,219        2,180           8,984          6,197
                                        ---------    ---------     -----------       --------

Net earnings                            $   4,827    $   3,271     $    13,476       $  9,295
                                        =========    =========     ===========       ========

Earnings per common share:
 Primary                                    $ .12        $ .09           $ .34          $ .25
 Fully diluted                              $ .10        $ .08           $ .29          $ .22

Average common shares outstanding:
 Primary                                   37,206       35,361          36,476         35,807
 Fully diluted                             45,808       43,802          45,661         44,216

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                 Nine months ended September 30, 1995 and 1994
                                 (In thousands)

                                                             1995        1994
                                                           --------    --------
                                                                (unaudited)
Cash flows from operating activities:
 Net earnings                                              $ 13,476    $  9,295
 Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                             4,523       3,336
    Other                                                                  (581)
    Deferred income taxes                                      (398)      2,294

    Changes in assets and liabilities:
     Receivables                                             11,477       7,623
     Inventories                                            (16,490)    (36,430)
     Other current assets                                       443         624
     Accounts payable                                         9,179      (6,230)
     Accrued liabilities and other                            1,608      (1,105)
                                                           --------    --------
      Net cash provided by (used in)
       operating activities                                  23,818     (21,174)
                                                           --------    --------

Cash flows from investing activities:
 Capital expenditures, net                                   (4,023)     (3,039)
 Business acquisitions net of cash acquired                  (2,481)
                                                           --------    --------
      Net cash used in investing activities                  (6,504)     (3,039)
                                                           --------    --------

Cash flows from financing activities:
 Net borrowings (repayments) under bank
   credit facility                                          (17,524)      6,284
 Issuance of preferred stock                                             15,000
 Exercise of warrants and options                             1,363       2,704
 Preferred stock dividend                                    (1,125)
                                                           --------    --------
      Net cash provided by (used in)
        financing activities                                (17,286)     23,988
                                                           --------    --------

Net increase (decrease) in cash                                  28        (225)
Cash at beginning of period                                   4,076       3,941
                                                           --------    --------
Cash at end of period                                      $  4,104    $  3,716
                                                           ========    ========

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1995

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


(3)  Contingencies
     -------------

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations.

(4)  Reclassifications
     -----------------

        Certain amounts in the 1994 condensed consolidated financial statements have been reclassified to conform with the 1995 presentation.

(5)  Subsequent Event
     ----------------

        On September 25, 1995, the Company called for redemption $18.5 million of 9% Convertible Subordinated Notes ("Notes"). The Notes, convertible into
     8.4 million shares of the Company's common stock, were issued in September 1992 and were due in September 2002. The shares were converted on October 25, 1995, resulting in a decrease in the Company's long-term debt and a corresponding increase in stockholders' equity. In an effort to assist the holders of these shares to sell in the public market all or a portion of the converted shares, the Company filed a registration statement with the Securities and Exchange Commission for an underwritten public offering of approximately 4.8 million of these shares. The public offering commenced October 26, 1995 and resulted in the sale of all the shares offered.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

                               September 30, 1995

Results of Operations
---------------------

  The following table shows the Company's gross margin and expenses, as a percentage of net revenues.

                                     Three months ended   Nine months ended
                                       September 30,        September 30,
                                    -------------------   ------------------
                                       1995     1994        1995       1994
                                    --------- ---------   --------   -------
Gross margin                           16.0%    14.2%       15.7%      13.4%

Operating expenses:

  Selling                               4.2      4.5         4.2        4.6
  Service                               5.6      4.1         5.2        3.5
  General and administrative            2.6      2.4         2.8        2.3
  Depreciation and amortization         0.4      0.4         0.4        0.4
                                       ----     ----        ----       ----
                                       12.8     11.4        12.6       10.8
                                       ----     ----        ----       ----

  Operating earnings                    3.2      2.8         3.1        2.6

Interest                                0.9      1.0         0.9        0.9
                                       ----     ----        ----       ----

  Earnings before income taxes          2.3      1.8         2.2        1.7

  Income taxes                          0.9      0.7         0.9        0.7
                                       ----     ----        ----       ----


Net earnings                            1.4%     1.1%        1.3%       1.0%
                                       ====     ====        ====       ====

Net revenues for the quarter and nine months ended September 30, 1995 increased 13% and 14% from the same periods in 1994 to $348 million and $1,022 million, respectively. The higher net revenues are a result of the continued demand by corporate customers for personal computers, as well as the Company's strategy of expanding its enterprise network integration capabilities through internal growth and acquisitions. In addition, the Company believes the increase in net revenues can be attributed to corporate customers continuing to consolidate their outsourcing and outtasking needs. The Company's third quarter net revenues reflect an increase of approximately 80% in service-related revenues over the third quarter of 1994 and approximately 8% over the second quarter of 1995, and includes revenue from several small strategic acquisitions in the service arena which occurred in late 1994 and early 1995. Although net revenues continued to exceed prior year, the Company experienced a slight decline in net revenues when compared to

                                                        (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

the second quarter of 1995, which the Company believes can be attributed to corporate customers' delay in upgrading personal computers while evaluating the impact of Pentium/Windows '95. Corporate demand for the remainder of 1995 and the first part of 1996 will be influenced by the timing of acceptance of and transition to Windows '95.

  Gross margin as a percentage of net revenues for the third quarter 1995 increased when compared to the second quarter of 1995 and the same period in 1994, primarily as a result of increased service-related activity resulting from the Company's continued emphasis on the growth of the service business, partially offset by lower product margins. As service revenues increase at a rate greater than product revenues, overall gross margin is favorably impacted due to service margin as a percentage of service net revenues being higher than product margin. Product margins were down slightly from both the third quarter 1994 as well as the previous quarter of 1995 and reflect increased pricing competition in the computer reseller marketplace. Future product margins will be influenced by manufacturers' pricing strategies together with competitive pressures from other resellers in the industry. The Company participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume rebates and specific product rebates offered by certain manufacturers, are not material when compared to the Company's overall financial results.

  Operating expenses for the three month and nine month period ended September 30, 1995 increased $9.7 and $33.7 million, respectively, from the comparable periods of 1994, to support the continued revenue growth. As a percentage of net revenues, operating expenses also increased, principally as a result of the growth of the service business. The significant increase in service expense, both as a percentage of net revenues and in absolute dollars, reflects expenses associated with the overall service revenue growth, including acquisitions, as well as costs related to the planned development of an infrastructure necessary to manage and expand the service business. Selling expense as a percentage of net revenues improved when compared to 1994 primarily as a result of continued improvement in product sales productivity. General and administrative expenses increased over the prior year, primarily due to the Company's investment in information systems resources required to enhance customer satisfaction, particularly in the service segment, and other spending necessary to meet the Company's objectives. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

  Depreciation and amortization expense increased in absolute dollars but remained relatively constant as a percentage of net revenues for the quarter and nine months ended September 30, 1995. The dollar increase reflects amortization expense associated with the Company's recent acquisitions, as well as increased depreciation expense related to fixed asset purchases in 1994 and 1995.

  Interest expense increased in absolute dollars by $1.3 million but remained constant as a percentage of net revenues for the nine months ended September 30, 1995, primarily as a result of higher average interest rates and increased borrowings to support revenue growth. For the quarter ending September 30, 1995, interest expense remained relatively flat with prior year, but improved as a percentage of net revenues primarily as a result of improved collections, partially offset by higher average interest rates. The Company is continuing to pursue additional alternatives it anticipates will reduce its cost of funds.

                                                        (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

  As a result of the factors discussed above, net earnings increased 48% to $4.8 million in the third quarter of 1995 from $3.3 million in 1994 and as a percentage of revenues improved from 1.1% to 1.4%. Future improved profitability will depend on competition, manufacturer product pricing changes and product availability, as well as the Company's control of operating expenses, increased focus on providing technical service and support to customers, and effective utilization of vendor programs, and ability to retain and hire quality service personnel.


 Liquidity and Capital Resources
 -------------------------------

  During recent years, the Company has utilized equity financing, operating earnings, the bank credit facility and long-term subordinated notes to fund its significant revenue growth and related operating asset requirements. The Company maintains a satisfactory relationship with several banks. In April 1995, the Company increased its bank revolving credit facility from $150 million to $175 million to support its revenue growth. The credit facility is subject to certain collateral restrictions and matures in March, 1997. At September 30, 1995 approximately $99 million of this facility was outstanding, with an additional $76 million available for borrowing. In addition, as of September 30, 1995, the Company had outstanding $18.5 million of 9% Convertible Subordinated Notes ("Notes") issued in 1992. The Notes, convertible into 8.4
million shares of the Company's common stock, were due in September 2002.   On
September 25, 1995, the Company called for redemption the entire principal balance of the Notes. The shares were converted on October 25, 1995, resulting in a decrease in the Company's long-term debt and a corresponding increase in stockholders' equity. In an effort to assist the holders of these shares to sell in the public market all or a portion of the converted shares, the Company filed a registration statement with the Securities and Exchange Commission for an underwritten public offering of approximately 4.8 million of these shares. The public offering commenced October 26, 1995 and resulted in the sale of all the shares offered.

  Working capital at September 30, 1995 is $200 million compared to $203 million at December 31, 1994 resulting in a 2.0 working capital ratio, constant from December 31, 1994. Inventory levels were higher at September 30, 1995 when compared to December 31, 1994, as the Company began to build stocking levels for anticipated fourth quarter sales. Accounts receivable declined when compared to December 1994 primarily due to seasonally lower net revenues in the third quarter of 1995 compared to the fourth quarter of 1994.

  During the third quarter 1995, the Company, through the utilization of certain historical net operating losses, reduced its deferred tax liability and increased stockholders' equity by approximately $4.3 million.

  The business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to total assets. Capital asset requirements are generally funded through internally generated funds, the bank credit facility or leasing sources. Capital expenditures are expected to be approximately $6 million in 1995, of which approximately $4 million was spent during the first nine months of 1995. There are no material capital asset purchase commitments at September 30, 1995.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits
         --------

         Exhibit
           No.        Description
         -------      -----------

           11         Computation of Per Share Earnings

           27         Financial Data Schedule


           No other exhibits are required to be filed by the Registrant during the three months ended September 30, 1995.


(b)      Reports on Form 8-K
         -------------------

           Current Report on Form 8-K dated October 27, 1995 was filed on October 27, 1995, with respect to the underwriting agreement related to the Company's underwritten public stock offering and included the Company's third quarter earnings press release.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     COMPUCOM SYSTEMS, INC.
                                     ------------------------------------------
                                     (Registrant)




DATE:  November 14, 1995             /s/ Edward  R. Anderson
                                     ------------------------------------------
                                     Edward R. Anderson,
                                     President and Chief Executive Officer



DATE:  November 14, 1995             /s/ Robert J. Boutin
                                     ------------------------------------------
                                     Robert J. Boutin,
                                     Senior Vice President, Finance and
                                     Chief Financial Officer