Form 10-K
period 1995-12-31
COMPUCOM SYSTEMS INC
filed 1996-03-28
CIK 736291

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended DECEMBER 31, 1995       Commission File Number 0-14371
-------------------------------------------       ------------------------------


                            COMPUCOM SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                             38-2363156
-------------------------------                             --------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

 10100 N. CENTRAL EXPRESSWAY, DALLAS, TX                        75231
----------------------------------------                    --------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:         (214) 265-3600
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:      NONE
                                                              -----------

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.01 PAR VALUE
--------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ ]

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates (based on the closing price on NASDAQ) on March 18, 1996 was approximately $169.1 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by March 18, 1996 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

The number of shares of the Registrant's Common Stock outstanding as of March 18, 1996 was 44,359,338 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relative to the May 21, 1996 annual meeting of stockholders of registrant, to be filed within 120 days after the end of the year covered by this report on Form 10-K, are incorporated by reference into Items 10, 11, 12 and 13 (Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

                                    PART I
                                    ------

ITEM 1    BUSINESS
------    --------

(A)  GENERAL DEVELOPMENT OF THE BUSINESS
     -----------------------------------

     INTRODUCTION

     CompuCom Systems, Inc., together with its subsidiaries ("CompuCom" or "the Company"), is a leading provider of personal computer ("PC") products and services to large and medium sized businesses throughout the United States. CompuCom teams with its customers, which include primarily Fortune 1000 companies and other large businesses, to apply PC technology to meet their business objectives, which range from product procurement and configuration to network project management and support. Product and services are sold by a direct sales force to over 2,000 business customers through approximately 40 sales and service centers located in and serving large metropolitan areas nationwide.

     The Company is an authorized dealer of major personal computer products for a number of manufacturers, including Compaq Computer Corporation ("Compaq"), International Business Machines Corporation ("IBM"), Hewlett-Packard Company ("HP"), Toshiba America Information Systems ("Toshiba"), and Apple Computer Corporation ("Apple"). CompuCom also offers a broad selection of networking and related products, computer-related peripheral equipment and a range of computer equipment and software from a number of vendors, including 3Com Corporation ("3Com"), Digital Equipment Corporation ("Digital"), Intel Corporation ("Intel"), Kingston Technology Corporation ("Kingston"), Lotus Development Corporation ("Lotus"), Microsoft Corporation ("Microsoft"), NEC Technologies, Inc. ("NEC"), and Novell, Inc. ("Novell"). To further meet the needs of its customers, CompuCom provides a variety of services including custom configuration of PC systems, field engineering, network management, help desk services and network project management utilizing network applications such as Novell Netware, Windows NT Server, Windows and Windows 95, IBM's OS/2 Warp and LAN Server.

     Net revenues for the Company have grown at a compounded rate of 29% over the past five years, while net earnings have grown by 42% compounded annually over the same period. CompuCom's strong revenue and net earnings performance is a result of the Company's continued focus on customer satisfaction, along with the enhancement of its product and services capabilities created by a strategy of growth through existing operations and strategic acquisitions. The Company's target customers are becoming increasingly dependent on information technology to compete effectively in today's markets. As a result, the decision making process that organizations face when planning, selecting and implementing technology solutions is becoming more complex and requires many of these organizations to outsource the management and support of their PC technology needs. In an effort to enhance the Company's ability to provide customers with value-added services designed to meet their PC technology service requirements, the Company acquired several small regional service companies during 1994 and 1995. These acquisitions have broadened the variety of the Company's network management platforms, increased the Company's remote network monitoring capabilities and greatly expanded the Company's systems engineer resources.

     RECENT DEVELOPMENTS

     Customer support, prompt delivery, product variety and availability, and price are key elements in attracting new and retaining current customers. In particular, knowledgeable, experienced sales and services personnel who understand customer needs are important factors in the growth of the Company's services business. During 1995, the Company continued to place emphasis on expanding the service portion of its business through internal and external growth. In 1996, the Company expects to continue to expand its services and support organization, train sales and services personnel, and develop its vendor relationships to provide customer-driven product lines at competitive prices.
In addition, CompuCom plans to continue its expansion of its integrated, comprehensive information system to enable the Company to track and respond to its customers' requirements more efficiently.

     On September 25, 1995, the Company called for redemption $18.5 million of 9% Convertible Subordinated Notes which were converted to 8.4 million shares of common stock prior to their October redemption date. In an effort to assist the holders of these shares to sell in the public market a portion of the converted shares, the Company completed an underwritten public offering of approximately
4.8 million of these shares in November 1995. The Company received no proceeds from the offering. The redemption will result in an annualized after tax interest savings of approximately $1 million.

     In 1995, the Company increased the availability under the Company's bank revolving credit facility ("credit facility") from $150 million to $175 million. During October 1995, the Company executed an amendment to the credit facility lowering the interest rate from the London Interbank Offered Rate ("LIBOR") plus 2.75% per annum to LIBOR plus 1.5% per annum and reduced the prime based portion of the credit facility from the prime rate plus 0.5% to the prime rate, subject to certain limitations. The fixed interest portion of the credit facility ($60 million at 7.18% per annum) remained unchanged. Negotiations are currently underway to extend the maturity date of the credit facility. In addition, the Company is currently negotiating to expand its credit sources to include asset securitization, to lower the effective borrowing rate and increase its borrowing capacity to support the Company's projected net revenue growth.

     In the first quarter of 1996, Mr. Charles A. Root, who has been a member of the Board since 1986 and who served as Vice-Chairman of the Board from June 1988 until March 1991, was elected to the position of Chairman of the Board of Directors. Mr. Root replaces Mr. James W. Dixon who has joined ClientLink, Inc., a subsidiary of CompuCom, as president and CEO.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     ---------------------------------------------

     The Company operates in only one industry segment -- sales and services of personal computers, configuration, network integration and technology support services to businesses nationwide -- and no separate industry segment information is presented.

(C)  NARRATIVE DESCRIPTION OF BUSINESS
     ---------------------------------

     SALES AND MARKETING

     The Company markets its product procurement, configuration, field engineering, network management, help desk services and network project management primarily through its direct sales force and service personnel, operating through approximately 40 sales and service centers. The Company focuses on meeting the needs of large corporate businesses, which account for the majority of the Company's net revenue in 1995. However, no one customer accounted for in excess of 10% of such revenues.

     The Company is generally authorized by various vendors to sell PC products through its sales centers, which are located strategically near major metropolitan areas to provide convenient access for sales and service personnel to a significant customer base. Each location generally is staffed by direct sales representatives, support personnel, system engineers and technicians who are authorized to repair and maintain Compaq, IBM, HP, and certain other manufacturer's products. In 1995, the Company realigned its field locations into four regions, East, Central, West and Northwest.

     The Company provides support to its customers primarily through the CompuCom Customer Center ("customer center"), located in Dallas, Texas.
Customer center personnel, called inside sales representatives ("ISR's"), may be assigned to specific customer accounts or to customers in a certain geographical area, and are knowledgeable about computer technology. Each ISR works closely with the customer and the CompuCom sales representative to keep up to date on the business needs of that customer, and provides the customer with information about product availability, services, pricing, shipping and invoicing via a toll-free telephone number. The primary goal of the customer center is to provide greater support to the Company's customers while allowing the Company's direct sales force to focus on soliciting new business and providing the necessary support for the customer's more complex service needs.

     As of December 31, 1995, the Company employed 258 full-time direct sales representatives. The sales force is compensated with a base salary, at one of three levels, and commissions based on gross margin related to their sales. In 1995, a larger portion of the sales representatives compensation was based on service sales and gross margin as part of the Company's strategy of growing its service business. The number of ISR's at the end of 1995 was 338, of which approximately 280 were located at the customer center in Dallas, and approximately 58 were on-site at certain customer locations.

     During 1995, services net revenues increased approximately 80% due to the Company's continued efforts to focus on increased sales of services to meet customer needs and to improve profitability. These efforts took many forms: additional training was provided for system engineers; existing management provided greater support to the services group; additional corporate resources were allocated to support the services group; the compensation plan of branch general managers and sales representatives placed greater emphasis on sales of services; and several acquisitions were made to expand the service business and to help build a service infrastructure. In addition, the Company also emphasized the hiring of quality services personnel, increasing the number of its services employees from approximately 800 at the end of 1994 to almost 1,200 by year-end 1995. Although the Company's revenues from its services business currently represent 7% of total revenues, such services business is an integral part of the Company's strategy to provide customers with the value-added service solutions to meet their technology needs. The Company intends to continue to make strategic acquisitions and make investments internally to enhance the Company's ability to satisfy the constantly changing technology requirements of its customers.

     Order backlog is not considered to be a meaningful indicator of the Company's future business prospects due to the short order fulfillment cycle.

     OPERATIONS

     The Company's corporate headquarters is located in Dallas, Texas. Currently, the Company's financial and administrative functions, including information services, service support, marketing, human resources, and finance, are located at this facility. During 1995, the customer center, collections department, product services, and order processing relocated from the corporate headquarters to nearby leased facilities in Dallas.

     The Company's integrated, comprehensive, internally-designed information system ("IS") utilizes client/server distributed relational database technology running on a wide area network based on superframe relay. The system consists of five major components: the Distribution Information Management Systems ("DIMS"), the Services Information Management System ("SIMS"), the Customer Center System ("CCS"), the Warehouse Information Management System ("WIMS"), and the Financial Information Management System ("FIMS"). In addition, the network and database capabilities of the Company's purchase order and order management systems provide its customers and sales representatives with product availability information. In 1995, the Company implemented a new customer procurement system which allows customer's to place orders that automatically interface with the Company's core system applications, thereby enhancing the customer's ability to control the order management process while at the same time reducing the overall order to delivery timeline.

     To further enhance the quality and efficiency of its management information systems, the Company developed a state-of-the-art data warehouse which allows for the quick and easy generation of custom reports by Company personnel. With implementation scheduled for the first half of 1996, the data warehouse will be updated with current information on a daily basis and will provide a wide range of information from which to generate customized reports, such as timeliness of customer shipments, status of orders, and customer accounts receivable aging.

     During 1995, the Company successfully completed the conversion of its DIMS application from a PC based system to a mini-computer platform, significantly enhancing system reliability, response time, and growth capacity. In the first quarter of 1996, the Company performed similar conversions of the SIMS and CCS applications.

     The Company utilized two product distribution centers in 1995, one located in Woolwich, New Jersey (near Philadelphia) and the second in Stockton, California (near San Francisco). These bi-coastal distribution centers allow the Company to efficiently service its nationwide customers, reducing both shipment time and expense.

     The Company's distribution centers are highly automated and employ advanced inventory management and order processing technologies that allow the Company to configure PC products and receive, process and ship customer orders accurately and efficiently. The distribution centers utilize hand-held, radio frequency devices to stock, pick and update the status and location of inventory. In addition, these devices play a key role in enabling the Company to efficiently handle increasing volume. During 1995, the distribution centers expanded the use of these radio frequency devices to implement a daily cycle counting process, resulting in improved overall inventory integrity and bin accuracy.
The Company also uses an on-line freight metering program, which helps lower order fulfillment time and provides more reliable and timely freight information.

     In 1995, the distribution, configuration, Project Integration Networking Group ("PING"), and product services department's completed ISO 9002 certification. ISO 9002 is part of the ISO 9000 set of standards developed by the International Organization of Standardization ("ISO") which represent common international business quality standards designed to help demonstrate the capability of a supplier to control the processes that determine the acceptability of the product being delivered. In 1996, the Company plans to complete ISO 9002 certification for its returned merchandise center.

     PRODUCTS

     The Company provides for procurement of sophisticated technologies consisting of PC's, peripherals, software and services to its customers. It is an authorized dealer for PC products of Apple, Compaq, Digital, HP, IBM, Kingston, NEC, 3Com, Toshiba, and other major manufacturers, as well as a dealer for software products of Lotus, Microsoft, Novell, WordPerfect and other principal software suppliers. By stocking approximately 1,700 products, and procuring approximately 17,000 special order products monthly, consisting of leading as well as alternative brands, the Company offers "one-stop-shopping" to its customers.

     CompuCom provides the integration of a variety of manufacturers' products into various PC system configurations to meet each customer's needs. The Company provides value to its customers by allowing them to choose products from various manufacturers which best suit their PC and network needs as opposed to manufacturers' direct sales organizations which typically configure or market PC systems which include only products from that particular manufacturer.

     NETWORK AND TECHNOLOGY SERVICES

     The Company is focusing on expanding its presence in the service market. This commitment is reflected in the increase in its service personnel during 1995. As of December 31, 1995, the Company employed 1,196 service personnel, including system engineers, field technicians, service support and engineers on-site at customer locations, compared to 809 as of December 31, 1994. These service personnel provide configuration, field engineering, network management, help desk services and network project management services to the Company's customers.

     CompuCom maintains two configuration centers, one in each of the Company's distribution centers. These centers contain configuration systems that have the ability to set up and install product that includes both standard and non-standard components or software. Also located in each of these centers is the PING group, which is dedicated to the development, staging and configuration of large network projects while providing the flexibility to quickly adapt to changing technologies.

     Through its field engineering group, the Company provides hardware maintenance services ranging from high-end servers, intelligent hubs and routers to everyday workstations to remote and laptop computing products. These services are provided through the Company's sales and service centers, and are performed based upon the specific customer needs such as on-site support, warranty support, change and upgrade management, contingency management, annual contract, or time and material.

     CompuCom's Network Management Group focuses on the development, testing and implementation of network management systems. The network management service offerings include: network audits, which consist of an on-site detailed analysis of the current configuration and health of the customer's network environment; network control center design, which includes building a network control center at the customer's location; and remote network monitoring of the customer's network performed by CompuCom's network control center located at the Company's headquarters in Dallas, Texas.

     CompuCom offers help desk support through its Support Center Services located at the Company's headquarters in Dallas, Texas and at customer locations. These help desk services address various areas of help desk operations, including call flow processes, call management, report systems, resources, and customer relations. The Company's help desk support group consists of personnel with expertise in software applications, network operating systems, and hardware who provide technical support to end users and system administrators.

     The Company offers network project management services by providing consulting services that focus on the integration of new and existing computing technologies into existing corporate computing environments. Such services include technology selection and strategic planning, technology briefings, systems analysis, system design services, and design of support infrastructures. By combining the expertise of its consultant personnel with strategic manufacturer partnerships, the Company is able to provide solutions for complex network integration projects.

     PRINCIPAL SUPPLIERS

     A major portion of the Company's revenues are derived from sales of computer systems and related peripherals, including Compaq, IBM and HP personal computer products. During 1995, the Company's principal suppliers were Compaq, IBM and HP. The Company's agreements with these vendors contain provisions providing for periodic renewals and permitting termination by the vendor without cause, generally upon 30 to 90 days written notice, depending upon the vendor. Since 1987, Compaq, IBM and HP have regularly renewed their respective dealer agreements with the Company, although there can be no assurance that the regular renewals of the Company's dealer agreements will continue. The termination, or non-renewal, of the Company's Compaq dealer agreement or IBM dealer agreement, or both, would materially adversely affect the Company's business. The loss of HP as a supplier would adversely affect the Company's ability to continue its expansion. The Company, however, is not aware of any reason for the termination, or non-renewal, of any of those dealer agreements and believes that its relationships with Compaq, IBM and HP are satisfactory.

     The Company purchases products from Compaq, IBM and HP at pricing levels which the Company believes are the lowest prices available to those vendor's respective dealers with the exception of special bid pricing for specific large customer accounts. All of the Company's principal suppliers require that the Company purchase certain minimum volumes of products in a specified period to maintain favorable pricing levels. The Company also obtains favorable terms from Compaq, IBM and HP by participating in certain vendor programs offered by those suppliers. The Company has certain selling, promotional and related expenses reimbursed by vendors under dealer programs offered by those and other suppliers. However, there can be no assurance that any of these programs will continue in 1996 or that the Company will continue to participate in any of these programs at the same level as in 1995.

     Sales of Compaq, IBM and HP accounted for approximately 28%, 16% and 11%, respectively, of the Company's 1995 net revenues compared to 27%, 20% and 11%, respectively, in 1994 and 23%, 24% and 10%, respectively, in 1993.

     Due to rapid delivery requirements of customers and to assure itself of continuous allotment of products from suppliers, the Company maintains adequate levels of inventory funded through its line of credit and vendor credit. These major suppliers at times provide price protection programs to the Company which are intended to reduce the risk of inventory devaluation by absorbing temporary price reductions and long-term price declines associated with aging product life cycles. The Company also has the option of returning a certain percentage of its current product inventories each quarter to these principal suppliers as it assesses each product's current and forecasted demand schedule. If such returns exceed certain specified levels, the Company may be charged restocking fees ranging up to 5%. The Company has not incurred any significant restocking fees in 1995.

     DEPENDENCE UPON MAJOR VENDORS AND OTHER SUPPLIERS

     The Company is dependent upon the continued supply of products from its suppliers, particularly Compaq, IBM and HP. Historically, certain suppliers occasionally experience shortages of select product which render components unavailable or necessitate product allocations among resellers. While certain shortages did exist throughout 1995, the Company believes the product availability issues are a result of the present dynamics of the PC industry as a whole, which include high customer product demand, shortened product life cycles and increased frequency of new product introductions into the marketplace. While there can be no assurance that product unavailability or product allocations, or both, will not increase in 1996, the impact of such an interruption is not expected to be unduly troublesome because of the breadth of alternative product lines available to the Company and the Company's established programs to accelerate configuration and delivery times when such events occur.

     COMPETITION

     The Company is engaged in fields within the computer industry characterized by a high level of competition. Many established personal computer manufacturers (including some of the Company's own vendors), systems integrators and other resellers of personal computer or networking products including AmeriData Technologies, Inc., Entex Information Services Inc., InaCom Corp., Microage, Inc. and Vanstar Corporation, compete with the Company in the configuration and distribution of computer systems and equipment. In addition, the PC reseller industry is characterized by intense competition primarily in the areas of price, product availability and breadth of product line. In the highly fragmented computer services area, the Company competes with several larger competitors, other corporate resellers pursuing high-end services opportunities, as well as several smaller computer services companies. Some of these competitors have financial, technical, manufacturing, sales, marketing and other resources which are substantially greater than those of the Company. Although the Company believes it currently competes favorably within the PC reseller industry, there can be no assurance that the Company will be able to continue to compete successfully with new or existing competition.

     The Company experienced an improvement in product margins during the first half of 1995, partially due to the Company's decision not to do business with the lowest margin customers as well as certain manufacturer price reductions. Product margins declined in the second half of the year, compared to the first half, reacting to increasing pricing pressure from competition. The Company believes that gross margins will continue to be reactive to industry-wide changes. Future improved profitability will depend on competition, manufacturer product pricing changes, increased focus on providing technical service and support to customers, as well as the Company's control of operating expenses, ability to retain and hire quality service personnel, product availability, and effective utilization of vendor programs.

     THE COMPANY'S EMPLOYEES

     The Company employed 2,615 full-time employees as of December 31, 1995.
The Company offers its full-time employees health, long-term disability, dental and life insurance benefits, and has a 401(k) plan for eligible employees. None of the Company's employees are represented by a union, and the Company considers its employee relations to be good.


(D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     ----------------------------------------------------------------------
     SALES
     -----

     The Company does not have any foreign operations nor does it engage in any material export sales.


(E)  EXECUTIVE OFFICERS
     ------------------

     Information about the Company's executive officers can be found in Part III of this report under "Item 10 Directors and Executive Officers of the Registrant".

ITEM 2    PROPERTIES
------    ----------

     The Company's principal executive and administrative offices are located in a commercial office building in Dallas, Texas, comprised of approximately 100,000 square feet of space, which it purchased in May 1992. In December 1993, the Company secured a ten-year $3.9 million mortgage on the headquarters building which is payable in 120 monthly installments of principal plus interest at a rate of 8.1%. In late 1994, the Company leased approximately 50,000 square feet of additional office space in Dallas near its headquarters, for a term of sixty months commencing March 1995. In early 1995, the Company relocated the customer center and credit/collection departments to this new leased facility. In addition, the Company has leased 26,000 square feet in a commercial office building adjacent to the Company's headquarters for a term of thirty-six months expiring in 1998. During 1995, the Company's Dallas sales office and product services department were relocated to this facility.

     The Company distributes products primarily from two leased warehouse facilities. In March 1993, the Company entered into a lease for approximately 145,000 square feet of warehouse space located in Woolwich, New Jersey, which has a five year term, with a cancellation option exercisable at any time after February 1996. Its western distribution center has approximately 104,000 square feet of leased warehouse space in Stockton, California, under a lease which expires in May 1999, with a cancellation option exercisable beginning May 1995 and each year thereafter.

     The Company also has noncancelable operating leases for its sales and service centers, expiring at various dates between 1996 and 2004. See Note 10 to the accompanying Notes to Consolidated Financial Statements for additional information regarding lease costs. The Company believes there will be no difficulty in negotiating the renewal of its real property leases as they expire or in finding other satisfactory space. In the opinion of management, the properties are in good condition and repair and are adequate for the particular operations for which they are used. Due to the continued product revenue growth, the Company is in the process of reviewing alternatives to expand its distribution center capacity through acquiring additional space at the existing facilities or leasing warehouse space at a new location. In addition, the growth of the services business may require the Company to obtain additional office space in Dallas, Texas, during late 1996 or early 1997.


ITEM 3    LEGAL PROCEEDINGS
------    -----------------

     The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. Management believes that the ultimate disposition of these matters, singly or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position and results of operations, taken as a whole.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

     None have been submitted in the fourth quarter.

                                    PART II
                                    -------

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------    ---------------------------------------------------------------------

     The Company's common stock is listed on the NASDAQ National Market System (Symbol: CMPC). As of December 31, 1995, there were approximately 9,000 beneficial stockholders of the Company's common stock. The high and low last sales prices reported within each quarter for the years ended December 31, 1995 and 1994 are as follows:

                    1995                   1994
                  ---------------------  ---------------------
                    High        Low        High        Low
                  ---------- ----------  ---------- ----------

First quarter       $ 4.25     $ 3.13      $ 7.25     $ 3.88

Second quarter        5.13       3.13        6.25       3.50

Third quarter         6.88       4.75        4.13       2.75

Fourth quarter       10.63       5.50        4.13       2.88

     The last sale price reported for the Company's common stock on March 18, 1996 was $8.00.

     The Company has historically reinvested earnings in the growth of its business and has not paid cash dividends on its common stock. In addition, the Company's credit facilities limit the amount of dividends the Company may pay. While the Company currently has no plans to pay dividends on common stock, payment of dividends in the future will depend upon the Company's financial performance and other relevant factors.

ITEM 6    SELECTED FINANCIAL DATA
------    -----------------------

     Selected financial data for the Company is presented below:


                                                     For the Years Ended December 31
                               ---------------------------------------------------------------------------
Operating Results                    1995            1994            1993          1992         1991
-----------------                    ----            ----            ----          ----         ----
(in thousands, except per share amounts)
 Net revenues                      $ 1,441,597     $ 1,255,813     $ 1,015,482    $ 713,035    $ 528,560

 Gross margin                          174,908         141,693         127,875       94,551       70,966

 Earnings before income taxes           34,335          24,432          18,908       11,714        8,229

 Net earnings                           20,670          14,659          11,439        7,263        5,020

 Earnings per common share:
  Primary                                  .51             .40             .34          .23          .16
  Fully diluted                            .44             .34             .29          .22          .16

Balance Sheet Data
------------------

 Total assets                        $ 508,704       $ 429,531       $ 365,071    $ 252,958    $ 229,461

 Long-term debt                        120,364         118,974         107,316       70,734       79,724

 Convertible subordinated notes          3,000          18,214          17,880       17,779

 Stockholders' equity                  138,341          94,368          55,730       41,602       35,501

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     RESULTS OF OPERATIONS

     The following table presents the Company's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, interest and net earnings are shown as a percentage of total net revenue, for the three years ended December 31:

                                     1995           1994           1993
                                ---------------------------------------------
                                             ($ in millions)
Revenue:
 Product                             $   1,334      $   1,197     $      933
 Service                                   101             56             44
 Other                                       6              3             38
                                ---------------------------------------------
  Total revenue                      $   1,441      $   1,256      $   1,015
                                =============================================


Gross margin:
 Product                            $      141     $      122     $      106
 Service                                    31             18             11
 Other                                       3              2             11
                                ---------------------------------------------
  Total gross margin                $      175     $      142     $      128
                                =============================================


Gross margin percentage:
 Product                                  10.6%          10.2%          11.4%
 Service                                  30.5%          32.7%          25.3%
 Other                                    51.2%          65.7%          27.4%
                                ---------------------------------------------
  Total gross margin                      12.1%          11.3%          12.6%
                                ---------------------------------------------


Operating expenses:
 Selling                                   4.3%           4.4%           5.6%
 Service                                   1.5%           1.4%           1.0%
 General and administrative                2.6%           2.3%           2.8%
 Depreciation and amortization             0.4%           0.4%           0.4%
                                ---------------------------------------------
  Total operating expenses                 8.8%           8.5%           9.8%
                                ---------------------------------------------


Operating earnings                         3.3%           2.9%           2.8%

Interest                                   0.9%           0.9%           0.9%
                                ---------------------------------------------

Earnings before income taxes               2.4%           2.0%           1.9%

Income taxes                               1.0%           0.7%           0.8%
                                ---------------------------------------------

Net earnings                               1.4%           1.3%           1.1%
                                =============================================


                            1995 COMPARED WITH 1994
                            -----------------------

     Product revenue increased 11% to $1.33 billion in 1995 compared to $1.20 billion in 1994. The increase in product revenue reflects increased demand by corporate customers for personal computers, particularly Pentium-based systems and laptops. Product revenue is primarily derived from the sale of computer hardware, software and peripherals to corporate customers. Also favorably impacting the Company's net product revenue was corporate customers continuing to consolidate the number of suppliers to only one or two.

     Product gross margin as a percentage of product net revenues increased to 10.6% in 1995 from 10.2% in 1994. The Company experienced an improvement in product margins during the first half of 1995, partially due to the Company's decision not to do business with the lowest margin customers as well as certain manufacturer price reductions. Product margins declined in the second half of the year, compared to the first half, reacting to increasing pricing pressure from competition. Future product margins will be influenced by manufacturers' pricing strategies together with competitive pressures from other resellers in the industry. The Company participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume rebates and specific product rebates offered by certain manufacturers, are not material when compared to the Company's overall financial results. Due to the short order fulfillment cycle, the Company's backlog is not considered to be a meaningful indicator of future business prospects.

     Service revenue increased 80% to $101 million in 1995 from $56 million in 1994. The increase in service revenue reflects the Company's continued focus on expanding its network and technology services at competitive prices. Service revenue is primarily derived from systems integration services, including product configuration, field engineering, network management, help desk services and network project management. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The Company's service business has increased primarily through internal growth augmented by a series of small strategic acquisitions. These acquisitions have broadened the variety of network management platforms, increased remote network monitoring capabilities and greatly expanded the Company's systems engineer resources. Service gross margin as a percentage of service net revenue decreased to 30.5% in 1995 from 32.7% in 1994, primarily as a result of increasing costs related to the relative scarcity of system engineers and the Company's continuing investment in its service business.

     As a percentage of net revenue, operating expenses for 1995 increased to 8.8% compared to 8.5% in 1994, to support the continued revenue growth and the expansion of the service business. On an absolute dollar basis, operating expenses increased approximately $22 million, principally as a result of an increase in general and administrative expenses related to the Company's investment in information systems resources required to enhance customer satisfaction, particularly in the service business, and other spending necessary to meet the Company's objectives. Service expenses, which increased both as a percentage of net revenues and in absolute dollars, primarily reflect costs related to the planned development of an infrastructure necessary to manage and expand the service business. Selling expense, as a percentage of net revenues, decreased when compared to 1994 primarily as a result of continued improvement in product sales productivity. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

     Depreciation and amortization expense increased in absolute dollars but remained constant as a percentage of net revenue for 1995. The dollar increase reflects amortization expense associated with the Company's recent acquisitions, as well as increased depreciation expense related to fixed asset purchases in 1995 and 1994.

     Interest expense increased in absolute dollars by $0.9 million but remained constant as a percentage of net revenue for 1995, primarily as a result of higher average interest rates and increased borrowings to support revenue growth. The Company is continuing to pursue additional alternatives it anticipates will reduce its cost of funds.

     As a result of the factors discussed above, net earnings increased 41% to $20.7 million in 1995 from $14.7 million in 1994. Future improved profitability will depend on competition, manufacturer product pricing changes, increased focus on providing technical service and support to customers, as well as the Company's control of operating expenses, ability to retain and hire quality service personnel, product availability, and effective utilization of vendor programs.

                            1994 COMPARED WITH 1993
                            -----------------------


     Product revenue increased 28% to $1.20 billion in 1994 compared to $0.9 billion in 1993. The increase reflected increased demand by corporate customers for personal computers, particularly 486-based machines. Also favorably impacting the Company's product revenue was the weakened financial condition of certain competitors. Product gross margin as a percentage of product net revenue decreased to 10.2% in 1994 from 11.4% in 1993. This decrease was principally due to an industry-wide decline in product margins resulting from pricing pressures created by intense competition. Service revenue increased 26% to $56 million in 1994 from $44 million in 1993. The increase in service revenue reflected the Company's strategy of focusing on increasing its service business.

     Other revenue was $2.6 million in 1994, compared to $38.3 million in 1993, as a result of the sale of various non-core businesses, primarily PC Parts Express, Inc., in January 1994. The increase in other gross margin as a percentage of other revenue was a result of the divestitures mentioned above, as those non-core business gross margins were less than the gross margins related to customized software applications reflected as other revenue and other gross margin in 1994.

     Operating expenses increased 6%, or $5.7 million, from the comparable period of 1993, to support the continued revenue growth. As a percentage of net revenue, operating expenses decreased primarily as a result of improved efficiencies, increased sales productivity, and the fixed cost components of general and administrative expenses being spread over a larger revenue base. Service expenses increased as a percentage of net revenue compared to 1993 due to the Company's focus on expanding the technical services business.

     Depreciation and amortization remained constant as a percentage of net revenue but increased in absolute dollars principally as a result of the Company's growth in facilities over the last three years, as well as leasehold improvements and related warehouse equipment for its distribution facilities.

     Interest expense increased in absolute dollars by $2.6 million in 1994 as a result of higher working capital needed to support the significant growth in net revenue and slower asset turns. As a percentage of net revenue, however, interest expense remained constant as compared to the 1993 level primarily due to the Company's success in mitigating increased interest rates through the renegotiation of the bank credit facility in early 1994.

     As a result of the factors discussed above, net earnings increased 28% to $14.7 million in 1994 from $11.4 million in 1993.

LIQUIDITY AND CAPITAL RESOURCES

     During recent years, the Company has utilized operating earnings, the bank credit facility, equity financing and long-term subordinated notes to fund its significant revenue growth and related operating asset requirements. The Company maintains a satisfactory relationship with several banks. In 1995, the Company increased the availability under the Company's bank revolving credit facility ("credit facility") from $150 million to $175 million. During October 1995, the Company executed an amendment to the credit facility lowering the interest rate from the London Interbank Offered Rate ("LIBOR") plus 2.75% per annum to LIBOR plus 1.5% per annum and reduced the prime based portion of the credit facility from the prime rate plus 0.5% to the prime rate, subject to certain limitations. The fixed interest portion of the credit facility ($60 million at 7.18% per annum) remained unchanged. The credit facility is subject to certain collateral restrictions and matures in March 1997. Negotiations are currently underway to extend the maturity date of the credit facility. In addition, the Company is currently negotiating to expand its credit sources to include asset securitization, to lower the effective borrowing rate and increase its borrowing capacity to support the Company's projected net revenue growth.

     On September 25, 1995, the Company called for redemption $18.5 million of 9% Convertible Subordinated Notes which were converted to 8.4 million shares of common stock prior to their October redemption date. In an effort to assist the holders of these shares to sell in the public market a portion of the converted shares, the Company completed an underwritten public offering of approximately
4.8 million of these shares in November 1995. The Company received no proceeds from the offering. The redemption will result in an annualized after tax interest savings of approximately $1 million.

     Working capital at December 31, 1995 is $225 million compared to $203 million at December 31, 1994. Contributing to the increase in working capital was higher accounts receivable and inventory, principally related to the revenue growth and a slight decline in current asset turns from 3.4 in 1994 to 3.3 in 1995. Although working capital increased during 1995, the working capital ratio of 1.9 slightly decreased from 2.1 in 1994.

     The business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to total assets. Capital asset requirements are generally funded through internally generated funds, the bank credit facility or leasing sources. Capital expenditures were approximately $6 million in 1995, and are expected to be approximately $7 million in 1996. There are no material capital asset purchase commitments at December 31, 1995.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

     The consolidated financial statements and schedule filed with this report appear on pages F-2 through F-15, and are listed on page F-1.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     None.

                                    PART III
                                    --------

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

     The executive officers of the Company as of March 18, 1996 are as follows:


           Name              Age                 Position
     ----------------------  ---  ---------------------------------------------

     Edward Anderson (1)      49  President and Chief Executive Officer

     Daniel F. Brown (2)      50  Executive Vice President, Sales

     Robert J. Boutin (3)     38  Senior Vice President, Finance and Chief
                                  Financial Officer

 (1) Mr. Anderson has served as President and Chief Executive Officer since January 1994. Mr. Anderson joined the Company in August 1993 as Chief Operating Officer. Prior to joining the Company, he held the position of President and Chief Operating Officer of Computerland Corporation from 1989 until 1993.

 (2) Mr. Brown has held the position of Executive Vice President, Sales since February 1989, when he was promoted from Vice President, Sales, a position he had held since joining the Company in 1987.

 (3) Mr. Boutin has held the position of Senior Vice President, Finance and Chief Financial Officer since January 1991. Mr. Boutin joined the Company in June 1984 and served as Controller from February 1985 to November 1989, when he was elected Vice President and Chief Financial Officer.

     DIRECTORS

     The Company incorporates by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement relative to its May 21, 1996 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

     DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K

     The Company incorporates by reference the information contained under the caption "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" in its definitive Proxy Statement relative to its May 21, 1996 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11   EXECUTIVE COMPENSATION
-------   ----------------------

     The Company incorporates by reference the information contained under the captions "Directors' Compensation" and "EXECUTIVE COMPENSATION" in its definitive Proxy Statement relative to its May 21, 1996 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

     The Company incorporates by reference the information contained under the caption "Securities Ownership of Certain Beneficial Owners and Management" in its definitive Proxy Statement relative to its May 21, 1996 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

     The Company incorporates by reference the information contained under the caption "CERTAIN TRANSACTIONS" in its definitive Proxy Statement relative to its May 21, 1996 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV
                                    -------

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------   ---------------------------------------------------------------

(a)  Financial Statements and Schedules.

     The financial statements and financial statement schedule filed with this report are listed on page F-1.

(b)  Reports on Form 8-K.

     On October 27, 1995, the Company filed a Form 8-K disclosing under "Item 5
- Other Events" the commencement of an underwritten public offering of 4.8 million shares of its common stock and the underwriting agreement among the Company, the Robinson-Humphrey Company, Inc. and Hambrecht & Quist LLC, as representatives of several underwriters named in Schedule II to such agreement, and the selling shareholders named in Schedule I to such agreement. This report included the Company's press release dated October 16, 1995 regarding results of operations for the period ended September 30, 1995.

(c)  Exhibits.

     The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses. The page numbers listed refer to the page numbers where such exhibits are located using the sequential numbering system specified by Rules 0-3 and 403.

Exhibit
  No.                    Description
-------                  -----------

3(a)      Certificate of Incorporation of CompuCom Systems, Inc.  (1)
          (Exhibit B)

3(b) Certificate of Amendment of the Certificate of Incorporation of CompuCom Systems, Inc. (4) (Exhibit 3(b))

3(c) Certificate of Amendment of the Certificate of Incorporation of CompuCom Systems, Inc., filed November 30, 1992 (7)
          (Exhibit 4(c))

3(d) Certificate of Amendment of the Certificate of Incorporation of CompuCom Systems, Inc., filed July 1, 1993 (7) (Exhibit 4(d))

3(e)      Bylaws of CompuCom Systems, Inc., revised April 1, 1991  (4)
          (Exhibit 3(c))

4(a) Form of Stock Certificate evidencing Common Stock, $.01 par value, of CompuCom Systems, Inc. (2) (Exhibit 4(b))

4(b)** CompuCom Systems, Inc. 1983 Stock Option Plan, as amended (6) (Exhibit 4(k))

4(c)**    CompuCom Systems, Inc. 1993 Stock Option Plan, as amended *

4(d)** CompuCom Systems, Inc. 1984 Non-Qualified Stock Option Plan, as amended (3) (Exhibit 4(g))

4(e)**    CompuCom Systems, Inc. Stock Option Plan for Directors  (12)
          (Exhibit 4(g))

4(f)** Stock Option Agreement dated July 21, 1995 between CompuCom Systems, Inc. and Delbert W. Johnson (12) (Exhibit 4(i))

4(g)** Form of Securities Purchase Agreement, dated as of April 29, 1991, between CompuCom Systems, Inc. and certain members of its management as listed on the schedule attached thereto, and including as exhibits the Form of 15% Subordinated Debenture due October 29, 1992 and Form of Common Stock Purchase Warrant (6) (Exhibit 4(o))

4(h) Note Agreement and sample note representing the $18.5 million 9% Convertible Subordinated Notes due September 24, 2002, issued by CompuCom Systems, Inc. in September, 1992 (5) (Exhibit 4)

4(i) Certificate of Designation dated March 31, 1994, establishing Series B Cumulative Convertible Preferred Stock of CompuCom Systems, Inc.
          (9) (Exhibit 4(i))

4(j) Form of Stock Certificate evidencing Series B Cumulative Convertible Preferred Stock, $.01 par value, of CompuCom Systems, Inc. (10) (Exhibit 4(h))

4(k) $3 Million Subordinated Convertible Note dated October 31, 1995 from CompuCom Systems, Inc. to Network Compatibility Group, Inc. *

10(a) Stock Purchase Agreement between Safeguard Scientifics (Delaware), Inc. and CompuCom Systems, Inc., dated March 31, 1994, regarding the sale of Series B Cumulative Convertible Preferred Stock of CompuCom Systems, Inc. (9) (Exhibit 10(mm))

10(b)** CompuCom Systems, Inc. 401(k) Matched Savings Plan, as amended and restated effective January 1, 1989 (8) (Exhibit 10(a))

Exhibit
  No.                    Description
-------                  -----------

10(c) Security Agreement for Wholesale Financing, dated August 2, 1991, between CompuCom Systems, Inc. and IBM Credit Corporation, with Addendum dated as of October 24, 1991 (4) (Exhibit 10(b))

10(d) Security Agreement for Wholesale Financing, dated June 5, 1991 between CompuCom Systems, Inc. and ITT Commercial Finance Corp., with Amendment dated as of June 5, 1991 and Addendum dated June 14, 1991
          (4) (Exhibit 10(c))

10(e) Addendum dated August 20, 1992 to Agreement for Wholesale Financing between CompuCom Systems, Inc. and ITT Commercial Finance Corp.
          (6) (Exhibit 10(d))

10(f) Security Agreement for Wholesale Financing, dated December 27, 1993, between CompuCom Systems, Inc. and Compaq Computer Corporation
          (8) (Exhibit 10(e))

10(g) Intercreditor Agreement, dated December 27, 1993, among NationsBank of Texas, N.A., CompuCom Systems, Inc., and Compaq Computer Corporation
          (8) (Exhibit 10(f))

10(h) Subordination Agreement, dated August 22, 1994, among Hewlett-Packard Company, NationsBank of Texas, N.A., and IBM Credit Corporation, pertaining to certain assets of CompuCom Systems, Inc.
          (10) (Exhibit 10(h))

10(i) Revolving Credit Financing and Security Agreement, dated as of August 4, 1993, between NationsBank of Texas, N.A. and CompuCom Systems, Inc. (exhibits omitted) (8) (Exhibit 10(i))

10(j) First Amendment to Financing and Security Agreement, dated March 31, 1994, between NationsBank of Texas, N.A., and CompuCom Systems, Inc.
          (9) (Exhibit 10(nn))

10(k) Second Amendment to Financing and Security Agreement, dated December 12, 1994, between NationsBank of Texas, N.A., and CompuCom Systems, Inc. *

10(l) Third Amendment to Financing and Security Agreement, dated April 26, 1995, between NationsBank of Texas, N.A. and CompuCom Systems, Inc.
          (11) (Exhibit 10.1)

10(m) $175,000,000 Master Revolving Note due March 31, 1997 to NationsBank of Texas, N.A., dated as of April 26, 1995 (11) (Exhibit 10.2)

10(n) Fourth Amendment to Financing and Security Agreement, dated as of October 1, 1995, between NationsBank of Texas, N.A. and CompuCom Systems, Inc. *

10(o) Business Partner Agreement, dated September 15, 1994, between IBM Corporation and CompuCom Systems, Inc., with Dealer Profile, Remarketer General Terms, and attachments (10) (Exhibit 10(n))

10(p) IBM Corporation memorandum, dated September 13, 1994, modifying its Business Partner Agreement with CompuCom Systems, Inc. to have 24 month term *

10(q) U.S. Reseller Agreement, dated January 23, 1993, between Compaq Computer Corporation and CompuCom Systems, Inc. (8) (Exhibit 10(l))

10(r) U.S. Reseller Agreement, dated February 28, 1995, between Hewlett-Packard Company and CompuCom Systems, Inc., with attached U.S. Dealer Addendum and Amendment of same date *

10(s) Administrative Services Agreement, dated January 1, 1988, between CompuCom Systems, Inc. and Safeguard Scientifics, Inc., with Letter Amendment dated as of April 1, 1991 (4) (Exhibit 10(z))

10(t) Lease dated December 29, 1992, between CompuCom Systems, Inc. and Commodore North Associates Limited Partnership for premises at 100 Dartmouth Drive, Woolwich Township, New Jersey (6) (Exhibit 10(w))

Exhibit
  No.                    Description
-------                  -----------

10(u) Addendum No. 1, dated July 30, 1993, to lease dated December 29, 1992, between CompuCom Systems, Inc. and Commodore North Associates Limited Partnership for premises at 100 Dartmouth Drive, Woolwich Township, New Jersey (8) (Exhibit 10(q))

10(v) Ratification Agreement dated January 9, 1992 between CompuCom Systems, Inc. and The Arch Street Group with respect to assignment of Lease dated November 1, 1988 between The Arch Road Group and Photo & Sound Company (attached) for premises at 4686 Frontier, Stockton, California
          (4) (Exhibit 10(dd))

10(w) Order of the United States Bankruptcy Court, Northern District of California, dated April 6, 1992, granting final approval of the assignment to CompuCom Systems, Inc. of the Lease for 4686 Frontier, Stockton, California (6) (Exhibit 10(y))

10(x) Substitute Trustee's Deed, dated and recorded May 5, 1992, granting CompuCom Systems, Inc. title to the property located at 10100 North Central Highway, Dallas, Texas (6) (Exhibit 10(aa))

10(y) Deed of Trust, Assignment, Security Agreement and Financing Statement, dated December 29, 1993, from CompuCom Systems, Inc., to Comerica
          Bank - Texas, for 10100 North Central Expressway, Dallas, Texas
          (8) (Exhibit 10(v))

10(z) $3,900,000 Promissory Note, dated December 29, 1993, to Comerica Bank - Texas, secured by premises at 10100 North Central Expressway, Dallas, Texas (8) (Exhibit 10(w))

10(aa) Lease dated December 2, 1994 between CompuCom Systems, Inc. and ZML-Glen Lakes Tower Limited Partnership for premises at 9400 North Central Expressway, Dallas Texas. (10) (Exhibit 10(aa))

10(bb) Stock Purchase Agreement between CompuCom Systems, Inc. and Rosetta Stone Corporation, dated January 5, 1994, regarding sale of common stock of PC Parts Express, Inc. (exhibits omitted), with attached $3,500,000 Promissory Note, Pledge and Security Agreement, and PC Parts Express, Inc. Common Stock Purchase Warrant (8) (Exhibit 10(x))

10(cc) Asset Purchase Agreement among Rosetta Stone Corporation, Teknowlogy Corp., and CompuCom Acquisition Corporation, d/b/a/ MicroSolutions, dated January 5, 1994, regarding sale of MicroSolutions' Network Training Group division (exhibits omitted), with attached $1,000,000 Installment Promissory Note, and Pledge and Security Agreement
          (8) (Exhibit 10(y))

10(dd)** Confidentiality, Non-competition and Non-solicitation Agreement dated January 1, 1989 between CompuCom Systems, Inc. and James W. Dixon
          (2) (Exhibit 10(gg))

10(ee)** $210,000 Secured Promissory Note dated November 1, 1994 from James W. Dixon, to CompuCom Systems, Inc. (10) (Exhibit 10(ff))

10(ff)** Stock Purchase Agreement between CompuCom Systems, Inc. and James W. Dixon, dated July 15, 1995, regarding sale of shares of common stock of ClientLink, Inc. to Mr. Dixon, with attached $112,500 Secured Term Note and Pledge Agreement of even date *

10(gg)** $1,181,250 Secured Term Note, dated August 31, 1994, from Edward R. Anderson to CompuCom Systems, Inc. (10) (Exhibit 10(mm))

Exhibit
  No.                    Description
-------                  -----------

10(hh)** Pledge Agreement, dated August 31, 1994, between Edward R. Anderson and CompuCom Systems, Inc. (10) (Exhibit 10(nn))

11        Computation of Per Share Earnings *

21        List of Subsidiaries *

23        Consent of KPMG Peat Marwick LLP *

27        Financial Data Schedule *
-------------------------
*         Filed herewith

** These exhibits relate to management contracts or to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate, required to be filed as exhibits to this Form 10-K.

(1) Filed on April 19, 1989 as an exhibit to the 1989 Annual Meeting Proxy Statement and incorporated herein by reference.
(2) Filed on April 2, 1990 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
(3) Filed on March 29, 1991 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
(4) Filed on March 30, 1992 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
(5) Filed on November 13, 1992 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.
(6) Filed on March 31, 1993 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
(7) Filed on March 14, 1994 as an exhibit to the Registration Statement on Form S-8 (No. 33-76382) and incorporated herein by reference.
(8) Filed on March 31, 1994 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
(9) Filed on May 15, 1994 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.
(10) Filed on March 31, 1995 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
(11) Filed on August 14, 1995 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.
(12) Filed on October 10, 1995 as an exhibit to the Registration Statement on Form S-8 (No. 33-63309) and incorporated herein by reference.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 18, 1996       COMPUCOM SYSTEMS, INC.


                             By:   /s/ Edward R. Anderson
                                  -----------------------------------
                                   Edward R. Anderson, President
                                   and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 18, 1996             /s/ Charles A. Root
                             ----------------------------------------
                             Charles A. Root, Chairman of the Board


Dated:  March 18, 1996             /s/ Edward R. Anderson
                             ----------------------------------------
                             Edward R. Anderson, President, Chief
                             Executive Officer and Director
                             (Principal Executive Officer)


Dated:  March 18, 1996             /s/ Robert J. Boutin
                             ----------------------------------------
                             Robert J. Boutin, Senior Vice President-
                             Finance (Principal Financial and
                             Accounting Officer)


Dated:  March 18, 1996             /s/ Daniel F. Brown
                             ----------------------------------------
                             Daniel F. Brown, Director


Dated:  March 15, 1996             /s/ James W. Dixon
                             ----------------------------------------
                             James W. Dixon, Director


Dated:  March 18, 1996             /s/ Michael J. Emmi
                             ----------------------------------------
                             Michael J. Emmi, Director


Dated:  March 19, 1996             /s/ Richard F. Ford
                             ----------------------------------------
                             Richard F. Ford, Director


Dated:  March 15, 1995             /s/ Delbert W. Johnson
                             ----------------------------------------
                             Delbert W. Johnson, Director


Dated:  March 17, 1996             /s/ John D. Loewenberg
                             ----------------------------------------
                             John D. Loewenberg, Director


Dated:  March 18, 1996             /s/ Ira M. Lubert
                             ----------------------------------------
                             Ira M. Lubert, Director


Dated:  March 18, 1996             /s/ Warren V. Musser
                             ----------------------------------------
                             Warren V. Musser, Director


Dated:  March 18, 1996             /s/ Edward N. Patrone
                             ----------------------------------------
                             Edward N. Patrone, Director

                  Index to Consolidated Financial Statements
                  ------------------------------------------

Independent Auditors' Report                                    F-2

Consolidated Balance Sheets                                     F-3

Consolidated Statements of Operations                           F-4

Consolidated Statements of Stockholders' Equity                 F-5

Consolidated Statements of Cash Flows                           F-6

Notes to Consolidated Financial Statements                      F-7

Financial Statement Schedule


     Schedule II Valuation and Qualifying Accounts              F-15

                         Independent Auditors' Report
                         ----------------------------


 The Stockholders and Board of Directors
 CompuCom Systems, Inc.:


     We have audited the accompanying consolidated balance sheets of CompuCom Systems, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompuCom Systems, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                      KPMG PEAT MARWICK LLP




 Dallas, Texas
 January 31, 1996

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1995 and 1994
               (In thousands, except share and per share amounts)

                                                                            1995              1994
                                                                        ------------      ------------
                    Assets
                    ------
Current assets:
 Cash                                                                   $      4,249      $      4,076
 Receivables, less allowance for doubtful accounts
  of $2,234 in 1995 and $1,942 in 1994                                       265,071           233,589
 Inventories                                                                 196,531           155,561
 Other                                                                         2,151             2,145
                                                                        ------------      ------------
   Total current assets                                                      468,002           395,371

Property and equipment:
 Land, building and improvements                                               6,245             5,842
 Furniture, fixtures and other equipment                                      20,564            15,302
 Leasehold improvements                                                        3,091             2,414
                                                                        ------------      ------------
                                                                              29,900            23,558
 Less accumulated depreciation and amortization                              (11,647)           (7,648)
                                                                        ------------      ------------
   Net property and equipment                                                 18,253            15,910

Cost in excess of fair value of tangible net assets
 purchased, less accumulated amortization                                     18,146            12,498
Other assets                                                                   4,303             5,752
                                                                        ------------      ------------
                                                                        $    508,704      $    429,531
                                                                        ============      ============
        Liabilities and Stockholders' Equity
        ------------------------------------
Current liabilities:
 Accounts payable                                                       $    189,180      $    154,342
 Accrued liabilities                                                          53,867            37,623
                                                                        ------------      ------------
   Total current liabilities                                                 243,047           191,965

Long-term debt                                                               120,364           118,974
Deferred income taxes                                                          3,952             6,010

Convertible subordinated notes                                                 3,000            18,214

Stockholders' equity:
 Series B preferred stock, $10 stated value.  Authorized 3,000,000 shares; issued and outstanding 1,500,000 in 1995
  and 2,000,000 in 1994.                                                      15,000            20,000
 Common stock, $.01 par value.  Authorized 70,000,000 shares;
  issued and outstanding 44,100,732 shares in 1995
  and 33,694,764 shares in 1994                                                  441               337
 Additional paid-in capital                                                   57,788            28,164
 Retained earnings from July 1, 1987                                          65,112            45,867
                                                                        ------------      ------------
   Total stockholders' equity                                                138,341            94,368
                                                                        ------------      ------------
                                                                        $    508,704      $    429,531
                                                                        ============      ============

See accompanying notes to consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                  Years ended December 31, 1995, 1994 and 1993

                    (In thousands, except per share amounts)

                                               1995        1994        1993
                                           ----------   ----------   -----------
Revenue
 Product                                   $1,334,442   $1,197,278   $   932,862
 Service                                      100,868       55,895        44,272
 Other                                          6,287        2,640        38,348
                                           ----------   ----------   -----------
  Total revenue                             1,441,597    1,255,813     1,015,482
                                           ----------   ----------   -----------

Cost of revenue
 Product                                    1,193,513    1,075,624       826,713
 Service                                       70,107       37,590        33,065
 Other                                          3,069          906        27,829
                                           ----------   ----------   -----------
  Total cost of revenue                     1,266,689    1,114,120       887,607
                                           ----------   ----------   -----------

   Gross margin                               174,908      141,693       127,875

Operating expenses:
 Selling and service                           84,270       72,157        67,853
 General and administrative                    37,722       29,137        28,214
 Depreciation and amortization                  6,291        4,621         4,178
                                           ----------   ----------   -----------
 Total operating expenses                     128,283      105,915       100,245
                                           ----------   ----------   -----------

Earnings before interest and income taxes      46,625       35,778        27,630

Interest                                       12,290       11,346         8,722
                                           ----------   ----------   -----------

Earnings before income taxes                   34,335       24,432        18,908

Income taxes                                   13,665        9,773         7,469
                                           ----------   ----------   -----------

Net earnings                               $   20,670   $   14,659   $    11,439
                                           ==========   ==========   ===========
Earnings per common share:
  Primary                                       $ .51        $ .40         $ .34
  Fully diluted                                 $ .44        $ .34         $ .29

Average common shares outstanding:
  Primary                                      38,449       35,714        33,888
  Fully diluted                                49,301       44,123        42,958

See accompanying notes to consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1995, 1994 and 1993
                      (In thousands, except share amounts)


                                     Preferred Stock        Common Stock       Additional                 Total
                                   ------------------     -----------------      Paid-in                Stockholders'
                                    Shares     Amount     Shares     Amount      Capital    Retained      Equity
                                   -------     ------     ------     ------    ----------   --------   -------------

Balances at December 31, 1992                            29,943,029    $300      $ 21,308    $19,994    $  41,602

 Issuance of common stock                                   430,000       4         1,249                   1,253

 Exercise of convertible
  notes/common
  stock warrants                                            566,666       5         1,094                   1,099

 Exercise of options                                        391,550       4           333                     337

 Net earnings                                                                                 11,439       11,439
                                                         ----------    ----      --------    -------     --------

Balances at December 31, 1993                            31,331,245     313        23,984     31,433       55,730

 Issuance of preferred stock       2,000,000   $20,000                                                     20,000

 Issuance of common stock                                   335,665       3         1,197                   1,200

 Exercise of common stock
   warrants                                               1,426,666      14         2,213                   2,227

 Exercise of options                                        601,188       7           770                     777

 Preferred stock dividend                                                                       (225)        (225)

 Net earnings                                                                                 14,659       14,659
                                   ---------   -------   ----------    ----      --------    -------     --------

Balances at December 31, 1994      2,000,000    20,000   33,694,764     337        28,164     45,867       94,368

 Conversion of preferred
   stock                            (500,000)   (5,000)     738,552       7         4,993                       0

 Conversion of convertible
   debt                                                   8,409,087      84        18,366                  18,450

 Exercise of common stock
   warrants                                                  53,331       1            79                      80

 Exercise of options                                      1,204,998      12         1,886                   1,898

 Pre-restructuring tax
   benefit                                                                          4,300                   4,300

 Preferred stock dividend                                                                     (1,425)      (1,425)

 Net earnings                                                                                 20,670       20,670
                                   ---------   -------   ----------    ----      --------    -------     --------
Balances at December 31, 1995      1,500,000   $15,000   44,100,732    $441      $ 57,788    $65,112     $138,341
                                   =========   =======   ==========    ====      ========    =======     ========

See accompanying notes to consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1995, 1994 and 1993

                                 (In thousands)


                                                                                 1995             1994              1993
                                                                             -----------       -----------       -----------
Cash flows from operating activities:
 Net earnings                                                                $    20,670       $    14,659       $    11,439
 Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                                   6,291             4,621             4,178
   Deferred income taxes                                                             355             2,525             1,667
   Changes in assets and liabilities:
    Receivables                                                                  (28,450)          (25,546)          (82,375)
    Inventories                                                                  (41,290)          (34,207)          (25,159)
    Other current assets                                                              20              (145)               75
    Accounts payable                                                              35,111             4,899            45,387
    Accrued liabilities and other                                                 13,890             7,127            14,638
                                                                             -----------       -----------       -----------
     Net cash provided by (used in) operating activities                           6,597           (26,067)          (30,150)
                                                                             -----------       -----------       -----------


Cash flows from investing activities:
 Capital expenditures                                                             (5,999)           (5,018)           (6,584)
 Business acquisitions net of cash acquired                                       (2,310)           (2,741)
                                                                             -----------       -----------       -----------
     Net cash used in investing activities                                        (8,309)           (7,759)           (6,584)
                                                                             -----------       -----------       -----------


Cash flows from financing activities:
 Net bank credit facility and other borrowings                                     1,332            11,332            37,031
 Issuance of preferred stock                                                                        20,000
 Issuance of common stock                                                          1,978             2,854               351
 Preferred stock dividend                                                         (1,425)             (225)
                                                                             -----------       -----------       -----------
     Net cash provided by financing activities                                     1,885            33,961            37,382
                                                                             -----------       -----------       -----------


Net increase in cash                                                                 173               135               648

Cash at beginning of year                                                          4,076             3,941             3,293
                                                                             -----------       -----------       -----------

Cash at end of year                                                          $     4,249       $     4,076       $     3,941
                                                                             ===========       ===========       ===========


See accompanying notes to consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               December 31, 1995

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

          Description of Business
          -----------------------

               CompuCom Systems, Inc. and subsidiaries (the "Company") is a provider of personal computer product and network integration services for large corporate customers nationwide. CompuCom's services include LAN/WAN projects, help desk design and implementation, network management, field engineering, asset and procurement management, configuration, and product distribution.

          Principles of Consolidation
          ---------------------------

               The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

          Use of Estimates
          ----------------

               The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

          Inventories
          -----------

               Inventories are stated at the lower of average cost or market. Substantially all inventories are finished goods. Periodically, the Company assesses the appropriateness of the inventory valuations giving consideration to obsolete, slow-moving and nonsalable inventory.

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

          Cost in Excess of Fair Value of Tangible Net Assets Purchased
          -------------------------------------------------------------

               Cost in excess of fair value of tangible net assets purchased represents goodwill and customer lists and is amortized using the straight-line method over a 7 or 10 year period. Accumulated amortization at December 31, 1995 and 1994 was $7,686,000 and $5,142,000, respectively. The Company continually evaluates goodwill for indications of impairment based on projected undiscounted net cash flows from operations of the related business unit.

          Revenue Recognition
          -------------------

               Product revenues are recognized upon shipment with provisions made for anticipated returns, which historically have been immaterial. Service revenues are recognized when the service is rendered or on a straight-line basis if performed over a service contract period.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          Vendor Programs
          ---------------

               The Company receives volume rebates from certain manufacturers related to sales of certain products which are recorded as a reduction of cost of goods sold when earned. The Company also receives manufacturer reimbursements for certain training, promotional and marketing activities, which are recorded as a reduction of general and administrative expense as earned.

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

          Earnings Per Common Share
          -------------------------

               Primary earnings per common share is based on net earnings after preferred stock dividend requirements, if any, and the weighted average number of common shares outstanding during each year, including stock options and warrants considered to be dilutive common stock equivalents. Fully diluted earnings per common share assumes full conversion of dilutive convertible securities into common stock at the later of the beginning of the year or date of issuance and includes the add-back of related interest and/or dividends, as required.

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

          Financial Instruments
          ---------------------

               The Company's financial instruments, principally cash, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. As amounts outstanding under the Company's credit agreement bear interest approximating current market rates, their carrying amounts approximate fair value. The fair value of the Company's Convertible Subordinated Notes approximates cost based upon quoted market prices.

          New Accounting Pronouncements
          -----------------------------

               The Financial Accounting Standards Board recently issued two standards which will be applicable to the Company but which the Company has not yet adopted. No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" is not expected to have a significant impact on the Company. No. 123, "Accounting for Stock-Based Compensation", which is effective for the Company beginning in 1996, gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for stock options and stock based awards using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and to make pro forma disclosures of net income and net income per share as if the fair value method had been applied. The Company has elected to continue to apply APB 25 for future stock options and stock based awards.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

          Reclassifications
          -----------------

               Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform with the 1995 presentation, the most significant of which is the reclassification of direct expenses related to the service business from operating expense to cost of goods sold.

(2)  Inventories
     -----------

          Inventory is comprised of product inventory and spare parts. At December 31, 1995 and 1994, total inventory was $196.5 million and $155.6 million, respectively, net of inventory reserves of $9.5 million and $9.8 million for the same periods. Product inventory was $191.8 million and $152.8 million at December 31, 1995 and 1994, respectively, and spare parts inventory for the same periods was $14.2 million and $12.6 million.

(3)  Long-term Debt
     --------------

          In 1995, the Company increased the availability under the Company's bank revolving credit facility ("credit facility") from $150 million to $175 million. During October 1995, the Company executed an amendment to the Agreement lowering the interest rate from the London Interbank Offered Rate ("LIBOR") plus 2.75% per annum to LIBOR plus 1.5% per annum and reducing the prime based portion of the credit facility from the prime rate plus 0.5% to the prime rate, subject to certain limitations. The fixed interest portion of the credit facility ($60 million at 7.18%) remained unchanged. Total borrowings are based on certain limits, as defined, and secured by substantially all the assets of the Company. The credit facility subjects the Company to certain restrictions and covenants related to, among others, tangible net worth, debt to tangible net worth, net earnings, and limits the amount available for capital expenditures and dividends. All unpaid principal borrowed and unpaid accrued interest thereon, under the credit facility, are due March 1997. Negotiations are currently underway to extend the maturity date of the credit facility. In addition, the Company is currently negotiating to expand its credit sources to include asset securitization, to lower the effective borrowing rate and increase its borrowing capacity to support the Company's projected net revenue growth.

          The Company's highest level of borrowing was $156 million and $132 million in 1995 and 1994, respectively. The outstanding balance on the bank credit facility at December 31, 1995 is $117.5 million.

          A $3.9 million mortgage term loan on the corporate headquarters building in Dallas, Texas is payable in monthly installments of $32,500 plus interest at 8.1%.

          The Company paid interest of $12,083,000, $10,905,000 and $8,302,000, and the weighted average interest rate on the bank credit facility was approximately 7.9%, 7.3% and 7.2%, in 1995, 1994, and 1993, respectively.

(4)  Convertible Subordinated Notes
     -------------------------------

          On September 25, 1995, the Company called for redemption $18.5 million of 9% Convertible Subordinated Notes which were converted into 8.4 million shares of common stock prior to their October redemption date. In an effort to assist the holders of these shares to sell in the public market a portion of the converted shares, the Company completed an underwritten public offering of approximately 4.8 million of these shares in November 1995. The Company received no proceeds from the offering. The redemption will result in an annualized after tax interest savings of approximately $1 million.

          In conjunction with an acquisition in 1995, the Company issued $3,000,000 of 5% Convertible Subordinated Notes due in 1998, with a call option in late 1996, convertible into approximately 387,600 shares of the Company's common stock at $7.74 per share.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)  Income Taxes
     ------------

     The provision for income taxes is comprised of the following (in thousands):

                                1995          1994          1993
                              ---------    ---------     ---------
Current:
  Federal                     $  11,991    $   6,437     $   4,849
  State                           1,319          655           953
Deferred                            355        2,681         1,667
                              ---------    ---------     ---------

                              $  13,665    $   9,773     $   7,469
                              =========    =========     =========

     Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% in 1995, 1994 and 1993 to earnings before income taxes as a result of the following (in percentages):

                                        1995         1994        1993
                                       ------       ------      ------

Computed "expected" tax expense         35.0%        35.0%       35.0%
State taxes, net of U.S. Federal
  income tax benefit                     2.5%         1.7%        3.3%

Other, net                               2.3%         3.3%        1.2%
                                        -----        -----       -----

                                        39.8%        40.0%       39.5%
                                        =====        =====       =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below (in thousands).

                                                        1995         1994
                                                       -------      -------
Deferred tax assets:
  Inventories, principally due to additional costs
      inventoried for tax purposes and reserves        $   609      $ 2,064
  Accounts receivable, principally due to
       allowance for doubtful accounts                     782          679
  Other                                                  1,712          849
                                                       -------      -------
       Deferred tax assets                               3,103        3,592
                                                       -------      -------

Deferred tax liabilities:
  Tax net operating losses in excess of book                          7,230
  Accelerated depreciation                               1,549          265
  Other                                                  5,506        2,107
                                                       -------      -------
       Deferred tax liabilities                          7,055        9,602
                                                       -------      -------
         Net deferred tax liability                    $ 3,952      $ 6,010
                                                       =======      =======

                                                            (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

          The valuation allowance decreased from $1,067,000 to zero in 1994 as a result of the 1994 utilization of net operating losses for tax purposes.

          There were $9,717,000, $9,934,000 and $3,040,000 of income taxes paid in 1995, 1994 and 1993, respectively, net of refunds. Taxes payable at December 31, 1995 was approximately $1,994,000.

(6)  Preferred Stock
     ---------------

          The Company has authorized three million shares of preferred stock, stated value $10. In 1994, Safeguard Scientifics, Inc., ("Safeguard") purchased from the Company $20,000,000 (2,000,000 shares) of its Series B Cumulative Convertible Preferred Stock ("Series B Shares"). The Series B Shares are convertible into shares of Common Stock based on a conversion price of $6.77 per share subject to anti-dilutive adjustments. The Series B Shares are entitled to a 6% per annum cumulative dividend payable out of legally available funds. The Series B Shares are entitled to one vote for each share of Common Stock into which such Series B Shares may be converted, except that in the election of directors (as long as Safeguard owns at least 40% of the Company's then outstanding voting securities, excluding the Series B Shares), the Series B Shares will be entitled to five votes for each share of Common Stock into which the Series B Shares may be converted. On December 29, 1995, Safeguard converted 500,000 of its Series B Shares into 738,552 shares of the Company's Common Stock. In 1995, the Company paid $1,425,000 of Series B dividends, of which $225,000 related to 1994 and $1,200,000 related to 1995.

(7)  Stock Options and Warrants
     --------------------------

          The Company maintains four stock option plans covering certain key employees and outside directors. The 1983 Stock Option Plan and the 1984 Non-Qualified Stock Option Plan expired by their terms in May 1993 and January 1994, respectively, and therefore no new grants can be awarded out of those plans. The Company adopted a 1993 Stock Option Plan under which the Company may grant qualified or non-qualified stock options which was amended in 1995 to increase the number of shares available. To the extent allowable, all grants are incentive stock options. All options granted under the plans to date have been at prices which have been equal to the fair market value at the date of grant. Generally, options vest five years after the date of grant and expire ten years after the date of grant.

          Under the Stock Option Plan for Directors, options to non-employee directors are required to be granted at fair market value with an initial 10,000 share grant upon election to the Board. Subsequent service grants will be awarded to all non-employee directors in accordance with formulas based upon years of service. Options under this plan vest 25% each year commencing on the first anniversary of the grant date and expire after 10 years.

          At December 31, 1995, the Company has reserved 6,262,000 shares of its common stock for issuance under its stock option plans. There are 1,904,000 shares available for future grant under the 1993 Stock Option Plan and 80,000 shares under the Stock Option Plan for Directors.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


          A summary of the status of the Company's stock option plans follows:

                                      Shares         Price range
                                     --------        -----------
                                          (In thousands)
Outstanding at December 31, 1993       4,914         $  .50-3.13
  Granted                                612           3.94-4.75
  Exercised                             (981)           .50-3.13
  Canceled                              (128)          1.00-4.13
                                      ------
Outstanding at December 31, 1994       4,417         $  .50-4.75

  Granted                              1,407           3.50-6.50
  Exercised                           (1,246)           .50-4.13
  Canceled                              (300)          1.00-4.63
                                      ------
Outstanding at December 31, 1995       4,278         $  .50-6.50
                                      ======
Exercisable at December 31, 1995       2,048         $  .50-4.75
                                      ======

          In conjunction with certain subordinated debentures issued in 1991, and repaid in 1992, warrants were issued to acquire approximately 1.4 million shares of common stock at a purchase price of $1.50 per share, exercisable through April 1996. During 1995 and 1994, approximately 53,000 and 1,177,000 of these warrants were exercised, respectively, leaving approximately 75,000 of the warrants remaining.

(8)  Related Party Transactions
     --------------------------

          In 1994, the Company loaned an officer and director of the Company $1,181,250 secured by a term note receivable, of which $590,625 was included in other current assets at December 31, 1995. Interest on the note accrues at the rate of 6% per annum and is payable annually beginning January 1, 1996. Principal is payable in two annual installments of $590,625 each on August 31, 1996 and August 31, 1997.

          In 1994, the Company sold the majority of its interest in a subsidiary, PC Parts Express, Inc. ("PCPE"), which subsequently changed its name to PC Service Source ("PCSS"), to a venture capital company primarily owned by a former officer and director of the Company, in exchange for cash, a secured note receivable, and warrants to purchase additional PCSS common stock. Separately, the Company sold substantially all of the assets with respect to its network training business to this same venture capital company in exchange for a secured note receivable and royalty agreement.

          Safeguard owns approximately 50% of the Company's common stock as of December 31, 1995. The Company pays Safeguard a fee for providing certain administrative, legal and financial services to the Company. General and administrative expenses include fees paid to Safeguard of $600,000 in 1995, 1994 and 1993.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(9)  Investments
     -----------

          In 1994, the Company sold the majority of its interest in a subsidiary (See Note 8). In April 1994, PCSS completed an initial public offering. After this transaction, the Company's ownership of PCSS common stock was approximately 24%. The PCSS common stock owned by the Company is unregistered and the sale of the stock is subject to certain restrictions. The Company owned approximately 21% and 24% of the outstanding common shares of PCSS at December 31, 1995 and 1994, respectively, and accounted for this investment using the equity method in 1995 and 1994. At December 31, 1995, the Company's carrying value of the PCSS stock was $1,238,000 and the market value was approximately $6,994,000. In addition, the Company owns warrants for the purchase of 250,000 shares of PCSS common stock at an exercise price of $2.25.

(10) Leases
     ------

          The Company has noncancelable operating leases for facilities and equipment which expire at various dates from 1996 to 2004. Total rental expense for operating leases was $6,204,000, $4,804,000 and $5,430,000 in 1995, 1994 and 1993, respectively. Future minimum lease payments under noncancelable operating leases as of December 31, 1995 are $5,934,000 - 1996; $4,170,000 - 1997; $3,633,000 - 1998; $3,148,000 - 1999; $1,557,000 -
     2000; and $2,041,000 - thereafter.

(11) Savings Plan
     ------------

          The Company has a contributory 401(k) Plan for its employees and matches one-half of the first 4% and one-fourth of the next 2% of employee compensation, and employer participation is subject to certain vesting requirements. Amounts expensed relating to the Plan were $1,009,000, $597,000 and $501,000 in 1995, 1994 and 1993, respectively.

(12) Contingencies
     -------------

          The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations, taken as a whole.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13) Quarterly Financial Data (Unaudited)
     ------------------------------------

                                     1st         2nd         3rd         4th
                                   Quarter     Quarter     Quarter     Quarter
                                  ---------   ---------   ---------   ---------
                                    (in thousands, except per share amounts)
1995
----
 Revenue
  Product                         $ 302,401   $ 324,427   $ 319,562   $ 388,052
  Service                            19,668      25,204      26,988      29,008
  Other                               1,418       1,079       1,349       2,441
                                  ---------   ---------   ---------   ---------
  Net revenue                       323,487     350,710     347,899     419,501

 Gross margin
  Product                         $  31,751   $  33,789   $  33,134   $  42,255
  Service                             5,571       8,240       8,261       8,689
  Other                                 856         524         747       1,091
                                  ---------   ---------   ---------   ---------
  Total gross margin                 38,178      42,553      42,142      52,035

 Net earnings                     $   3,835   $   4,814   $   4,827   $   7,194
 Earnings per common share:
  Primary                               .10         .12         .12         .16
  Fully diluted                         .09         .11         .10         .15

1994
----
 Revenue
  Product                         $ 269,804   $ 292,806   $ 290,974   $ 343,694
  Service                            11,053      13,185      14,754      16,903
  Other                                             634         926       1,080
                                  ---------   ---------   ---------   ---------
  Net revenue                       280,857     306,625     306,654     361,677

 Gross margin
  Product                         $  26,902   $  29,264   $  30,238   $  35,250
  Service                             3,589       4,353       4,918       5,445
  Other                                             389         613         732
                                  ---------   ---------   ---------   ---------
  Total gross margin                 30,491      34,006      35,769      41,427

 Net earnings                     $   2,765   $   3,259   $   3,271   $   5,364
 Earnings per common share:
  Primary                               .08         .09         .09         .15
  Fully diluted                         .07         .08         .08         .12

     Earnings per common share calculations are based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters does not necessarily equal the year to date earnings per common share.

     Certain amounts in the 1994 consolidated financial statements have been reclassified to conform with the 1995 presentation, the most significant of which is the reclassification of direct expenses related to the service business from operating expense to cost of revenue.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                  Schedule II

                       Valuation and Qualifying Accounts

                  Years ended December 31, 1995, 1994 and 1993

                                 (In thousands)

                                       Balance at   Charged to                 Balance at
                                      Beginning of   Costs and                   End of
        Description                      Period      Expenses    Deductions      Period
---------------------------------     ------------  -----------  ------------  ----------
Trade receivables-
  Allowance for doubtful accounts

           1993                       $   1,603          767          498      $   1,872

           1994                       $   1,872          963          893      $   1,942

           1995                       $   1,942          900          608      $   2,234

Inventory reserves

           1993                      $   10,090       11,108        7,415      $  13,783

           1994                      $   13,783       14,597       18,608      $   9,772

           1995                      $    9,772       13,333       13,581      $   9,524