Form 10-Q
period 1996-03-31
COMPUCOM SYSTEMS INC
filed 1996-05-15
CIK 736291

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the three months ended MARCH 31, 1996         Commission File Number 0-14371
- -----------------------------------------         ------------------------------


                             COMPUCOM SYSTEMS, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                           38-2363156
- -------------------------------                      ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

10100 N. CENTRAL EXPRESSWAY, DALLAS, TX                            75231
- ---------------------------------------------------------    ------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (214) 265-3600
                                                             ------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----



The number of shares of the Registrant's common stock outstanding as of May 9, 1996 was 44,546,849 shares.

- --------------------------------------------------------------------------------

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                     Index


PART I.   FINANCIAL INFORMATION                                           Page
- -------   ---------------------                                           ----

Item 1.   Condensed Consolidated Balance Sheets
             March 31, 1996 (unaudited) and December 31, 1995                3

          Condensed Consolidated Statements of Operations
             Three months ended March 31, 1996 and 1995 (unaudited)          4

          Condensed Consolidated Statements of Cash Flows
             Three months ended March 31, 1996 and 1995 (unaudited)          5

          Notes to Condensed Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       7

PART II.  OTHER INFORMATION
- --------  -----------------

Item 6.   Exhibits and Reports on Form 8-K                                  10

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                        March 31,   December 31,
                                                          1996         1995
                                                       -----------  ------------
                                                       (unaudited)
                  Assets
                  ------
Current assets:
 Cash                                                   $   4,238    $   4,249
 Receivables                                              266,980      265,071
 Inventories                                              231,178      196,531
 Other                                                      2,011        2,151
                                                        ---------    ---------
   Total current assets                                   504,407      468,002

Property and equipment, net                                18,512       18,253

Cost in excess of fair value of tangible net assets
 purchased, less accumulated amortization                  17,400       18,146
Other assets                                                3,932        4,303
                                                        ---------    ---------

                                                        $ 544,251    $ 508,704
                                                        =========    =========
       Liabilities and Shareholders' Equity
       ------------------------------------
Current liabilities:
 Accounts payable                                       $ 211,100    $ 189,180
 Accrued liabilities                                       42,972       53,867
                                                        ---------    ---------
   Total current liabilities                              254,072      243,047


Long-term debt                                            138,946      120,364
Deferred income taxes                                       3,947        3,952

Convertible subordinated notes                              3,000        3,000

Shareholders' equity:
 Preferred stock                                           15,000       15,000
 Common stock                                                 444          441
 Additional paid-in capital                                58,193       57,788
 Retained earnings from July 1, 1987                       70,649       65,112
                                                        ---------    ---------
   Total shareholders' equity                             144,286      138,341
                                                        ---------    ---------

                                                        $ 544,251    $ 508,704
                                                        =========    =========

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                   Three months ended March 31, 1996 and 1995
                    (In thousands, except per share amounts)

                                                    1996          1995
                                                  ---------     ---------
                                                        (unaudited)
Revenue
 Product                                          $ 377,983     $ 302,401
 Service                                             32,937        19,668
 Other                                                2,414         1,418
                                                  ---------     ---------
  Total revenue                                     413,334       323,487
                                                  ---------     ---------

Cost of revenue
 Product                                            339,814       270,650
 Service                                             20,700        14,097
 Other                                                1,569           562
                                                  ---------     ---------
  Total cost of revenue                             362,083       285,309
                                                  ---------     ---------

   Gross margin                                      51,251        38,178

Operating expenses
 Selling and service                                 25,905        19,036
 General and administrative                          10,954         8,065
 Depreciation and amortization                        1,854         1,449
                                                  ---------     ---------
  Total operating expenses                           38,713        28,550
                                                  ---------     ---------

Earnings before interest and income taxes            12,538         9,628

Interest                                              2,935         3,237
                                                  ---------     ---------

Earnings before income taxes                          9,603         6,391

Income taxes                                          3,841         2,556
                                                  ---------     ---------

Net earnings                                      $   5,762     $   3,835
                                                  =========     =========

Earnings per common share
  Primary                                             $ .12         $ .10
  Fully diluted                                       $ .12         $ .09

Average common shares outstanding
  Primary                                            46,921        35,714
  Fully diluted                                      49,692        44,123


See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                   Three months ended March 31, 1996 and 1995
                                 (In thousands)

                                                                1996          1995
                                                             -----------   ----------
                                                                    (unaudited)
Cash flows from operating activities:
 Net earnings                                                $   5,762     $    3,835
 Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                 1,854          1,449
   Deferred income taxes                                            (5)          (606)

   Changes in assets and liabilities:
    Receivables                                                 (1,909)        21,715
    Inventories                                                (34,647)        10,886
    Other current assets                                           140             67
    Accounts payable                                            21,920        (33,511)
    Accrued liabilities and other                               (5,314)        (1,833)
                                                             ---------     ----------

     Net cash provided by (used in) operating activities       (12,199)         2,002
                                                             ---------     ----------

Cash flows from investing activities:
 Capital expenditures, net                                      (1,418)        (1,367)
 Business acquisitions net of cash acquired                     (5,159)        (1,185)
                                                             ---------     ----------
     Net cash used in investing activities                      (6,577)        (2,552)
                                                             ---------     ----------

Cash flows from financing activities:
 Net bank credit facility and other borrowings                  18,582            374
 Issuance of common stock                                          408            349
 Preferred stock dividend                                         (225)          (225)
                                                             ---------     ----------
     Net cash provided by financing activities                  18,765            498
                                                             ---------     ----------

Net decrease in cash                                               (11)           (52)
Cash at beginning of period                                      4,249          4,076
                                                             ---------     ----------
Cash at end of period                                        $   4,238     $    4,024
                                                             =========     ==========

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1996


(1)  General
     -------

        These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company's 1995 Annual Report on Form 10-K. The information furnished is unaudited but reflects all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of the results for these interim periods. Interim results are not necessarily indicative of results expected for the full year.

(2)  Long-Term Debt
     --------------

        During April 1996, the Company executed amendments to the August 1993 Financing and Security Agreement ("Credit Facility") eliminating the $60 million fixed rate portion and increasing the amount of borrowings the Company may allocate to LIBOR tranches up to $165 million. The amount of the Credit Facility remained at $175 million, with the interest rate on the remaining $10 million at prime. The amendment also extended the maturity date of the Credit Facility to April 1, 1998. In addition, during April 1996, the Company entered into an agreement for a $75 million receivable securitization whereby a portion of trade receivables are pledged to a third party as collateral, increasing its financing capability to $250 million. The interest rate applicable to the receivable securitization is based upon the bank's commercial paper rate plus 55 basis points, and matures on April 1, 1998, subject to certain conditions.

(3)  Contingencies
     -------------

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations, taken as a whole.

(3)  Reclassifications
     -----------------

        Certain amounts in the 1995 condensed consolidated financial statements have been reclassified to conform with the 1996 presentation, the most significant of which is the reclassification of direct expenses related to the service business from operating expense to cost of goods sold.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

                                 March 31, 1996

Results of Operations
- ---------------------

  The following table shows the Company's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, interest and net earnings are shown as a percentage of total net revenue, for the three months ended March 31, 1996 and 1995.

                                                      1996           1995
                                                  ---------------------------
                                                       ($ in thousands)
Revenue:
 Product                                          $   377,983     $   302,401
 Service                                               32,937          19,668
 Other                                                  2,414           1,418
                                                  ---------------------------
  Total revenue                                   $   413,334     $   323,487
                                                  ===========================

Gross margin:
 Product                                          $    38,169     $    31,751
 Service                                               12,237           5,571
 Other                                                    845             856
                                                  ---------------------------
  Total gross margin                              $    51,251     $    38,178
                                                  ===========================

Gross margin percentage:
 Product                                                 10.1%           10.5%
 Service                                                 37.2%           28.3%
 Other                                                   35.0%           60.4%
                                                  ---------------------------
  Total gross margin                                     12.4%           11.8%
                                                  ---------------------------

Operating expenses:
 Selling                                                  4.3%            4.6%
 Service                                                  2.0%            1.3%
 General and administrative                               2.7%            2.5%
 Depreciation and amortization                            0.4%            0.4%
                                                  ---------------------------
  Total operating expenses                                9.4%            8.8%
                                                  ---------------------------

Operating earnings                                        3.0%            3.0%

Interest                                                  0.7%            1.0%
                                                  ---------------------------

Earnings before income taxes                              2.3%            2.0%

Income taxes                                              0.9%            0.8%
                                                  ---------------------------

Net earnings                                              1.4%            1.2%
                                                  ===========================

                                                        (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     Product revenue, which is primarily derived from the sale of personal computer hardware, software and peripherals to corporate customers, increased 25% to $378.0 million for the quarter ended March 31, 1996, compared to $302.4 million in 1995. This increase in product revenue reflects higher demand for personal computers, particularly related to the current Pentium upgrade cycle occurring in large corporations, as well as increased demand for laptops. Also favorably impacting the Company's net product revenue was corporate customers continuing to consolidate the number of suppliers to only one or two. Product demand has continued to be strong into the second quarter of 1996.

     Product gross margin as a percentage of product net revenues for the first quarter 1996 was 10.1%, down from 10.5% from the same period in 1995. This decrease is principally due to increased pricing pressures from competition. Future product margins will be influenced by manufacturers' pricing strategies together with competitive pressures from other resellers in the industry.

     Service revenue for the first quarter 1996 increased 67% to $32.9 million compared to $19.7 million in 1995. Service revenue is primarily derived from systems integration services, including product configuration, field engineering, network management, help desk services and network project management. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increase in service revenue reflects the Company's continued focus on expanding its network and technology services at competitive prices as well as the impact of various small service acquisitions which occurred after the first quarter of 1995. Although the Company anticipates service revenue growth in the second quarter of 1996, the Company expects such growth will be at a slower pace when compared to the first quarter of 1996. Service gross margin as a percentage of service net revenue for the quarter ended March 31, 1996 increased to 37.2% in 1996 from 28.3% in 1995, primarily as a result of the impact of acquisitions previously mentioned and an increase in higher-end, higher margin services performed for customers.

     As a percentage of net revenue, operating expenses for the quarter ended March 31, 1996 increased to 9.4% compared to 8.8% in 1995, to support the continued revenue growth and expansion of the service business. Service expense, which increased both as a percentage of net revenues and in absolute dollars, primarily reflects costs related to the infrastructure built in 1995 necessary to manage and expand the service business and the investment in development of certain aspects of the service business which should enable the Company to increase its service offerings. Selling expense, as a percentage of net revenues, for the first quarter 1996 decreased when compared to 1995 primarily as a result of continued improvement in product sales productivity. General and administrative expense, as a percentage of net revenue, increased from 2.5% to 2.7% primarily due to the continued investment in the Company's information system resources required to enhance customer satisfaction, particularly in the service business. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

     Depreciation and amortization expense increased in absolute dollars but remained constant as a percentage of net revenue for the first quarter 1996. The dollar increase reflects amortization expense associated with the Company's recent acquisitions, as well as increased depreciation expense related to fixed asset purchases in 1996 and 1995.

     Interest expense decreased in absolute dollars and as a percentage of net revenue for the three months ended March 31, 1996, due to a lower effective interest rate and the conversion in October 1995 of the Company's $18.5 million 9% Convertible Subordinated Notes ("Notes"), which were converted into 8.4 million shares of the Company's common stock. The conversion of the Notes will save interest expense of almost $1.7 million annually.

                                                        (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     As a result of the factors discussed above, net earnings for the three months ended March 31, 1996 increased 50% to $5.8 million from the same period in 1995. Future improved profitability will depend on the Company's ability to retain and hire quality service personnel, increased focus on providing technical service and support to customers, competition, manufacturer product pricing changes, as well as the Company's control of operating expenses, product availability, and effective utilization of vendor programs.

 Liquidity and Capital Resources
 -------------------------------

     During recent years, the Company has utilized operating earnings, the bank credit facility, equity financing and long-term subordinated notes to fund its significant revenue growth and related operating asset requirements. At March 31, 1996 approximately $136 million of the bank credit facility was outstanding, with an additional $39 million available for borrowing. During April 1996, the Company executed amendments to the August 1993 Financing and Security Agreement ("Credit Facility") eliminating the $60 million fixed rate portion and increasing the amount of borrowings the Company may allocate to LIBOR tranches up to $165 million. The amount of the Credit Facility remained at $175 million, with the interest rate on the remaining $10 million at prime. The amendment also extended the maturity date of the Credit Facility to April 1, 1998. In addition, during April 1996, the Company entered into an agreement for a $75 million receivable securitization, whereby a portion of trade receivables are pledged to a third party as collateral, increasing its financing capability to $250 million. The interest rate applicable to the receivable securitization is based upon the bank's commercial paper rate plus 55 basis points, and matures on April 1, 1998, subject to certain conditions.

     Working capital at March 31, 1996 is $250 million compared to $225 million at December 31, 1995 resulting in an increase in the working capital ratio from
1.9 to 2.0. The increase in working capital was principally due to higher levels of inventory allocated to specific customers, partially offset by a corresponding increase in accounts payable.

     The business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to total assets. Capital asset requirements are generally funded through internally generated funds, the bank credit facility or leasing sources. Capital expenditures are expected to be approximately $7 million in 1996, of which approximately $1.4 million was spent during the first quarter. There are no material capital asset purchase commitments at March 31, 1996.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------

(a)   Exhibits
      --------

       Exhibit
         No.     Description
         ---     -----------

         10.1 Fourth Amendment A to Financing and Security Agreement, dated as of March 22, 1996, between NationsBank of Texas, N.A. and CompuCom Systems, Inc.

         10.2 Fifth Amendment to Financing and Security Agreement, dated as of April 1, 1996, between NationsBank of Texas, N.A. and CompuCom Systems, Inc. (exhibits omitted)

         10.3 Pledge and Security Agreement, dated as of April 1, 1996, between NationsBank of Texas, N.A. and CompuCom Systems, Inc.

         10.4 Intercreditor Agreement, dated as of April 1, 1996, among NationsBank of Texas, N.A., CompuCom Systems, Inc., and IBM Credit Corporation.

         10.5 Master Security and Administration Agreement, dated as of April 1, 1996, among CompuCom Systems, Inc., NationsBank of Texas, N.A., CSI Funding, Inc. and Enterprise Funding Corporation. (exhibits omitted)

         10.6 Receivables Purchase Agreement, dated as of April 1, 1996, between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted)


         10.7 Transfer and Administration Agreement, dated as of April 1, 1996, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted)

         10.8 U.S. Reseller Agreement, dated March 1, 1996, between Hewlett-Packard Company and CompuCom Systems, Inc.

         10.9 Amendment 1996-1 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective May 1, 1996.

         11      Computation of Per Share Earnings

         27      Financial Data Schedule


(b)   Reports on Form 8-K
      -------------------

         No reports on Form 8-K have been filed by the Registrant during the three months ended March 31, 1996.

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



                                             COMPUCOM SYSTEMS, INC.
                                         ------------------------------------
                                         (Registrant)




DATE:  May 13, 1996                      /s/ Edward Anderson
                                         -------------------------------------
                                         Edward Anderson,
                                         President and Chief Executive Officer



DATE:  May 13, 1996                      /s/ Robert J. Boutin
                                         -------------------------------------
                                         Robert J. Boutin,
                                         Senior Vice President, Finance and
                                         Chief Financial Officer