Form 10-Q
period 1996-06-30
COMPUCOM SYSTEMS INC
filed 1996-08-14
CIK 736291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the three months ended JUNE 30, 1996          Commission File Number 0-14371
- ----------------------------------------          ------------------------------


                            COMPUCOM SYSTEMS, INC
- --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              DELAWARE                                         38-2363156
- ------------------------------------                    ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

  10100 N. CENTRAL EXPRESSWAY, DALLAS, TX                        75231
- ------------------------------------------              ------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:          (214) 265-3600
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


The number of shares of the Registrant's common stock outstanding as of August 9, 1996 was 44,756,800 shares.


________________________________________________________________________________

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                     Index

PART I.   FINANCIAL INFORMATION                                             Page
- -------   ---------------------                                             ----

Item 1.   Condensed Consolidated Balance Sheets
             June 30, 1996 (unaudited) and December 31, 1995                  3

          Condensed Consolidated Statements of Operations
             Three months and six months ended June 30, 1996 and 1995
             (unaudited)                                                      4

          Condensed Consolidated Statements of Cash Flows
             Six months ended June 30, 1996 and 1995 (unaudited)              5

          Notes to Condensed Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        7


PART II.  OTHER INFORMATION
- --------  -----------------

Item 4.   Submission of Matters to a Vote of Security Holders                11

Item 6.   Exhibits and Reports on Form 8-K                                   12

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                 June 30,       December 31,
                                                                   1996             1995
                                                              --------------   --------------
                    Assets                                      (unaudited)
                    ------
Current assets:
 Cash                                                             $   4,273       $   4,249
 Receivables                                                        327,746         265,071
 Inventories                                                        212,066         196,531
 Other                                                                2,367           2,151
                                                              --------------   --------------
     Total current assets                                           546,452         468,002


Property and equipment, net                                          21,653          18,253

Cost in excess of fair value of tangible net assets
 purchased, less accumulated amortization                            16,974          18,146
Other assets                                                          2,887           4,303
                                                              --------------   -------------

                                                                  $ 587,966       $ 508,704
                                                              ==============   =============
     Liabilities and Shareholders' Equity
     ------------------------------------
Current liabilities:
 Accounts payable                                                 $ 202,937       $ 189,180
 Accrued liabilities                                                 48,527          53,867
                                                              --------------   -------------
     Total current liabilities                                      251,464         243,047


Long-term debt                                                      172,578         120,364
Deferred income taxes                                                 3,955           3,952

Convertible subordinated notes                                        3,000           3,000

Shareholders' equity:
 Preferred stock                                                     15,000          15,000
 Common stock                                                           447             441
 Additional paid-in capital                                          58,764          57,788
 Retained earnings from July 1, 1987                                 82,758          65,112
                                                              --------------   -------------
     Total shareholders' equity                                     156,969         138,341
                                                              --------------   -------------

                                                                  $ 587,966       $ 508,704
                                                              =============    =============

See acommpanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                   (In thousands, except per share amounts)

                                             Three months ended               Six months ended
                                                  June 30,                        June 30,
                                            1996            1995             1996            1995
                                       --------------  --------------   --------------  --------------
                                                (unaudited)                        (unaudited)
Revenue
  Product                                $   467,817     $   324,427      $   845,800     $   626,828
  Service                                     38,760          25,204           71,697          44,872
  Other                                        2,178           1,079            4,592           2,497
                                       --------------  --------------   --------------  --------------
    Total revenue                            508,755         350,710          922,089         674,197
                                       --------------  --------------   --------------  --------------
Cost of revenue
  Product                                    420,744         290,638          760,558         561,288
  Service                                     27,130          16,964           47,830          31,061
  Other                                        1,590             555            3,159           1,117
                                       --------------  --------------   --------------  --------------
    Total cost of revenue                    449,464         308,157          811,547         593,466
                                       --------------  --------------   --------------  --------------

     Gross margin                             59,291          42,553          110,542          80,731

Operating expenses
  Selling and service                         28,836          20,040           54,741          39,076
  General and administrative                  13,129           9,682           24,083          17,747
  Depreciation and amortization                2,000           1,548            3,854           2,997
                                       --------------  --------------   --------------  --------------
    Total operating expenses                  43,965          31,270           82,678          59,820
                                       --------------  --------------   --------------  --------------

Earnings from operations                      15,326          11,283           27,864          20,911

Interest expense                              (3,507)         (3,260)          (6,442)         (6,497)
Non-recurring gain                             8,738                            8,738
                                       --------------  --------------   --------------  --------------
Earnings before income taxes                  20,557           8,023           30,160          14,414

Income taxes                                   8,223           3,209           12,064           5,765
                                       --------------  --------------   --------------  --------------

Net earnings                             $    12,334     $     4,814      $    18,096     $     8,649
                                       ==============  ==============   ==============  ==============

Earnings per common share
    Primary                                    $ .25           $ .12            $ .37           $ .22
    Fully diluted                              $ .25           $ .11            $ .36           $ .19

Average common shares outstanding
    Primary                                   47,497          36,261           47,250          35,992
    Fully diluted                             50,099          44,996           50,061          44,935

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                    Six months ended June 30, 1996 and 1995
                                (In thousands)


                                                                                    1996               1995
                                                                               --------------     --------------
                                                                                           (unaudited)
Cash flows from operating activities:
  Net earnings                                                                    $  18,096          $   8,649
  Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                                                    3,854              2,997
     Deferred income taxes                                                                3               (606)
     Gain on sale of stock                                                           (8,738)

     Changes in assets and liabilities:
       Receivables                                                                  (62,675)            19,035
       Inventories                                                                  (15,535)             5,420
       Other current assets                                                            (216)               408
       Accounts payable                                                              13,757            (22,359)
       Accrued liabilities and other                                                 (1,320)            (3,062)
                                                                               -------------      -------------
         Net cash provided by (used in) operating activities                        (52,774)            10,482
                                                                               -------------      -------------

Cash flows from investing activities:
  Capital expenditures, net                                                          (5,874)            (2,758)
  Business acquisitions, net of cash acquired                                        (5,442)            (1,754)
  Proceeds from sale of stock                                                        11,368
                                                                               -------------      -------------
         Net cash provided by (used in) investing activities                             52             (4,512)
                                                                               -------------      -------------

Cash flows from financing activities:
  Net bank credit facility and other borrowings                                      52,214             (5,615)
  Issuance of common stock                                                              982                488
  Preferred stock dividend                                                             (450)              (825)
                                                                               -------------      -------------
         Net cash provided by (used in) financing activities                         52,746             (5,952)
                                                                               -------------      -------------

Net increase in cash                                                                     24                 18
Cash at beginning of period                                                           4,249              4,076
                                                                               -------------      -------------
Cash at end of period                                                             $   4,273          $   4,094
                                                                               =============      =============

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1996

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

(2)  Long-Term Debt
     --------------

          During April 1996, the Company executed amendments to the August 1993 Financing and Security Agreement ("Credit Facility") eliminating the $60 million fixed rate portion and increasing the amount of borrowings the Company may allocate to LIBOR tranches up to $165 million. The amount of the Credit Facility remained at $175 million, with the interest rate on the remaining $10 million priced at prime. The amendment also extended the maturity date of the Credit Facility to April 1, 1998. In addition, during April 1996, the Company entered into an agreement for a $75 million receivable securitization whereby a portion of trade receivables are pledged to a third party as collateral, increasing its financing capability to $250 million. The interest rate applicable to the receivable securitization is based upon the bank's commercial paper rate (which at June 30, 1996 was 5.4%) plus 55 basis points, and matures on April 1, 1998, subject to certain conditions.

(3)  Investments
     -----------

          During the second quarter of 1996, the Company participated in the secondary stock offering of PC Service Source, Inc. ("PCSS") resulting in an after tax, non-recurring gain on the sale of securities of $5.2 million. The Company founded PC Service Source, Inc. in 1990 and, after the sale, owns less than 5% of the outstanding common shares of PCSS.

(4)  Contingencies
     -------------

          The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations, taken as a whole.

(5)  Reclassifications
     -----------------

          Certain amounts in the 1995 condensed consolidated financial statements have been reclassified to conform with the 1996 presentation, the most significant of which is the reclassification of direct expenses related to the service business from operating expense to cost of revenue.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                           Operations June 30, 1996

Results of Operations
- ---------------------

     The following table shows the Company's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, interest and net earnings are shown as a percentage of total net revenue, for the three months and six months ended June 30, 1996 and 1995.

                                      Three months ended                 Six months ended
                                            June 30,                          June 30,
                                     1996              1995           1996             1995
                                 -------------    -------------   ------------    -------------
                                         (unaudited)                       (unaudited)
Revenue:
  Product                          $  467,817       $  324,427     $  845,800       $  626,828
  Service                              38,760           25,204         71,697           44,872
  Other                                 2,178            1,079          4,592            2,497
                                 -------------    -------------   ------------    -------------
    Total revenue                     508,755          350,710        922,089          674,197
                                 -------------    -------------   ------------    -------------

Gross margin:
  Product                              47,073           33,789         85,242           65,540
  Service                              11,630            8,240         23,867           13,811
  Other                                   588              524          1,433            1,380
                                 -------------    -------------   ------------    -------------
    Total gross margin                 59,291           42,553        110,542           80,731
                                 -------------    -------------   ------------    -------------

Gross margin percentage:
  Product                                10.1%            10.4%          10.1%            10.5%
  Service                                30.0%            32.7%          33.3%            30.8%
  Other                                  27.0%            48.6%          31.2%            55.3%
                                 -------------    -------------   ------------    -------------
    Total gross margin                   11.6%            12.1%          12.0%            12.0%

Operating expenses:
  Selling                                 3.7%             4.4%           4.0%             4.6%
  Service                                 1.9%             1.3%           2.0%             1.3%
  General and administrative              2.6%             2.8%           2.6%             2.6%
  Depreciation and amortization           0.4%             0.4%           0.4%             0.4%
                                 -------------    -------------   ------------    -------------
    Total operating expenses              8.6%             8.9%           9.0%             8.9%
                                 -------------    -------------   ------------    -------------

Earnings from operations                  3.0%             3.2%           3.0%             3.1%

Interest expense                         (0.7%)           (0.9%)         (0.7%)           (1.0%)
Non-recurring gain                        1.7%                            1.0%

                                 -------------    -------------   ------------    -------------
Earnings before income taxes              4.0%             2.3%           3.3%             2.1%

Income taxes                              1.6%             0.9%           1.3%             0.8%
                                 -------------    -------------   ------------    -------------

Net earnings                              2.4%             1.4%           2.0%             1.3%
                                 =============    =============   ============    =============

                                                                     (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations


     Product revenue, which is primarily derived from the sale of personal computer hardware, software and peripherals to corporate customers, for the quarter and six months ended June 30, 1996 increased 44% and 35% from the same periods in 1995 to $467.8 million and $845.8 million, respectively. This increase in product revenue reflects higher demand for personal computers, particularly related to the current Pentium upgrade cycle occurring in large corporations, as well as increased demand for laptops. The strong product results also reflect the advancements the Company has made in customer procurement systems, data warehouse queries and web-based order statusing, reducing the customers' overall procurement cost.

     Product gross margin as a percentage of product net revenue for the three months and six months ended June 30, 1996 was 10.1%, down from the same periods in 1995 of 10.4% and 10.5%, respectively, but constant with the first quarter of 1996. These lower 1996 margins are principally due to pricing to win new business and increased pricing pressures from competition. Future product margins will be influenced by manufacturers' pricing strategies together with competitive pressures from other resellers in the industry.

     Service revenue for the three months and six months ended June 30, 1996 increased 54% and 60% from the same periods in 1995 to $38.8 million and $71.7 million, respectively. As the service revenue base continues to increase, future service percentage growth rates are expected to decline. For example, second quarter service revenue reflects an increase of approximately 18% over the first quarter of 1996. Service revenue is primarily derived from systems integration services, including product configuration, field engineering, network management, help desk services and network project management. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increase in service revenue reflects the Company's continued focus on expanding its network and technology services at competitive prices, as well as the impact of various small service acquisitions.

     Service gross margin as a percentage of service net revenue for the quarter ended June 30, 1996 decreased to 30% in 1996 from 32.7% in 1995, primarily as a result of the Company's increased investment in expanding its service offerings and lower gross margins in its field engineering business, primarily relating to the utilization of engineers, partially offset by an increase in higher margin services. On a year-to-date basis, service gross margin as a percentage of service net revenue improved to 33.3% from 30.8% in 1995 primarily due to an increase in higher-end, higher margin services performed for customers.

     Operating expenses for the three month and six month period ended June 30, 1996 increased $12.7 and $22.9 million, respectively, from the comparable periods of 1995, to support the continued revenue growth. As a percentage of net revenue, operating expenses for the quarter and six months ended June 30, 1996 decreased to 8.6% and 9.0%, compared to 8.9% and 8.9% in 1995, respectively, principally as a result of the significant revenue growth and management's continued efforts to control operating expenses. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

                                                        (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations


     On a quarterly and year-to-date basis, service expense, which increased both as a percentage of net revenue and in absolute dollars, primarily reflects costs related to the infrastructure established starting in 1995 necessary to manage and expand the service business and the investment in development of certain aspects of the service business which should enable the Company to increase its service offerings. Selling expense, as a percentage of net revenues, for the first six months of 1996 decreased when compared to 1995 primarily as a result of continued improvement in product sales productivity. For the second quarter, general and administrative expense, as a percentage of net revenue, decreased from 2.8% in 1995 to 2.6% primarily due to the fixed component of expense being spread over higher volume. General and administrative expense, on a year-to-date basis, remained flat as a percentage of net revenue with 1995.

     Depreciation and amortization expense increased in absolute dollars but remained relatively constant as a percentage of net revenue for the quarter and six months ended June 30, 1996. The dollar increase reflects amortization expense associated with the Company's recent acquisitions, as well as increased depreciation expense related to fixed asset purchases in 1996 and 1995.

     Interest expense increased in absolute dollars for the three months ended June 30, 1996 primarily due to increased borrowing to support the significant revenue growth, partially offset by a lower effective interest rate resulting from amendments to the credit facility, particularly the use of LIBOR tranches and, to a lesser extent, the receivable securitization, and the redemption in October 1995 of the Company's $18.5 million 9% Convertible Subordinated Notes ("Notes"). The Notes were converted into 8.4 million shares of the Company's common stock resulting in an interest expense savings of almost $1.7 million annually. On a year-to-date basis, interest expense was relatively constant with the prior year.

     During the second quarter of 1996, the Company participated in the secondary stock offering of PC Service Source, Inc. ("PCSS") resulting in an after tax, non-recurring gain on the sale of securities of $5.2 million. The Company founded PC Service Source, Inc. in 1990 and, after the sale, owns less than 5% of the outstanding common shares of PCSS.

     Net earnings, excluding the non-recurring gain, increased 47% to $7.1 million in the second quarter of 1996 from $4.8 million in 1995 and for the first six months 1996 increased 49% to $12.9 million, up from $8.6 million in 1995. Net earnings, including the non-recurring gain, for the three months and six months were $12.3 million and $18.1 million, respectively, reflecting an increase of 156% and 109% over prior year. The earnings per share impact of the non-recurring gain was $.11 and $.10 on fully diluted basis for the three months and six months ended June 30, 1996, respectively. Future improved profitability will depend on the Company's ability to retain and hire quality service personnel, increased focus on providing technical service and support to customers, competition, manufacturer product pricing changes, as well as the Company's control of operating expenses, product availability, and effective utilization of vendor programs.

                                                        (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussionand Analysis of Financial Condition and Results of
                                  Operations


Liquidity and Capital Resources
- -------------------------------

     During recent years, the Company has utilized the bank credit facility, operating earnings, equity financing and long-term subordinated notes to fund its significant revenue growth and related operating asset requirements. During April 1996, the Company executed amendments to the August 1993 Financing and Security Agreement ("Credit Facility") eliminating the $60 million fixed rate portion and increasing the amount of borrowings the Company may allocate to LIBOR tranches up to $165 million. The amount of the Credit Facility remained at $175 million, with the interest rate on the remaining $10 million priced at prime. The amendment also extended the maturity date of the Credit Facility to April 1, 1998. In addition, during April 1996, the Company entered into an agreement for a $75 million receivable securitization, whereby a portion of trade receivables are pledged to a third party as collateral, increasing its financing capability to $250 million. The interest rate applicable to the receivable securitization is based upon the bank's commercial paper rate (which at June 30, 1996 was 5.4%) plus 55 basis points, and matures on April 1, 1998, subject to certain conditions. At June 30, 1996 approximately $75 million was outstanding on the receivable securitization and $95 million was outstanding on the credit facility, with an additional $80 million available for borrowing.

     Working capital at June 30, 1996 is $295 million compared to $225 million at December 31, 1995 resulting in an increase in the working capital ratio from
1.9 to 2.2. The increase in working capital was principally due to higher accounts receivable primarily related to the Company's significant revenue growth and higher levels of inventory allocated to specific customers, partially offset by a corresponding increase in accounts payable.

     The business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to total assets. Capital asset requirements are generally funded through the bank credit facility, internally generated funds or leasing sources. Capital expenditures are expected to be approximately $9 million in 1996, of which approximately $5.9 million was spent during the first and second quarters. There are no material capital asset purchase commitments at June 30, 1996. However, the Company is presently evaluating alternatives to meet additional office space requirements in Texas, including the possible relocation to a new headquarters facility.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
- -------   ---------------------------------------------------

     The Company held its Annual Meeting of Shareholders on May 21, 1996. At the meeting, the shareholders voted in favor of electing as directors the eleven nominees named in the Proxy Statement dated April 12, 1996, and for an amendment to the Company's Management Incentive Compensation Plan. The number of votes cast for, against or withheld, as well as, the number of abstentions and broker non-votes were as follows:

Election of Directors:
                                        For                      Withheld
                                        ---                      --------
Charles A. Root                      53,755,932                  121,460
Edward R. Anderson                   53,770,032                  107,360
Daniel F. Brown                      53,769,732                  107,660
James W. Dixon                       53,764,132                  113,260
Michael J. Emmi                      53,768,232                  109,160
Richard F. Ford                      53,759,932                  117,460
Ira M. Lubert                        53,769,159                  108,223
Warren V. Musser                     53,767,059                  110,333
Edward N. Patrone                    53,769,159                  108,233
Delbert W. Johnson                   53,770,632                  106,760
John D. Loewenberg                   53,768,032                  109,360

Proposal to Amend the Company's Management Incentive Compensation Plan:

For            Against                  Abstain         Broker Non-Votes
- ---            -------                  -------         ----------------

42,903,205     1,721,698                149,231                0

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
- -------   --------------------------------

(a)       Exhibits
          --------

          Exhibit
            No.          Description
          -------        ---------------------------------------

            11           Computation of Per Share Earnings

            27           Financial Data Schedule


(b)       Reports on Form 8-K
          -------------------

            No reports on Form 8-K have been filed by the Registrant during the three months ended June 30, 1996.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           COMPUCOM SYSTEMS, INC.
                                        ----------------------------------------
                                        (Registrant)


DATE:  August 14, 1996                  /s/ Edward Anderson
                                        ----------------------------------------
                                        Edward Anderson,
                                        President and Chief Executive Officer



DATE:  August 14, 1996                  /s/ Robert J. Boutin
                                        ----------------------------------------
                                        Robert J. Boutin,
                                        Senior Vice President, Finance and
                                        Chief Financial Officer