Form 10-Q
period 1996-09-30
COMPUCOM SYSTEMS INC
filed 1996-11-12
CIK 736291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the three months ended SEPTEMBER 30, 1996   Commission File Number 0-14371
---------------------------------------------   -------------------------------


                            COMPUCOM SYSTEMS, INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                  DELAWARE                                     38-2363156
-----------------------------------------------         -----------------------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification Number)

     10100 N. CENTRAL EXPRESSWAY, DALLAS, TX                       75231
-----------------------------------------------------          --------------
      (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:            (214) 265-3600
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



The number of shares of the Registrant's common stock outstanding as of November 8, 1996 was 44,798,200 shares.


--------------------------------------------------------------------------------

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                     Index


PART I.   FINANCIAL INFORMATION                                         Page
------    ---------------------                                         ----

Item 1.   Condensed Consolidated Balance Sheets
            September 30, 1996 (unaudited) and December 31, 1995          3

          Condensed Consolidated Statements of Operations
            Three months and nine months ended September 30,
            1996 and 1995 (unaudited)                                     4

          Condensed Consolidated Statements of Cash Flows
            Nine months ended September 30, 1996 and 1995
            (unaudited)                                                   5

          Notes to Condensed Consolidated Financial Statements            6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           7

PART II.  OTHER INFORMATION
--------  -----------------

Item 6.   Exhibits and Reports on Form 8-K                               11

                    COMPUCOM SYSTMNS, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                             September 30,        December 31,
                                                 1996                 1995
                                             -------------        ------------
             Assets                           (unaudited)
             ------
Current assets:
 Cash                                           $   4,290            $   4,249
 Receivables                                      339,786              265,071
 Inventories                                      253,944              196,531
 Other                                              4,179                2,151
                                                ---------            ---------
   Total current assets                           602,199              468,002


Property and equipment, net                        52,568               18,253

Cost in excess of fair value of
 tangible net assets purchased,
 less accumulated amortization                     16,580               18,146
Other assets                                        2,296                4,303
                                                ---------            ---------

                                                $ 673,643            $ 508,704
                                                =========            =========
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
 Accounts payable                               $ 221,414            $ 189,180
 Accrued liabilities                               50,711               53,867
                                                ---------            ---------
   Total current liabilities                      272,125              243,047


Long-term debt                                    231,408              120,364
Deferred income taxes                               5,277                3,952

Convertible subordinated notes                      3,000                3,000

Shareholders' equity:
 Preferred stock                                   15,000               15,000
 Common stock                                         448                  441
 Additional paid-in capital                        58,907               57,788
 Retained earnings from July 1, 1987               87,478               65,112
                                                ---------            ---------
   Total shareholders' equity                     161,833              138,341
                                                ---------            ---------

                                                $ 673,643            $ 508,704
                                                =========            =========

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                   (In thousands, except per share amounts)

                                               Three months ended                         Nine months ended
                                                 September 30,                              September 30,
                                          1996                   1995                1996                   1995
                                        ----------            ----------          ------------           -----------
                                                 (unaudited)                                 (unaudited)
Revenue
 Product                                $   449,950           $   319,562         $  1,295,750           $   946,390
 Service                                     46,570                26,988              118,267                71,860
 Other                                        1,961                 1,349                6,553                 3,846
                                        -----------           -----------         ------------           -----------
  Total revenue                             498,481               347,899            1,420,570             1,022,096
                                        -----------           -----------         ------------           -----------

Cost of revenue
 Product                                    403,862               286,428            1,164,420               847,716
 Service                                     32,100                18,727               79,930                49,788
 Other                                        1,213                   602                4,372                 1,719
                                        -----------           -----------         ------------           -----------
  Total cost of revenue                     437,175               305,757            1,248,722               899,223
                                        -----------           -----------         ------------           -----------
   Gross margin                              61,306                42,142              171,848               122,873

Operating expenses
 Selling and service                         32,382                21,519               87,123                60,595
 General and administrative                  14,418                 8,054               38,501                25,801
 Depreciation and amortization                2,339                 1,526                6,193                 4,523
                                        -----------           -----------         ------------           -----------
  Total operating expenses                   49,139                31,099              131,817                90,919
                                        -----------           -----------         ------------           -----------

Earnings from operations                     12,167                11,043               40,031                31,954

Interest expense                            ( 3,926)              ( 2,997)            ( 10,368)              ( 9,494)
Non-recurring gain                                                                       8,738
                                        -----------           -----------         ------------           -----------
Earnings before income taxes                  8,241                 8,046               38,401                22,460

Income taxes                                  3,296                 3,219               15,360                 8,984
                                        -----------           -----------         ------------           -----------
Net earnings                            $     4,945           $     4,827         $     23,041           $    13,476
                                        ===========           ===========         ============           ===========
Earnings per common share
  Primary                                     $ .10                 $ .12                $ .47                 $ .34
  Fully diluted                               $ .10                 $ .10                $ .46                 $ .29

Average common shares outstanding
  Primary                                    47,331                37,206               47,270                36,476
  Fully diluted                              49,934                45,808               49,874                45,661


See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                 Nine Months ended September 30, 1996 and 1995
                                (In thousands)

                                                                              1996                1995
                                                                          -----------          -----------
                                                                          (unaudited)
Cash flows from operating activities:
 Net earnings                                                             $    23,041          $    13,476
 Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                                6,193                4,523
   Deferred income taxes                                                        1,325                 (398)
   Gain on sale of securities                                                  (8,738)

   Changes in assets and liabilities:
    Receivables                                                               (74,124)              11,477
    Inventories                                                               (57,413)             (16,490)
    Other current assets                                                       (2,028)                 443
    Accounts payable                                                           32,234                9,179
    Accrued liabilities and other                                               1,064                1,608
                                                                          -----------          -----------
     Net cash provided by (used in) operating activities                      (78,446)              23,818
                                                                          -----------          -----------

Cash flows from investing activities:
 Capital expenditures, net                                                    (38,617)              (4,023)
 Business acquisitions, net of cash acquired                                   (5,759)              (2,481)
 Proceeds from sale of securities                                              11,368
                                                                          -----------          -----------
     Net cash (used in) investing activities                                  (33,008)              (6,504)
                                                                          -----------          -----------
Cash flows from financing activities:
 Net bank credit facility and other borrowings (repayments)                   111,044              (17,524)
 Issuance of common stock                                                       1,126                1,363
 Preferred stock dividend                                                        (675)              (1,125)
                                                                          -----------          -----------
     Net cash provided by (used in) financing activities                      111,495              (17,286)
                                                                          -----------          -----------

Net increase in cash                                                               41                   28
Cash at beginning of period                                                     4,249                4,076
                                                                          -----------          -----------
Cash at end of period                                                     $     4,290          $     4,104
                                                                          ===========          ===========

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 1996

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

(2)  Long-Term Debt
     --------------

          During September 1996, the Company amended the August 1993 Financing and Security Agreement ("Credit Facility") increasing the amount of the Company's Credit Facility to $225 million from $175 million and extending the maturity date to September 25, 1999. The $225 million Credit Facility is comprised of two elements: a $200 million working capital facility and a $25 million facility to be used solely to purchase real property intended to be utilized as the Company's corporate headquarters. Initial pricing on the $200 million component is LIBOR plus 1% while initial pricing on the $25 million component is LIBOR plus 1.25%. All pricing on the expanded Credit Facility is subject to adjustment based on certain performance criteria. The Company had previously amended its Credit Facility in April 1996, extending its maturity and making substantially all of its Credit Facility LIBOR-based. In addition, the Company executed amendments to its April 1996 receivable securitization, whereby a portion of trade receivables are pledged to a third party as collateral, increasing the amount from $75 million to $100 million and extending its maturity to September 17, 1999, subject to certain conditions. The interest rate applicable to the receivable securitization is based upon the bank's commercial paper rate (which at September 30, 1996 was 5.33%) plus 55 basis points.

(3)  Investments
     -----------

          During the second quarter of 1996, the Company participated in the secondary stock offering of PC Service Source, Inc. ("PCSS") resulting in an after tax, non-recurring gain on the sale of securities of $5.2 million. The Company founded PC Service Source, Inc. in 1990 and, after the participation in the secondary offering, owns less than 5% of the outstanding common shares of PCSS.

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

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
                              September 30, 1996

      The following table shows the Company's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, interest and net earnings are shown as a percentage of total net revenue, for the three months and nine months ended September 30, 1996 and 1995.

                                               Three months ended                      Nine months ended
                                                  September 30,                           September 30,
                                             1996              1995                 1996                1995
                                          -----------        -----------        -------------        -----------
                                                    (unaudited)                             (unaudited)
Revenue:
 Product                                  $   449,950        $   319,562        $   1,295,750        $   946,390
 Service                                       46,570             26,988              118,267             71,860
 Other                                          1,961              1,349                6,553              3,846
                                          -----------        -----------        -------------        -----------
  Total revenue                               498,481            347,899            1,420,570          1,022,096
                                          -----------        -----------        -------------        -----------

Gross margin:
 Product                                       46,088             33,134              131,330             98,674
 Service                                       14,470              8,261               38,337             22,072
 Other                                            748                747                2,181              2,127
                                          -----------        -----------        -------------        -----------
  Total gross margin                           61,306             42,142              171,848            122,873
                                          -----------        -----------        -------------        -----------
Gross margin percentage:
 Product                                        10.2%              10.4%                10.1%              10.4%
 Service                                        31.1%              30.6%                32.4%              30.7%
 Other                                          38.1%              55.4%                33.3%              55.3%
                                          -----------        -----------        -------------        -----------
  Total gross margin                            12.3%              12.1%                12.1%              12.0%

Operating expenses:
 Selling                                         4.3%               4.5%                 4.1%               4.5%
 Service                                         2.2%               1.7%                 2.1%               1.5%
 General and administrative                      2.9%               2.3%                 2.7%               2.5%
 Depreciation and amortization                   0.5%               0.4%                 0.4%               0.4%
                                          -----------        -----------        -------------        -----------
  Total operating expenses                       9.9%               8.9%                 9.3%               8.9%
                                          -----------        -----------        -------------        -----------

Earnings from operations                         2.4%               3.2%                 2.8%               3.1%

Interest expense                                (0.8%)             (0.9%)               (0.7%)             (0.9%)
Non-recurring gain                                                                       0.6%
                                          -----------        -----------        -------------        -----------
Earnings before income taxes                     1.6%               2.3%                 2.7%               2.2%

Income taxes                                     0.7%               0.9%                 1.1%               0.9%
                                          -----------        -----------        -------------        -----------
Net earnings                                     0.9%               1.4%                 1.6%               1.3%
                                          ===========        ===========        =============        ===========

                                                                (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations


     Product revenue, which is primarily derived from the sale of personal computer hardware, peripherals and software to corporate customers, for the quarter and nine months ended September 30, 1996 increased 41% and 37% from the same periods in 1995 to $449.9 million and $1.3 billion, respectively. This increase in product revenue reflects higher demand for personal computers, particularly related to the Pentium upgrade cycle occurring in large corporations, as well as increased demand for laptops. The strong product results also reflect the advancements the Company has made in customer procurement systems, data warehouse queries and web-based order statusing, reducing the customers' overall procurement cost. Although product revenues continued to exceed prior year, the Company experienced a slight decline in product revenues when compared to the second quarter of 1996, which the Company believes can be attributed to the timing of shipments to certain large customers and product availability from certain manufacturers.

     Product gross margin as a percentage of product net revenue for the three months and nine months ended September 30, 1996 was 10.2% and 10.1%, respectively, compared to 10.4% for the same periods in 1995. These lower 1996 margins are principally due to pricing to win new business and increased pricing pressures from competition. Future product margins will be influenced by manufacturers' pricing strategies together with competitive pressures from other resellers in the industry.

     Service revenue for the three months and nine months ended September 30, 1996 increased 73% and 65% from the same periods in 1995 to $46.6 million and $118.3 million, respectively. Service revenue is primarily derived from systems integration services, including field engineering, systems engineering, product configuration, network management and help desk services. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increase in service revenue reflects the Company's continued focus on expanding its network and technology services at competitive prices to meet increased customer demand for the Company's value-added PC network services, as well as the impact of various small service acquisitions. Service revenue continues to be strong with third quarter 1996 revenues up 20% over second quarter 1996.

     Service gross margin as a percentage of service net revenue for the three months and nine months ended September 30, 1996 improved to 31.1% and 32.4%, respectively, from the comparable periods in 1995 of 30.6% and 30.7%, respectively, primarily due to an increase in higher-end, higher margin services performed for customers.

     Operating expenses for the three month and nine month periods ended September 30, 1996 increased $18.0 and $40.9 million, respectively, from the comparable periods of 1995, to support the continued revenue growth. As a percentage of net revenue, operating expenses for the three and nine months ended September 30, 1996 increased to 9.9% and 9.3%, respectively, compared to 8.9% for each comparable period in 1995, principally as a result of the Company's continued investment in its service business and information services resources. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.


                                                        (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

     On a quarterly and year-to-date basis, service expense, which increased both as a percentage of net revenue and in absolute dollars, primarily reflects costs related to the infrastructure established starting in 1995 necessary to manage and expand the service business and the investment in the development of certain aspects of the service business which should enable the Company to increase its service offerings. Selling expense, as a percentage of net revenues, for the three months and nine months of 1996, decreased when compared to 1995 primarily due to the fixed component of expense being spread over higher volume. General and administrative expenses for the three months and nine months ended September 30, 1996, increased as a percentage of net revenue from 2.3% and 2.5% in 1995 to 2.9% and 2.7%, respectively, primarily due to the continued investment in the Company's information system resources required to enhance customer satisfaction particularly through data warehousing, improved customer procurement systems, and better reporting for the service business, and expenses related to its campus recruiting program whereby approximately 120 recent technology college graduates entered a six month system engineering training program.

     Depreciation and amortization expense increased in absolute dollars and as a percentage of net revenue for the quarter but remained relatively flat for the nine months ended September 30, 1996. The dollar increase reflects amortization expense associated with the Company's recent acquisitions as well as increased depreciation expense related to fixed asset purchases and facility enhancements in 1996 and 1995. The Company does not expect to commence depreciation on the new corporate headquarters until the consolidation of the Company's facilities is substantially completed in 1997.

     Interest expense increased in absolute dollars for the three months and nine months ended September 30, 1996 primarily due to increased borrowing to support the significant revenue growth, partially offset by a lower effective interest rate resulting from amendments to the credit facility, particularly the use of LIBOR tranches and, to a lesser extent, the receivable securitization, and the redemption in October 1995 of the Company's $18.5 million 9% Convertible Subordinated Notes ("Notes"). The Notes were converted into 8.4 million shares of the Company's common stock resulting in an interest expense savings of almost $1.7 million annually.

     During the second quarter of 1996, the Company participated in the secondary stock offering of PC Service Source, Inc. ("PCSS") resulting in an after tax, non-recurring gain on the sale of securities of $5.2 million. The Company founded PC Service Source, Inc. in 1990 and, after the participation in the secondary offering, owns less than 5% of the outstanding common shares of PCSS.

     Net earnings increased 2% to $4.9 million in the third quarter of 1996 from $4.8 million in 1995. Excluding the non-recurring gain, net earnings for the nine months ended September 30, 1996 increased 32% to $17.8 million, up from $13.5 million in 1995. The reduced net earnings growth rate for the third quarter 1996 compared to 1995 is a result of the Company's continued investment in the service business as well as the Company's decision to make additional investments to exploit opportunities with customers and new market segments.
As a result, the slower net earnings growth rate is expected to continue through the fourth quarter of 1996. Net earnings, including the non-recurring gain, for the nine months of 1996 and 1995 were $23.0 million and $13.5 million, respectively, reflecting an increase of 71% over the prior year. The earnings per share impact of the non-recurring gain was $.10 on a fully diluted basis for the nine months ended September 30, 1996. Future improved profitability will depend on the Company's ability to retain and hire quality service personnel, increased focus on providing technical service and support to customers, competition, manufacturer product pricing changes, as well as the Company's control of operating expenses, product availability, and effective utilization of vendor programs.

                                                        (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

 Liquidity and Capital Resources
 -------------------------------

     During recent years, the Company has utilized its bank credit facilities, operating earnings, equity financing and long-term subordinated notes to fund its significant revenue growth and related operating asset requirements. During September 1996, the Company amended the August 1993 Financing and Security Agreement ("Credit Facility") increasing the amount of the Company's Credit Facility to $225 million from $175 million and extending the maturity date to September 25, 1999. The $225 million Credit Facility is comprised of two elements: a $200 million working capital facility and a $25 million facility to be used solely to purchase real property intended to be utilized as the Company's corporate headquarters. Initial pricing on the $200 million component is LIBOR plus 1% while initial pricing on the $25 million component is LIBOR plus 1.25%. All pricing on the expanded Credit Facility is subject to adjustment based on certain performance criteria. The Company had previously amended its Credit Facility in April 1996, extending its maturity and making substantially all of its Credit Facility LIBOR-based. In addition, the Company executed amendments to its April 1996 receivable securitization, whereby a portion of trade receivables are pledged to a third party as collateral, increasing the amount from $75 million to $100 million and extending its maturity to September 17, 1999, subject to certain conditions. The interest rate applicable to the receivable securitization is based upon the bank's commercial paper rate (which at September 30, 1996 was 5.33%) plus 55 basis points. At September 30, 1996 approximately $75 million was outstanding on the receivable securitization, $25 million was outstanding on the real property and $129 million was outstanding on the credit facility, with an additional $71 million available for borrowing. The Company is currently in the process of seeking alternative permanent financing for the $25 million real estate loan.

     Cash used in operating activities for the nine months ended September 30, 1996 resulted primarily from the increase in working capital. Working capital at September 30, 1996 is $330 million compared to $225 million at December 31, 1995 resulting in an increase in the working capital ratio from 1.9 to 2.2. The increase in working capital was principally due to higher accounts receivable primarily related to the Company's significant revenue growth and higher levels of inventory allocated to specific customers, partially offset by a somewhat lower increase in accounts payable.

     Capital asset requirements are generally funded through the bank credit facilities, internally generated funds or leasing sources. The business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. However, during the third quarter, the Company purchased real property intended to be utilized as a new corporate headquarters campus for approximately $26 million which will be funded on an interim basis through the amended Credit Facility pending permanent mortgage financing. This new facility, located in Dallas, Texas consists of two buildings containing approximately 250,000 square feet of office space, situated on approximately 20 acres, and will allow the Company to centralize its corporate operations while providing expansion capability for future growth. The Company will begin relocation and consolidation of its existing Dallas headquarters and operations from two leased facilities to the new site beginning in 1997, which will require additional capital spending to refurbish and update the new headquarters facility. In addition, during the third quarter, the Company relocated its Eastern Distribution Center to a new leased facility in Paulsboro, New Jersey. This new 300,000 square foot facility contains a state-of-the-art 90,000 square foot configuration center which will enable the Company to meet the increasing customer demand for advanced system and network configuration technologies. Capital expenditures for the third quarter were $32.7 million, resulting in total spending for the first three quarters of $38.6 million, of which approximately $26 million is related to the purchase of the new headquarters building. Excluding spending related to the new corporate headquarters facility, the Company expects capital expenditures to return to normal historical levels which are not significant to the overall financial position of the Company.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)   Exhibits
      --------

       Exhibit
         No.     Description
         ---     -----------

         10.1 Credit Agreement, dated as of September 26, 1996, between NationsBank of Texas, N.A. and CompuCom Systems, Inc. (exhibits and schedules omitted)

         10.2 First Amendment to Master Security and Administration Agreement, dated as of September 25, 1996, among CompuCom Systems, Inc., NationsBank of Texas, N.A., CSI Funding, Inc. and Enterprise Funding Corporation. (exhibits omitted)

         10.3 First Amendment to Receivables Purchase Agreement, dated as of September, 25, 1996, between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted)

         10.4 First Amendment to Transfer and Administration Agreement, dated as of September 25, 1996, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted)

         10.5 Special Warranty Deed, dated as of September 27, 1996, from Forest/Hillcrest Partners to CompuCom Systems, Inc., conveying title to the property located at 7171 Forest Lane, Dallas, Texas. (exhibits omitted)

         10.6 Blanket Conveyance, Bill of Sale and Assignment, dated as of September 27, 1996, from Forest/Hillcrest Partners to CompuCom Systems, Inc. (exhibits omitted)

         10.7 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of September 27, 1996, from CompuCom Systems, Inc. to NationsBank of Texas, N.A. and CompuCom Systems, Inc. (exhibits omitted)

         10.8 Lease dated May 16, 1996, between CompuCom Systems, Inc. and The Riggs National Bank of Washington, D.C. for premises at 1225 Forest Parkway, Paulsboro, New Jersey. (exhibits omitted)

         11     Computation of Per Share Earnings

         27     Financial Data Schedule

(b)   Reports on Form 8-K
      -------------------

         No reports on Form 8-K have been filed by the Registrant during the three months ended September 30, 1996.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              COMPUCOM SYSTEMS, INC.
                                        -------------------------------------
                                                   (Registrant)




DATE:  November 12, 1996                 /s/ Edward Anderson
                                         -------------------------------------
                                         Edward Anderson,
                                         President and Chief Executive Officer



DATE:  November 12, 1996                 /s/ Robert J. Boutin
                                         -------------------------------------
                                         Robert J. Boutin,
                                         Senior Vice President, Finance and
                                         Chief Financial Officer

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits
           --------

           Exhibit
             No.          Description
           -------        ----------------------------------

             10.1 Credit Agreement, dated as of September 26, 1996, between NationsBank of Texas, N.A. and CompuCom Systems, Inc. (exhibits and schedules omitted)

             10.2 First Amendment to Master Security and Administration Agreement, dated as of September 25, 1996, among CompuCom Systems, Inc., NationsBank of Texas, N.A., CSI Funding, Inc. and Enterprise Funding Corporation. (exhibits omitted)

             10.3 First Amendment to Receivables Purchase Agreement, dated as of September, 25, 1996, between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted)

             10.4 First Amendment to Transfer and Administration Agreement, dated as of September 25, 1996, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted)

             10.5 Special Warranty Deed, dated as of September 27, 1996, from Forest/Hillcrest Partners to CompuCom Systems, Inc, conveying title to the property located at 7171 Forest Lane, Dallas, Texas. (exhibits omitted)

             10.6 Blanket Conveyance, Bill of Sale and Assignment, dated as of September 27, 1996, from Forest/Hillcrest Partners to CompuCom Systems, Inc. (exhibits omitted)

             10.7 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of September 27, 1996, from CompuCom Systems, Inc. to NationsBank of Texas, N.A. and CompuCom Systems, Inc. (exhibits omitted)

             10.8         Lease dated May, 1996, between CompuCom Systems, Inc.
                          and The Riggs National Bank of Washington, D.C. for premises at 1225 Forest Parkway, Paulsboro, New Jersey. (exhibits omitted)

             11           Computation of Per Share Eamings

             27           Financial Data Schedule

(b)        Reports on Form 8-K

                No reports on Form 8-K have been filed by the Registrant during the three months ended September 30, 1996.