Form 10-K
period 1996-12-31
COMPUCOM SYSTEMS INC
filed 1997-03-31
CIK 736291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended DECEMBER 31, 1996    Commission File Number 0-14371
-------------------------------------------    ------------------------------


                            COMPUCOM SYSTEMS, INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


           DELAWARE                                           38-2363156
-------------------------------                        -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification Number)


      10100 N. CENTRAL EXPRESSWAY, DALLAS, TX                      75231
-----------------------------------------------------          --------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:            (214) 265-3600
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:        NONE
                                                                ----------

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.01 PAR VALUE
-------------------------------------------------------------------------------
                               (Title of Class)

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

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates (based on the closing price on NASDAQ) on March 14, 1997 was approximately $111.5 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by March 14, 1997 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

The number of shares of the Registrant's Common Stock outstanding as of March 14, 1997 was 45,502,013 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relative to the May 14, 1997 annual meeting of stockholders of registrant, to be filed within 120 days after the end of the year covered by this report on Form 10-K, are incorporated by reference into Items 10, 11, 12 and 13 (Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

-------------------------------------------------------------------------------

                                    PART I
                                    ------

ITEM 1    BUSINESS
------    --------


INTRODUCTION

     CompuCom Systems, Inc., together with its subsidiaries ("CompuCom" or "the Company"), is a leading provider of distributed desktop computer products and network integration services to large and medium sized businesses throughout the United States. CompuCom helps Fortune 1000 companies manage information technology to achieve their business goals by providing a wide range of services in provisioning, support and technology management. Product and services are sold by a direct sales force to over 5,000 business customers through approximately 40 sales and service centers located in and serving large metropolitan areas nationwide.

     The Company is an authorized dealer of major distributed desktop computer products for a number of manufacturers, including Compaq Computer Corporation ("Compaq"), International Business Machines Corporation ("IBM"), Hewlett-Packard Company ("HP"), Toshiba America Information Systems ("Toshiba"), and Apple Computer Corporation ("Apple"). CompuCom also offers a broad selection of networking and related products, computer-related peripheral equipment and a range of computer equipment and software from a number of vendors, including 3Com Corporation ("3Com"), Digital Equipment Corporation ("Digital"), Intel Corporation ("Intel"), Kingston Technology Corporation ("Kingston"), Lotus Development Corporation ("Lotus"), Microsoft Corporation ("Microsoft"), NEC Technologies, Inc. ("NEC"), and Novell, Inc. ("Novell"). To further meet the needs of its customers, CompuCom provides a variety of services including LAN/WAN project services, consulting, network management, help desk, field engineering, configuration and product procurement utilizing network applications such as Novell Netware, Windows NT Server, Windows and Windows 95, IBM's OS/2 Warp and LAN Server.

     Net revenues for the Company have grown at a compounded rate of 29% over the past five years, while net earnings have grown by 43% compounded annually over the same period. Excluding an after tax non-recurring securities-related gain of $5.2 million, net earnings over that period have grown at a compounded rate of 37%. CompuCom's strong revenue and net earnings performance is a result of the Company's continued focus on customer satisfaction, along with the enhancement of its product and services capabilities created by a strategy of growth through existing operations and strategic acquisitions. The Company's target customers are becoming increasingly dependent on information technology to compete effectively in today's markets. As a result, the decision-making process that organizations face when planning, selecting and implementing technology solutions is becoming more complex and requires many of these organizations to outsource the management and support of their technology needs.

     In the first quarter of 1997, M. Lazane Smith, who has been with the Company since 1993 and previously served as Vice-President of Finance and Corporate Controller, was promoted to the position of Senior Vice President and Chief Financial Officer. Ms. Smith replaces Mr. Robert J. Boutin, who resigned.

     The Company operates in only one industry segment -- sales and services of distributed desktop computer products, configuration, network integration and technology support services to businesses nationwide -- and no separate industry segment information is presented.

     This document may contain "forward -looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in such forward-looking statements. See "Product", "Principal Suppliers", "Dependence Upon Major Vendors and Other Suppliers" and "Competition" in this Item and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Part II, Item 7 of this report for a discussion of important factors that could affect the validity of any such forward-looking statement.

SALES AND MARKETING

     The Company markets its product procurement, configuration, field engineering, network management, help desk services and technology management primarily through its direct sales force and service personnel, operating through approximately 40 sales and service centers. The Company focuses on meeting the business objectives of large corporate businesses, which accounted for the majority of the Company's net revenue in 1996. However, no one customer accounted for in excess of 10% of such revenues. Order backlog is not considered to be a meaningful indicator of the Company's future business prospects due to the short order fulfillment cycle.

     The Company is generally authorized by various vendors to sell desktop computer products through its sales centers, which are located in major metropolitan areas in order to provide convenient access for sales and service personnel to a significant customer base. Each location typically is staffed by direct sales representatives, support personnel, system engineers and technicians who are authorized to repair and maintain Compaq, IBM, HP and certain other manufacturers' products.

     The Company provides support to its customers primarily through the CompuCom Customer Center ("customer center") located in Dallas, Texas. Customer center personnel, called inside sales representatives ("ISR's"), may be assigned to specific customer accounts or to customers in a certain geographical area and are knowledgeable about computer technology. Each ISR works closely with the customer and the CompuCom sales representative to keep up to date on the business needs of that customer, and to provide the customer with information about product availability, services, pricing, shipping and invoicing via a toll-free telephone number. The primary goal of the customer center is to provide greater support to the Company's customers while allowing the Company's direct sales force to focus on soliciting new business and providing the necessary support for the customer's more complex service needs. At the end of 1996, the Company employed approximately 450 customer center personnel, of whom approximately 325 worked at the customer center in Dallas, and approximately 125 worked on-site at certain customer locations.

     As of December 31, 1996, the Company employed approximately 240 full-time direct sales representatives. The sales force is compensated with a base salary and commissions based on gross margin related to their sales. In 1996, a larger portion of the sales representatives compensation was based on service sales and gross margin as part of the Company's strategy of growing its service business.

     During 1996, services net revenues increased 68% due to the Company's continued efforts to focus on increased sales of services to meet customer needs and to improve profitability. These on-going efforts included: additional training was provided for system engineers; management provided greater support to the services group; additional corporate resources were allocated to support the services group; and the compensation plan of branch general managers and sales representatives placed greater emphasis on sales of services. In addition, the Company emphasized the hiring of quality services personnel, increasing the number of its services employees from approximately 1,200 at the end of 1995 to almost 2,000 by year-end 1996. To further enhance its service growth, in mid-1996 the Company hired approximately 120 technology college graduates and placed them in a six-month engineering training program. Although the Company's revenues from its services business currently represent 9% of its total revenues, its services business is an integral part of the Company's strategy to provide customers with the value-added service solutions to meet their technology needs.

     During 1996, in order to meet customers' ever increasing global business needs, the Company helped to create GlobalServe, an alliance of international computer service suppliers. The GlobalServe alliance provides customers a single point of contact for accessing the distributed desktop computer products and services they need worldwide.

OPERATIONS

     The Company's corporate headquarters is located in Dallas, Texas. Currently, the Company's financial and administrative functions, including information services, service support, marketing, human resources and finance, are located at this facility. The customer center, collections department and order processing are presently located in a leased facility near the Company's corporate headquarters. In late 1996, the Company purchased 20 acres of real property with two office buildings in Dallas to be used as its new corporate headquarters and operations campus. While the Dallas sales office and product services department relocated from a separate leased facility to the new campus in early 1997, the Company expects the majority of its remaining Dallas operations to relocate to the new campus by the third quarter.

     The Company's integrated information systems ("IS") utilize client/server distributed relational database technology running on a proactively managed wide area network based on frame relay technology. The system contains five major components: the Distribution Information Management System ("DIMS"), the Service Information Management System ("SIMS"), the Customer Center System ("CCS"), the Warehouse Information Management System ("WIMS"), and the Financial Information Management System ("FIMS"). During 1996, in an effort to provide increased system reliability, availability, and growth capacity, the Company completed the conversion of four of the five "IS" systems from PC-based hardware to mini-computer platforms.

     To further enhance the quality and efficiency of its information systems, the Company has developed a state-of-the-art data warehouse, which increases the ease with which Company personnel can access historic information and create customized customer and vendor reports. During 1996, the Company made significant enhancements to its data warehouse by implementing Internet-based capabilities, which give its customers the ability to directly access order status and shipment history. This electronic commerce tool, which won a Best Practices award from the Data Warehouse Institute, also gives customers the ability to create custom-priced quotations for new orders from an Internet-based catalog of products, and gives the Company's principal vendors access to product sales history and inventory levels. In addition, the Company implemented a comprehensive Intranet application, accessible only to Company personnel, which provides rapid access to Company organization charts, policies, procedures and other corporate information and has a user-friendly query interface to locate answers to frequently asked questions. The Company plans to extend its Internet capabilities during 1997 by implementing Internet-based order placement and purchased asset lookup using either product serial number or customer asset tags. Plans also include improved product sales information reporting for principal vendors, real time open call status reporting for service customers and implementation of a customer management and event tracking system to be used by customer center personnel.

     The Company continues to implement its client server-based Customer Procurement System ("CPS") in key customer accounts, which allows customer's to place orders that automatically interface with the Company's core system applications. The Company also began the implementation of its new Sales Force Automation package, which provides Company sales representatives access to email and key Company applications from remote locations, allowing them to spend more time with customers and improve productivity.

   The Company's two distribution centers are highly automated and employ advanced inventory management and order processing technologies that allow the Company to configure desktop products and receive, process and ship customer orders accurately and efficiently. During 1996, the Company tripled its configuration capacity by relocating its eastern distribution center to a 300,000 square feet facility in Paulsboro, New Jersey. The distribution centers utilize hand-held, radio frequency devices to stock, pick and update the status and location of inventory. These devices play a key role in enabling the Company to efficiently handle increasing volume and are used in the daily cycle counting process, which has resulted in improved overall inventory integrity and bin accuracy. The Company also uses an on-line freight metering program, which helps lower order fulfillment time and provides more reliable and timely freight information.

   The distribution, configuration, and product services departments completed ISO 9002 certification in 1995. ISO 9002 is part of the ISO 9000 set of standards developed by the International Organization of Standardization ("ISO"), which represent common international business quality standards designed to help demonstrate the capability of a supplier to control the processes that determine the acceptability of the product being delivered. During 1996, the Company's returned merchandise center completed ISO 9002 certification.

PRODUCTS

     The Company provides for procurement of sophisticated technologies consisting of distributed desktop computer products, peripherals, software and services to its customers. It is an authorized dealer for desktop products of Apple, Compaq, Digital, HP, IBM, Kingston, NEC, 3Com, Toshiba and other major manufacturers, as well as a dealer for software products of Lotus, Microsoft, Novell and other principal software suppliers. The Company stocks over 5,000 different desktop products and accessories, consisting of leading as well as alternative brands.

     CompuCom provides the integration of a variety of manufacturers' products into various desktop system configurations to meet each customer's needs. The Company provides value to its customers by allowing them to choose products from various manufacturers that best suit their desktop and network needs as opposed to manufacturers' direct sales organizations which typically configure or market desktop systems that include products only from that particular manufacturer.

NETWORK AND TECHNOLOGY SERVICES

     The Company continues to focus on expanding its presence in the service market. This commitment is reflected in the increase in its service personnel during 1996. As of December 31, 1996, the Company employed approximately 2,000 service personnel, including system engineers, field technicians, service support and engineers on-site at customer locations, compared to approximately 1,200 as of December 31, 1995. These service personnel provide configuration, field engineering, network management, help desk services and technology management to the Company's customers.

     CompuCom maintains two configuration centers, one in each of the Company's distribution centers. These centers contain configuration systems that have the ability to set up and install product that includes both standard and non-standard components or software to enable the Company to meet increasing customer demand for advanced system and network configuration technologies.

     Through its field engineering group, the Company provides hardware maintenance services ranging from simple desktop repairs, installations, moves and adds to changes to complex network repairs, application setups and software upgrades. These services are provided through the Company's sales and service centers and are performed based upon the specific customer needs, such as on-site support, warranty support, change and upgrade management, contingency management, annual contract, or time and material.

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

     CompuCom offers help desk support through its Remote Help Desk Services located at the Company's headquarters in Dallas, Texas and at customer locations. These help desk services offer information systems departments the skills and resources needed to design, implement and operate a consolidated, resolution-oriented help desk to support a customer's information technology investments. CompuCom's help desk services include call management, problem management, report systems, resources and customer relations. The Company's help desk support group consists of personnel with expertise in software applications, network operating systems and hardware, who provide technical support to end users and system administrators.

     The Company offers technology management services by providing LAN/WAN project and consulting services that focus on the integration of new and existing computing technologies into existing corporate computing environments. These services include technology selection and strategic planning, technology briefings, systems analysis, system design services, and design of support infrastructures. By combining the expertise of its consultant personnel with strategic manufacturer partnerships, the Company is able to provide solutions for complex network integration projects.

PRINCIPAL SUPPLIERS

     A major portion of the Company's revenues are derived from sales of distributed desktop computer products including Compaq, IBM and HP products. During 1996, the Company's principal suppliers were Compaq, IBM and HP. The Company's agreements with these vendors contain provisions providing for periodic renewals and permitting termination by the vendor without cause, generally upon 30 to 90 day's written notice, depending upon the vendor. Since 1987, Compaq, IBM and HP have regularly renewed their respective dealer agreements with the Company, although there can be no assurance that the regular renewals of the Company's dealer agreements will continue. The termination, or non-renewal, of the Company's Compaq, IBM or HP dealer agreements, or all, would materially adversely affect the Company's business. The Company, however, is not aware of any reason for the termination, or non-renewal, of any of those dealer agreements and believes that its relationships with Compaq, IBM and HP are satisfactory.

     The Company purchases products from Compaq, IBM and HP at pricing levels that the Company believes are the lowest prices available to those vendors' respective dealers, with the exception of special bid pricing for specific large customer accounts. All of the Company's principal suppliers require that the Company purchase certain minimum volumes of products in a specified period to maintain favorable pricing levels. The Company also obtains favorable terms from Compaq, IBM and HP by participating in certain vendor programs offered by those suppliers. The Company has certain selling, promotional and related expenses reimbursed by vendors under dealer programs offered by those and other suppliers. However, there can be no assurance that any of these programs will continue in 1997 or that the Company will continue to participate in any of these programs at the same level as in 1996.

     Sales of Compaq, IBM and HP products accounted for approximately 31%, 15% and 12%, respectively, of the Company's 1996 net revenues compared to 28%, 16% and 11%, respectively, in 1995 and 27%, 20% and 11%, respectively, in 1994.

     Due to the rapid delivery requirements of its customers and to assure itself of a continuous allotment of products from suppliers, the Company maintains adequate levels of inventory funded through its credit facilities and vendor credit. These major suppliers at times provide price protection programs to the Company that are intended to reduce the risk of inventory devaluation by absorbing temporary price reductions and long-term price declines associated
with aging product life cycles.   The Company also has the option of returning a
certain percentage of its current product inventories each quarter to these principal suppliers as it assesses each product's current and forecasted demand schedule. If such returns exceed certain specified levels, the Company may be charged restocking fees ranging up to 5%. The Company did not incur any significant restocking fees in 1996.

DEPENDENCE UPON MAJOR VENDORS AND OTHER SUPPLIERS

    The Company is dependent upon the continued supply of products from its suppliers, particularly Compaq, IBM and HP. Historically, certain suppliers occasionally experience shortages of select product that render components unavailable or necessitate product allocations among resellers. While certain shortages existed throughout 1996, the Company believes the product availability issues are a result of the present dynamics of the desktop computer industry as a whole, which include high customer product demand, shortened product life cycles and increased frequency of new product introductions into the marketplace. While there can be no assurance that product unavailability or product allocations, or both, will not increase in 1997, the impact of such an interruption is not expected to be unduly troublesome due to the breadth of alternative product lines available to the Company and the Company's established programs to accelerate configuration and delivery times when such events occur.

COMPETITION

     The Company is engaged in fields within the desktop computer industry which is characterized by a high level of competition. Many established desktop computer manufacturers (including some of the Company's own vendors), systems integrators and other resellers of distributed desktop or networking products including Vanstar Corporation, InaCom Corp. and Microage, Inc., compete with the Company in the configuration and distribution of computer systems and equipment. In addition, the desktop computer reseller industry is characterized by intense competition, primarily in the areas of price, product availability and breadth of product line. In the highly fragmented computer services area, the Company competes with several larger competitors, other corporate resellers pursuing high-end services opportunities, as well as smaller computer services companies. Some of these competitors have financial, technical, manufacturing, sales, marketing and other resources that are substantially greater than those of the Company. Although the Company believes it currently competes favorably within the desktop computer industry, there can be no assurance that the Company will be able to continue to compete successfully with new or existing competition.

     Product margins declined in the second half of the year, compared to the first half, primarily due to pricing to win new business and increased pricing pressures from competition. The Company believes that gross margins will continue to be reactive to industry-wide changes. Future profitability will depend on the Company's ability to retain and hire quality service personnel
while effectively managing the utilization of such personnel.   It will also
depend on increased focus on providing technical service and support to customers, competition, manufacturer pricing strategies, as well as the Company's control of operating expenses, product availability, and effective utilization of vendor programs.

THE COMPANY'S EMPLOYEES

     The Company employed approximately 3,700 full-time employees as of December 31, 1996. The Company offers its full-time employees health, long-term disability, dental and life insurance benefits and has a 401(k) plan for eligible employees. None of the Company's employees are represented by a union, and the Company considers its employee relations to be good.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
----------------------------------------------------------------------------

     The Company does not have any foreign operations nor does it engage in any material export sales.


EXECUTIVE OFFICERS
------------------

     Information about the Company's executive officers can be found in Part III
of this report under "Item 10    Directors and Executive Officers of the
Registrant."

ITEM 2    PROPERTIES
------    ----------

     The Company's principal executive and administrative offices are located in a commercial office building in Dallas, Texas, comprised of approximately 100,000 square feet of space, which it purchased in May 1992. In December 1993, the Company secured a ten-year $3.9 million mortgage on the headquarters building which is payable in 120 monthly installments of principal plus interest at a rate of 8.1%. In late 1994, the Company leased approximately 50,000 square feet of additional office space in Dallas near its headquarters, for a term of 60 months commencing March 1995. In early 1995, the Company relocated the customer center and credit/collection departments to this new leased facility. In addition, the Company leased 26,000 square feet in a commercial office building adjacent to the Company's headquarters for a term of 36 months expiring in 1998. During 1996, the Company's Dallas sales office and product services department were relocated to this facility. In the third quarter of 1996, the Company purchased real property in Dallas, Texas to be used as its new corporate headquarters and operations campus for approximately $26 million, which has been funded on an interim basis through the Credit Facility pending permanent mortgage financing. This new campus consists of two buildings containing approximately 250,000 square feet of office space, situated on 20 acres, and will allow the Company to centralize most of its Dallas area operations while providing expansion capability for future growth. The Company expects to be substantially moved into the new campus by the third quarter of 1997.

     The Company distributes products primarily from two leased warehouse facilities. In August 1996, the Company entered into a lease for approximately 300,000 square feet of warehouse space located in Paulsboro, New Jersey, which has a five-year term, with a cancellation option exercisable at any time after August 1999. This new facility doubled warehouse space and contains a state-of-the-art 90,000 square foot configuration center, which tripled the Company's configuration capacity, allowing the Company to meet increasing customer demand for advanced system and network technologies. Its western distribution center has approximately 104,000 square feet of leased warehouse space in Stockton, California, under a lease that expires in May 1999, with a cancellation option exercisable in May of each year.

     The Company also has noncancelable operating leases for its sales and service centers, expiring at various dates between 1997 and 2004. See Note 10 to the accompanying Notes to Consolidated Financial Statements for additional information regarding lease costs. The Company believes there will be no difficulty in negotiating the renewal of its real property leases as they expire or in finding other satisfactory space. In the opinion of management, the properties are in good condition and repair and are adequate for the particular operations for which they are used.

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


ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------     ---------------------------------------------------

     None have been submitted in the fourth quarter 1996.

                                    PART II
                                    -------

ITEM 5    MARKET FOR REGISTRANT'S COMMON STOCK
------    ------------------------------------

     The Company's common stock is listed on the NASDAQ National Market (Symbol:
CMPC). As of December 31, 1996, there were approximately 10,000 beneficial holders of the Company's common stock. The high and low sales prices reported within each quarter for the years ended December 31, 1996 and 1995 are as follows:

                                    1996                       1995
                           ----------------------     ----------------------
                             High         Low           High         Low
                           ---------    ---------     ---------    ---------
First quarter               $ 9.63       $ 6.25        $ 4.25       $ 3.13

Second quarter               13.88         8.13          5.13         3.13

Third quarter                12.25         7.13          6.88         4.75

Fourth quarter               12.38         8.00         10.63         5.50

     The last sale price reported for the Company's common stock on March 14, 1997 was $5.25.

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

ITEM 6    SELECTED FINANCIAL DATA
------    -----------------------

     Selected financial data for the Company is presented below:

                                                                     For the Years Ended December 31,
                                                 -------------------------------------------------------------------------
Operating Results                                1996             1995            1994             1993           1992
-----------------                                ----             ----            ----             ----           ----
(in thousands, except per share amounts)
    Net revenues                               $ 1,995,191      $ 1,441,597     $ 1,255,813     $ 1,015,482      $ 713,035

    Gross margin                                   240,963          174,908         141,693         127,875         94,551

    Earnings before income taxes                    50,616 *         34,335          24,432          18,908         11,714

    Net earnings                                    30,471 *         20,670          14,659          11,439          7,263

    Earnings per common share:
      Primary                                          .63 *            .51             .40             .34            .23
      Fully diluted                                    .61 *            .44             .34             .29            .22

Balance Sheet Data
------------------
    Total assets                                 $ 692,985        $ 508,704       $ 429,531       $ 365,071      $ 252,958

    Long-term debt                                 236,450          120,364         118,974         107,316         70,734

    Convertible subordinated notes                   3,000            3,000          18,214          17,880         17,779

    Stockholders' equity                           171,098          138,341          94,368          55,730         41,602


     * Includes a pre-tax and after tax non-recurring gain on sale of securities of $8.7 million and $5.2 million, respectively, or $.10 per share.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     RESULTS OF OPERATIONS

     The following table presents the Company's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, interest and net earnings are shown as a percentage of total net revenue for the three years ended December 31:

                                                               1996          1995          1994
                                                           -----------------------------------------
                                                                       ($ in millions)
Revenue:
    Product                                                    $   1,817     $   1,334    $   1,197
    Service                                                          169           101           56
    Other                                                              9             6            3
                                                           -----------------------------------------
      Total revenue                                            $   1,995     $   1,441    $   1,256
                                                           =========================================
Gross margin:
    Product                                                   $      181    $      141   $      122
    Service                                                           56            31           18
    Other                                                              4             3            2
                                                           -----------------------------------------
      Total gross margin                                      $      241    $      175   $      142
                                                           =========================================

Gross margin percentage:
    Product                                                        10.0%         10.6%        10.2%
    Service                                                        33.3%         30.5%        32.7%
    Other                                                          39.2%         51.2%        65.7%
                                                           -----------------------------------------
      Total gross margin                                           12.1%         12.1%        11.3%
                                                           -----------------------------------------

Operating expenses:
    Selling                                                         4.0%          4.3%         4.4%
    Service                                                         2.0%          1.5%         1.4%
    General and administrative                                      2.8%          2.6%         2.3%
    Depreciation and amortization                                   0.5%          0.4%         0.4%
                                                           -----------------------------------------
      Total operating expenses                                      9.3%          8.8%         8.5%
                                                           -----------------------------------------

Earnings from operations                                            2.8%          3.3%         2.9%

Interest                                                           (0.7%)        (0.9%)       (0.9%)
Non-recurring gain on sale of securities                            0.4%
                                                           -----------------------------------------

Earnings before income taxes                                        2.5%          2.4%         2.0%

Income taxes                                                        1.0%          1.0%         0.7%
                                                           -----------------------------------------

Net earnings                                                        1.5%          1.4%         1.3%
                                                           =========================================

                             1996 COMPARED TO 1995
                             ---------------------

     Product revenue increased 36% to $1.82 billion in 1996 compared to $1.33 billion in 1995. Product revenue is primarily derived from the sale of distributed desktop computer products to corporate customers. The increase in product revenue reflects the Company's efforts in establishing new relationships with several large customers during the year, as well as higher demand for distributed computing technologies. The strong product results also reflect the advancements the Company has made in customer procurement systems, data warehouse queries and Web-based order statusing, which have reduced customers' overall procurement costs. Although product revenue growth was strong in 1996, the Company anticipates slower revenue growth during the first quarter of 1997 as part of an overall industry-wide demand softness caused by smaller than anticipated manufacturers' price reductions and the anticipated upgrade to Pentium Pro technology.

     Product gross margin as a percentage of product net revenue decreased to 10.0% in 1996 from 10.6% in 1995. The Company experienced lower product margins principally due to pricing to win new business and increased pricing pressures from competition. Future product margins will be influenced by competitive pressures from other resellers in the industry together with manufacturers' pricing strategies. The Company participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume incentive programs and specific product rebates offered by certain manufacturers, are not material when compared to the Company's overall financial results. Due to the short order fulfillment cycle, the Company's backlog is not considered to be a meaningful indicator of future business prospects.

     Service revenue increased 68% to $169 million in 1996 from $101 million in 1995. Service revenue is primarily derived from systems integration services, including field engineering, LAN/WAN projects, consulting, product configuration, network management and help desk services. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increase in service revenue reflects the Company's continued focus on expanding its network and technology services at competitive prices to meet increased customer demand for the Company's value-added desktop network services, as well as the full year impact of various small service acquisitions which occurred during 1995. Service gross margin as a percentage of service net revenue increased to 33.3% in 1996 from 30.5% in 1995, primarily due to increased productivity of the Company's service engineers and improved management of spare parts inventory.

     As a percentage of net revenue, operating expenses for 1996 increased to 9.3% compared to 8.8% in 1995, to support the continued revenue growth and expansion of the service business. On an absolute dollar basis, operating expenses increased approximately $56 million, primarily due to the continued investment in the Company's service business and information systems enhancements. Selling expenses, as a percentage of net revenue, decreased when compared to 1995 primarily due to the fixed component of expense being spread over higher volume and increased sales productivity. Service expenses, which increased both as a percentage of net revenue and in absolute dollars, primarily reflect costs related to the infrastructure, established starting in 1995, necessary to manage and expand the service business. General and administrative expenses increased due to the continued investment in the Company's information system resources required to enhance customer satisfaction particularly through data warehousing, improved customer procurement systems, enhanced reporting for the service business, and expenses related to its campus recruiting program whereby the Company hired approximately 120 technology college graduates and placed them in a six-month engineering training program. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

     Depreciation and amortization expense increased in absolute dollars and as a percentage of net revenue for 1996. The dollar increase is primarily related to facility improvements and warehouse equipment for the Company's new eastern distribution facility, enhancements to the Company's information systems, and furniture and fixtures required to support business activity. The Company will commence depreciation on its new corporate headquarters and operations campus when it is substantially placed in service.

     Interest expense decreased as a percentage of net revenue for 1996, but increased in absolute dollars by $2.5 million, primarily due to increased borrowing to support the significant revenue growth, partially offset by a lower effective interest rate resulting from its new Credit Facility, specifically the use of LIBOR tranches, receivable securitization, and redemption in October 1995 of the Company's $18.5 million 9% Convertible Subordinated Notes ("Notes"). The Notes were converted into 8.4 million shares of the Company's common stock resulting in an interest expense savings of almost $1.7 million annually.

     During the second quarter of 1996, the Company participated in the secondary stock offering of PC Service Source, Inc. ("PCSS") resulting in an after tax, non-recurring gain on the sale of securities of $5.2 million. The Company founded PCSS in 1990 and, after participation in the secondary offering, owns less than 5% of the outstanding common shares of PCSS.

     As a result of the factors discussed above, net earnings increased 47% to $30.4 million in 1996 from $20.7 million in 1995. Excluding the non-recurring gain, net earnings increased 22% to $25.2 million. The net earnings growth rate for the second half of 1996 was less than the first half of 1996 primarily due to the Company's continued investment in the service business as well as the Company's decision to make additional investments to exploit opportunities with customers. The Company anticipates the slower net earnings growth rate will continue through the first quarter of 1997. Future profitability will depend on the Company's ability to retain and hire quality service personnel while
effectively managing the utilization of such personnel.   It will also depend on
increased focus on providing technical service and support to customers, competition, manufacturer pricing strategies, as well as the Company's control of operating expenses, product availability, and effective utilization of vendor programs.

                             1995 COMPARED TO 1994
                             ---------------------


     Product revenue increased 11% to $1.33 billion in 1995 compared to $1.20 billion in 1994. The increase in product revenue reflected increased demand by corporate customers for personal computers, particularly Pentium-based systems and laptops. Also favorably impacting the Company's net product revenue was corporate customers continuing to consolidate the number of suppliers to only one or two.

     Product gross margin as a percentage of product net revenues increased to 10.6% in 1995 from 10.2% in 1994. The Company experienced an improvement in product margins during the first half of 1995, partially due to the Company's decision not to do business with the lowest margin customers as well as certain manufacturer price reductions. Product margins declined in the second half of the year, compared to the first half, as a result of increased pricing pressure from competition.

     Service revenue increased 80% to $101 million in 1995 from $56 million in 1994. The increase in service revenue reflected the Company's continued focus on expanding its network and technology services at competitive prices. The Company's service business increased primarily through internal growth augmented by a series of small strategic acquisitions. Service gross margin as a percentage of service net revenue decreased to 30.5% in 1995 from 32.7% in 1994, primarily as a result of increased costs related to the relative scarcity of system engineers and the Company's continued investment in its service business.

     As a percentage of net revenue, operating expenses for 1995 increased to 8.8% compared to 8.5% in 1994, to support the continued revenue growth and expansion of the service business. On an absolute dollar basis, operating expenses increased approximately $22 million, principally as a result of an increase in general and administrative expenses related to the Company's investment in information systems resources required to enhance customer satisfaction, particularly in the service business, and other spending necessary to meet the Company's objectives. Service expenses, which increased both as a percentage of net revenues and in absolute dollars, primarily reflected costs related to the planned development of an infrastructure necessary to manage and expand the service business. Selling expense, as a percentage of net revenue, decreased when compared to 1994 primarily as a result of continued improvement in product sales productivity.

     Depreciation and amortization expense increased in absolute dollars but remained constant as a percentage of net revenue for 1995. The dollar increase reflected amortization expense associated with the Company's acquisitions, as well as increased depreciation expense related to fixed asset purchases in 1995 and 1994.

     Interest expense increased in absolute dollars by $0.9 million but remained constant as a percentage of net revenue for 1995, primarily as a result of higher average interest rates and increased borrowings to support revenue growth.

     As a result of the factors discussed above, net earnings increased 41% to $20.7 million in 1995 from $14.7 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financing arrangements which total $325 million, consisting of a $200 million working capital facility, $25 million real estate loan and a $100 million receivable securitization. During 1996, the Company replaced the August 1993 Financing and Security Agreement with a new Credit Agreement ("Credit Facility"), increasing the amount of the Company's credit facility to $225 million from $175 million, extending the maturity date, and making substantially all of the facility LIBOR-based. The $225 million Credit Facility is comprised of two elements: a $200 million working capital facility which matures in September 1999, and a $25 million facility used solely to purchase real property to be utilized as the Company's corporate headquarters and operations campus which is payable in equal installments of $12.5 million in September of 1998 and 1999. The Company is currently in the process of seeking alternative permanent financing for the $25 million real estate loan. Pricing on the $200 million component is LIBOR plus 1% while pricing on the $25 million component is LIBOR plus 1.25%. All pricing on the Credit Facility is subject to adjustment based on certain performance criteria. Total borrowings are based on certain limits, as defined, and secured by substantially all the assets of the Company. The Credit Facility subjects the Company to certain restrictions and covenants related to, among others, tangible net worth, debt to tangible net worth and net earnings, and limits the amount available for capital expenditures and dividends.

     In 1996, the Company entered into a receivable securitization agreement, whereby a portion of trade receivables are pledged to a third party as collateral for up to $100 million, which matures in September 1999, subject to certain conditions. The interest rate applicable to the receivable securitization is based upon the bank's commercial paper rate plus 55 basis points.

     Working capital at December 31, 1996 was $342 million compared to $225 million at December 31, 1995, resulting in a working capital ratio of 2.2 in 1996 and 1.9 in 1995. The increase in working capital was funded from the increased borrowings under the Company's credit facilities. Contributing to the increase in working capital was higher accounts receivable primarily related to the Company's significant revenue growth and higher levels of inventory allocated to specific customers, partially offset by an increase in accounts payable.

     The Company's capital asset requirements are generally funded through the Credit Facility, receivables securitization, internally generated funds or leasing sources. The business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. However, during the third quarter of 1996, the Company purchased real property to be utilized as a new corporate headquarters and operations campus for approximately $26 million which will be funded on an interim basis through the Credit Facility pending permanent mortgage financing. This new facility, located in Dallas, Texas, consists of two buildings containing approximately 250,000 square feet of office space, situated on 20 acres, and will allow the Company to centralize most of its Dallas area operations while providing expansion capability for future growth. The Company has begun to refurbish and update the new facility and currently anticipates the consolidation of its existing Dallas headquarters and operations from two leased facilities to the new site by the third quarter of 1997. In addition, during the third quarter of 1996, the Company relocated its eastern distribution center to a new leased facility in Paulsboro, New Jersey. This 300,000 square foot facility contains a state-of-the-art 90,000 square foot configuration center that will enable the Company to meet increasing customer demand for advanced system and network configuration technologies. Capital expenditures were $42 million in 1996, of which approximately $26 million was related to the purchase of the new corporate headquarters and operations campus and related capitalized interest costs and $6 million related to the new eastern distribution center. Excluding anticipated spending in 1997 related to the new corporate headquarters and operations campus, the Company expects capital expenditures to return to historical levels which are not significant to the overall financial position of the Company.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

     The consolidated financial statements and schedule filed with this report appear on pages F-2 through F-15, and are listed on page F-1.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     None.

                                    PART III
                                    --------

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

     The executive officers of the Company as of March 14, 1997 are as follows:

            Name               Age                           Position
            ----               ---                           --------
     Edward Anderson (1)        50         President and Chief Executive Officer

     Daniel  F. Brown (2)       51         Executive Vice President, Sales

     M. Lazane Smith (3)        42         Senior Vice President, Finance and Chief Financial Officer

(1) Mr. Anderson has served as President and Chief Executive Officer since January 1994. Mr. Anderson joined the Company in August 1993 as Chief Operating Officer and has been a Director of the Company since 1993. Prior to joining the Company, he held the position of President and Chief Operating Officer of Computerland Corporation from 1989 until 1993.

(2) Mr. Brown has held the position of Executive Vice President, Sales since February 1989, when he was promoted from Vice President, Sales, a position he had held since joining the Company in 1987. Mr. Brown has been a Director of the Company since 1990.

(3) Ms. Smith has held the position of Senior Vice President, Finance and Chief Financial Officer since February 1997. Ms. Smith joined the Company in 1993 as Corporate Controller and was promoted to Vice President Finance and Corporate Controller in 1994. Prior to joining the Company, she held the position of Vice President Finance of Score Group, Inc. from 1992 to 1993 and worked with Coca-Cola Enterprises from 1986 to 1992, serving in her final role there as Regional Vice President Finance and Chief Financial Officer.

     DIRECTORS

     The Company incorporates by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement relative to its May 14, 1997 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

     DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K

     The Company incorporates by reference the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in its definitive Proxy Statement relative to its May 14, 1997 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11  EXECUTIVE COMPENSATION
-------  ----------------------

     The Company incorporates by reference the information contained under the captions "Directors' Compensation" and "Executive Compensation" in its definitive Proxy Statement relative to its May 14, 1997 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

     The Company incorporates by reference the information contained under the caption "Securities Ownership of Certain Beneficial Owners and Management" in its definitive Proxy Statement relative to its May 14, 1997 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

     The Company incorporates by reference the information contained under the caption "Certain Transactions" in its definitive Proxy Statement relative to its May 14, 1997 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV
                                    -------

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------  ---------------------------------------------------------------

(a)  Financial Statements and Schedules.

     The financial statements and financial statement schedule filed with this report are listed on page F-1.

(b)  Reports on Form 8-K.

     None filed during the fourth quarter of 1996.

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

Exhibit
  No.                   Description
-------                 -----------

3(a)     Certificate of Incorporation of CompuCom Systems, Inc. (1) (Exhibit B)

3(b) Certificate of Amendment of the Certificate of Incorporation of CompuCom Systems, Inc. (4) (Exhibit 3(b))

3(c) Certificate of Amendment of the Certificate of Incorporation of CompuCom Systems, Inc., filed November 30, 1992 (6) (Exhibit 4(c))

3(d) Certificate of Amendment of the Certificate of Incorporation of CompuCom Systems, Inc., filed July 1, 1993 (6) (Exhibit 4(d))

3(e)     Bylaws of CompuCom Systems, Inc., revised April 1, 1991 (4) (Exhibit
         3(c))

4(a) Form of Stock Certificate evidencing Common Stock, $.01 par value, of CompuCom Systems, Inc. (2) (Exhibit 4(b))

4(b)** CompuCom Systems, Inc. 1983 Stock Option Plan, as amended (5) (Exhibit 4(k))

4(c)** CompuCom Systems, Inc. 1993 Stock Option Plan, as amended (11) Exhibit 4(c))

4(d)**   CompuCom Systems, Inc. 1984 Non-Qualified Stock Option Plan, as amended
         (3) (Exhibit 4(g))

4(e)**   CompuCom Systems, Inc. Stock Option Plan for Directors (10) (Exhibit
         4(g))

4(f)** Stock Option Agreement dated July 21, 1995 between CompuCom Systems, Inc. and Delbert W. Johnson (10) (Exhibit 4(i))

4(g) Certificate of Designation dated March 31, 1994, establishing Series B Cumulative Convertible Preferred Stock of CompuCom Systems, Inc. (8) (Exhibit 4(i))

4(h) Form of Stock Certificate evidencing Series B Cumulative Convertible Preferred Stock, $.01 par value, of CompuCom Systems, Inc. (9) (Exhibit 4(h))

4(i) $3 Million Subordinated Convertible Note dated October 31, 1995 from CompuCom Systems, Inc. to Network Compatibility Group, Inc. (11) (Exhibit 4(k))


10(a)** CompuCom Systems, Inc. 401(k) Matched Savings Plan, as amended and restated effective January 1, 1989 (7) (Exhibit 10(a))

10(b)** Amendment 1996-1 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective May 1, 1996 (12) (Exhibit 10.9)

10(c) Security Agreement for Wholesale Financing, dated August 2, 1991, between CompuCom Systems, Inc. and IBM Credit Corporation, with Addendum dated as of October 24, 1991 (4) (Exhibit 10(b))

10(d) Amendment to Security Agreement for Wholesale Financing, dated September 20, 1996, between CompuCom Systems, Inc. and IBM Credit Corporation. *

Exhibit
  No.                   Description
-------                 -----------

10(e) Security Agreement for Wholesale Financing, dated December 27, 1993, between CompuCom Systems, Inc. and Compaq Computer Corporation (7) (Exhibit 10(e))

10(f) Intercreditor Agreement, dated December 27, 1993, among NationsBank of Texas, N.A., CompuCom Systems, Inc., and Compaq Computer Corporation
         (7) (Exhibit 10(f))

10(g) Subordination Agreement, dated August 22, 1994, among Hewlett-Packard Company, NationsBank of Texas, N.A., and IBM Credit Corporation, pertaining to certain assets of CompuCom Systems, Inc. (9) (Exhibit 10(h))

10(h) Intercreditor Agreement, dated as of April 1, 1996, among NationsBank of Texas, N.A., CompuCom Systems, Inc. and IBM Credit Corporation (12) (Exhibit 10.4)

10(i) Credit Agreement, dated as of September 26, 1996, between NationsBank of Texas, N.A. and CompuCom Systems, Inc. (exhibits and schedules omitted) (13) (Exhibit 10.1)

10(j) Amended and Restated Master Security Agreement and Administration Agreement, dated as of September 25, 1996, among CompuCom Systems, Inc., NationsBank of Texas, N.A., CSI Funding, Inc. and Enterprise Funding Corporation (exhibits omitted) (13) (Exhibit 10.2)

10(k) Amendment No. 1 to Amended and Restated Master Security Agreement and Administration Agreement, dated as of December 5, 1996, among CompuCom Systems, Inc., NationsBank of Texas, N.A., CSI Funding, Inc. and Enterprise Funding Corporation (exhibits omitted) *

10(l) Receivables Purchase Agreement, dated as of April 1, 1996, between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted) (12) (Exhibit 10.6)

10(m) First Amendment to Receivables Purchase Agreement, dated as of September 25, 1996, between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted) (13) (Exhibit 10.3)

10(n) Transfer and Administration Agreement, dated as of April 1, 1996, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) (12) (Exhibit 10.7)

10(o) First Amendment to Transfer and Administration Agreement, dated as of September 25, 1996, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted)
         (13) (Exhibit 10.4)

10(p) Amendment No. 2 to Transfer and Administration Agreement, dated as of December 5, 1996, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) *

10(q) Business Partner Agreement, dated September 15, 1994, between IBM Corporation and CompuCom Systems, Inc., with Dealer Profile, Remarketer General Terms, and attachments (9) (Exhibit 10(n))

10(r) IBM Corporation Remarketer Announcement, dated March 13, 1996, modifying its Business Partner Agreement with CompuCom Systems, Inc. to automatically extend its term for an additional 12 months upon its expiration *

Exhibit
  No.                   Description
-------                 -----------

10(s) U.S. Reseller Agreement, dated January 23, 1993, between Compaq Computer Corporation and CompuCom Systems, Inc. (7) (Exhibit 10(l))

10(t) U.S. Reseller Agreement, dated March 1, 1996, between Hewlett-Packard Company and CompuCom Systems, Inc. (12) (Exhibit 10.8)

10(u) Administrative Services Agreement, dated January 1, 1988, between CompuCom Systems, Inc. and Safeguard Scientifics, Inc., with Letter Amendment dated as of April 1, 1991 (4) (Exhibit 10(z))

10(v) Lease dated May 16, 1996, between CompuCom Systems, Inc. and The Riggs National Bank of Washington, D.C. for premises at 1225 Forest Parkway, Paulsboro, New Jersey (exhibits omitted) (13) (Exhibit 10.8)

10(w) Ratification Agreement dated January 9, 1992 between CompuCom Systems, Inc. and The Arch Street Group with respect to assignment of Lease dated November 1, 1988 between The Arch Road Group and Photo & Sound Company (attached) for premises at 4686 Frontier, Stockton, California
         (4) (Exhibit 10(dd))

10(x) Deed of Trust, Assignment, Security Agreement and Financing Statement, dated December 29, 1993, from CompuCom Systems, Inc., to Comerica
         Bank - Texas, for 10100 North Central Expressway, Dallas, Texas (7) (Exhibit 10(v))

10(y) $3,900,000 Promissory Note, dated December 29, 1993, to Comerica Bank - Texas, secured by premises at 10100 North Central Expressway, Dallas, Texas (7) (Exhibit 10(w))

10(z) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of September 27, 1996, from CompuCom Systems, Inc. to Nationsbank of Texas, N.A. (exhibits omitted) (13) (Exhibit 10.7)

10(aa) Lease dated December 2, 1994 between CompuCom Systems, Inc. and ZML - Glen Lakes Tower Limited Partnership for premises at 9400 North Central Expressway, Dallas Texas (9) (Exhibit 10(aa))

10(bb) Stock Purchase Agreement between CompuCom Systems, Inc. and Rosetta Stone Corporation, dated January 5, 1994, regarding sale of common stock of PC Parts Express, Inc. (exhibits omitted), with attached $3,500,000 Promissory Note, Pledge and Security Agreement, and PC Parts Express, Inc. Common Stock Purchase Warrant (7) (Exhibit 10(x))

10(cc) Asset Purchase Agreement among Rosetta Stone Corporation, Teknowlogy Corp., and CompuCom Acquisition Corporation, d/b/a/ MicroSolutions, dated January 5, 1994, regarding sale of MicroSolutions' Network Training Group division (exhibits omitted), with attached $1,000,000 Installment Promissory Note, and Pledge and Security Agreement (7) (Exhibit 10(y))

10(dd)** $210,000 Secured Promissory Note dated November 1, 1994 from James W.
         Dixon, to CompuCom Systems, Inc. (9) (Exhibit 10(ff))

10(ee)** Stock Purchase Agreement between CompuCom Systems, Inc. and James W.
         Dixon, dated July 15, 1995, regarding sale of shares of common stock of ClientLink, Inc. to Mr. Dixon, with attached $112,500 Secured Term Note and Pledge Agreement of even date (11) (Exhibit 10(ff))

Exhibit
  No.                   Description
-------                 -----------

10(ff)** $1,181,250 Amended and Restated Secured Term Note, dated February 12,
         1997, from Edward R. Anderson to CompuCom Systems, Inc. *

10(gg)** Pledge Agreement, dated August 31, 1994, between Edward R. Anderson and
         CompuCom Systems, Inc. (9) (Exhibit 10(nn))

11       Computation of Per Share Earnings *

21       List of Subsidiaries *

23       Consent of KPMG Peat Marwick LLP *

27       Financial Data Schedule *

_______________

*        Filed herewith

** These exhibits relate to management contracts or to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate, required to be filed as exhibits to this Form 10-K.

(1) Filed on April 19, 1989 as an exhibit to the 1989 Annual Meeting Proxy Statement and incorporated herein by reference.
(2)  Filed on April 2, 1990 as an exhibit to the Annual Report on Form 10-K
     (No. 0-14371) and incorporated herein by reference.
(3) Filed on March 29, 1991 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
(4) Filed on March 30, 1992 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
(5) Filed on March 31, 1993 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
(6) Filed on March 14, 1994 as an exhibit to the Registration Statement on Form S-8 (No. 33-76382) and incorporated herein by reference.
(7) Filed on March 31, 1994 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
(8) Filed on May 15, 1994 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.
(9) Filed on March 31, 1995 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
(10) Filed on October 10, 1995 as an exhibit to the Registration Statement on Form S-8 (No. 33-63309) and incorporated herein by reference.
(11) Filed on March 29, 1996 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
(12) Filed on May 13, 1996 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.
(13) Filed on November 12, 1996 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.

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

     Financial Statement Schedule


       Schedule II  Valuation and Qualifying Accounts  F-16

                          Independent Auditors' Report
                          ----------------------------


The Stockholders and Board of Directors
CompuCom Systems, Inc.:


     We have audited the accompanying consolidated balance sheets of CompuCom Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompuCom Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                      KPMG PEAT MARWICK LLP




Dallas, Texas
January 29, 1997

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995
               (In thousands, except share and per share amounts)


                         Assets                                              1996        1995
                         ------                                           ---------    ---------

Current assets:
    Cash                                                                  $   4,320    $   4,249
    Receivables, less allowance for doubtful accounts
      of $2,274 in 1996 and $2,234 in 1995                                  377,598      265,071
    Inventories                                                             233,464      196,531
    Other                                                                     3,508        2,151
                                                                          ---------    ---------
        Total current assets                                                618,890      468,002

Property and equipment:
    Land, building and improvements                                          33,067        6,245
    Furniture, fixtures and other equipment                                  31,556       20,564
    Leasehold improvements                                                    6,502        3,091
                                                                          ---------    ---------
                                                                             71,125       29,900
    Less accumulated depreciation and amortization                          (16,817)     (11,647)
                                                                          ---------    ---------
        Net property and equipment                                           54,308       18,253

Cost in excess of fair value of tangible net assets
    purchased, less accumulated amortization                                 16,513       18,146
Other assets                                                                  3,274        4,303
                                                                          ---------    ---------

                                                                          $ 692,985    $ 508,704
                                                                          =========    =========
              Liabilities and Stockholders' Equity
              ------------------------------------
Current liabilities:
    Accounts payable                                                      $ 217,424    $ 189,180
    Accrued liabilities                                                      59,342       53,867
                                                                          ---------    ---------
        Total current liabilities                                           276,766      243,047

Long-term debt                                                              236,450      120,364
Deferred income taxes                                                         5,671        3,952

Convertible subordinated notes                                                3,000        3,000

Stockholders' equity:
    Series B preferred stock, $10 stated value.  Authorized 3,000,000
      shares; issued and outstanding 1,500,000 shares in 1996 and 1995       15,000       15,000
    Common stock, $.01 par value.  Authorized 70,000,000 shares;
      issued and outstanding 44,927,571 shares in 1996
      and 44,100,732 shares in 1995                                             449          441
    Additional paid-in capital                                               60,966       57,788
    Retained earnings from July 1, 1987                                      94,683       65,112
                                                                          ---------    ---------
        Total stockholders' equity                                          171,098      138,341
                                                                          ---------    ---------

                                                                          $ 692,985    $ 508,704
                                                                          =========    =========

See accompanying notes to consolidated financial statements

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994

                    (In thousands, except per share amounts)

                                               1996          1995           1994
                                           -----------    -----------    ----------
Revenue
    Product                                $ 1,816,504    $ 1,334,442    $ 1,197,278
    Service                                    169,600        100,868         55,895
    Other                                        9,087          6,287          2,640
                                           -----------    -----------    -----------
      Total revenue                          1,995,191      1,441,597      1,255,813
                                           -----------    -----------    -----------

Cost of revenue
    Product                                  1,635,653      1,193,513      1,075,624
    Service                                    113,046         70,107         37,590
    Other                                        5,529          3,069            906
                                           -----------    -----------    -----------
      Total cost of revenue                  1,754,228      1,266,689      1,114,120
                                           -----------    -----------    -----------

Gross margin                                   240,963        174,908        141,693

Operating expenses
    Selling and service                        119,981         84,270         72,157
    General and administrative                  55,580         37,722         29,137
    Depreciation and amortization                8,760          6,291          4,621
                                           -----------    -----------    -----------
      Total operating expenses                 184,321        128,283        105,915
                                           -----------    -----------    -----------

Earnings from operations                        56,642         46,625         35,778

Interest expense                               (14,764)       (12,290)       (11,346)
Non-recurring gain on sale of securities         8,738
                                           -----------    -----------    -----------
Earnings before income taxes                    50,616         34,335         24,432

Income taxes                                    20,145         13,665          9,773
                                           -----------    -----------    -----------

Net earnings                               $    30,471    $    20,670    $    14,659
                                           ===========    ===========    ===========

Earnings per common share
      Primary                              $       .63    $       .51    $       .40
      Fully diluted                        $       .61    $       .44    $       .34

Average common shares outstanding
      Primary                                   47,289         38,449         35,714
      Fully diluted                             50,050         49,301         44,123



See accompanying notes to consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1996, 1995 and 1994
                      (In thousands, except share amounts)

                                          Preferred Stock     Common Stock    Additional           Total
                                         -----------------  -----------------  Paid-in  Retained Stockholders'
                                         Shares     Amount     Shares  Amount  Capital  Earnings   Equity
                                         ------     ------     ------  ------  -------  --------   ------
Balances at December 31, 1993                               31,331,245  $313   $23,984   $31,433  $ 55,730

    Issuance of preferred stock        2,000,000   $20,000                                          20,000

    Issuance of common stock                                   335,665     3     1,197               1,200

    Exercise of common stock warrants                        1,426,666    14     2,213               2,227

    Exercise of options                                        601,188     7       770                 777

    Preferred stock dividend                                                                (225)     (225)

    Net earnings                                                                          14,659    14,659
                                       ---------   ----------------------------  ----------------------------

Balances at December 31, 1994          2,000,000    20,000  33,694,764   337    28,164    45,867    94,368

    Conversion of preferred stock       (500,000)   (5,000)    738,552     7     4,993

    Conversion of convertible debt                            8,409,087   84    18,366              18,450

    Exercise of common stock warrants                            53,331    1        79                  80

    Exercise of options                                       1,204,998   12     1,886               1,898

    Pre-restructuring tax benefit                                                4,300               4,300

    Preferred stock dividend                                                              (1,425)   (1,425)

    Net earnings                                                                          20,670    20,670
                                       ----------  --------  ----------  ----   -------  -------- ---------

Balances at December 31, 1995          1,500,000    15,000   44,100,732   441   57,788    65,112   138,341

    Exercise of common stock warrants                           71,666     1       107                 108

    Exercise of options                                        755,173     7     3,071               3,078

    Preferred stock dividend                                                                (900)     (900)

    Net earnings                                                                          30,471    30,471
                                       ----------  --------  ----------  ----   -------  -------- ---------

Balances at December 31, 1996          1,500,000   $15,000   44,927,571  $449  $60,966   $94,683  $171,098
                                       ==========  ========  ==========  ====  =======   =======  ========




See accompanying notes to consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994

                                 (In thousands)

                                                                      1996        1995         1994
                                                                   ---------    ---------    ---------
Cash flows from operating activities:
    Net earnings                                                   $  30,471    $  20,670    $  14,659
    Adjustments to reconcile net earnings to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                  8,760        6,291        4,621
        Deferred income taxes                                          1,719          355        2,525
        Gain on sale of securities                                    (8,738)

        Changes in assets and liabilities:
           Receivables                                              (111,936)     (28,450)     (25,546)
           Inventories                                               (36,933)     (41,290)     (34,207)
           Other current assets                                       (1,357)          20         (145)
           Accounts payable                                           28,244       35,111        4,899
           Accrued liabilities and other                               8,715       13,890        7,127
                                                                   ---------    ---------    ---------
             Net cash provided by (used in) operating activities     (81,055)       6,597      (26,067)
                                                                   ---------    ---------    ---------

Cash flows from investing activities:
    Capital expenditures, net                                        (42,135)      (5,999)      (5,018)
    Business acquisitions, net of cash acquired                       (6,479)      (2,310)      (2,741)
    Proceeds from sale of securities                                  11,368
                                                                   ---------    ---------    ---------
             Net cash (used in) investing activities                 (37,246)      (8,309)      (7,759)
                                                                   ---------    ---------    ---------

Cash flows from financing activities:
    Net bank credit facility and other borrowings                    116,086        1,332       11,332
    Issuance of preferred stock                                                                 20,000
    Issuance of common stock                                           3,186        1,978        2,854
    Preferred stock dividend                                            (900)      (1,425)        (225)
                                                                   ---------    ---------    ---------
             Net cash provided by financing activities               118,372        1,885       33,961
                                                                   ---------    ---------    ---------

Net increase in cash                                                      71          173          135

Cash at beginning of year                                              4,249        4,076        3,941

                                                                   ---------    ---------    ---------
Cash at end of year                                                $   4,320    $   4,249    $   4,076
                                                                   =========    =========    =========


See accompanying notes to consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

          Description of Business
          -----------------------

               CompuCom Systems, Inc. and subsidiaries (the "Company") is a leading provider of distributed desktop computer products and network integration services for large corporate customers. CompuCom's services include LAN/WAN projects, consulting, network management, help desk, field engineering, configuration, product distribution and procurement.

          Principles of Consolidation
          ---------------------------

               The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

          Use of Estimates
          ----------------

               The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

          Inventories
          -----------

               Inventories are stated at the lower of average cost or market. The Company continually assesses the appropriateness of the inventory valuations giving consideration to obsolete, slow-moving and non-salable inventory.

          Property and Equipment
          ----------------------

               Property and equipment are stated at cost less accumulated depreciation and amortization. Provision for depreciation and amortization is based on the estimated useful lives of the assets (building and leasehold improvements, 3 to 20 years; furniture and equipment, 5 years) and is computed primarily on the straight-line method.

          Cost in Excess of Fair Value of Tangible Net Assets Purchased
          -------------------------------------------------------------

               Cost in excess of fair value of tangible net assets purchased represents goodwill and customer lists and is amortized using the straight-line method over a 7 to 10 year period. Accumulated amortization at December 31, 1996 and 1995 was $9,846,000 and $7,686,000, respectively. The Company continually evaluates goodwill for indications of impairment based on projected undiscounted net cash flows from operations of the related business unit (including possible proceeds from the sale of the business).

          Revenue Recognition
          -------------------

               Product revenues are recognized upon shipment, with provisions made for anticipated returns, which historically have been immaterial. Service revenues are recognized when the service is rendered or ratably if performed over a service contract period.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          Vendor Programs
          ---------------

               The Company receives volume incentives and rebates from certain manufacturers related to sales of certain products which are recorded as a reduction of cost of goods sold when earned. The Company also receives manufacturer reimbursements for certain training, promotional and marketing activities that offset the expenses incurred by the Company.

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

          Earnings Per Common Share
          -------------------------

               Primary earnings per common share is based on net earnings after preferred stock dividend requirements, if any, and the weighted-average number of common shares outstanding during each year, including stock options and warrants considered to be dilutive common stock equivalents. Fully diluted earnings per common share assumes full conversion of dilutive convertible securities into common stock at the later of the beginning of the year or date of issuance and includes the add-back of related interest and/or dividends, as required.

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

          Financial Instruments
          ---------------------

               The Company's financial instruments, principally cash, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. As amounts outstanding under the Company's credit agreements bear interest approximating current market rates, their carrying amounts approximate fair value. The fair value of the Company's Convertible Subordinated Notes approximates cost based upon quoted market prices.

          Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          --------------------------------------------------------------------
          of
          --

               The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          Stock-Based Compensation
          -------------------------

                    In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which gives companies the option to adopt the fair-value method for expense recognition of employee stock options or to continue to account for stock options and stock-based awards using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and to make pro forma disclosures of net earnings and net earnings per share as if the fair-value method had been applied. The Company has elected to continue to apply APB 25 for stock options and stock-based awards and has disclosed pro forma net earnings and net earnings per share as if the fair-value method had been applied.

          Reclassifications
          -----------------

               Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.

(2)  Inventories
     -----------

          Inventory is comprised of product inventory and spare parts. At December 31, 1996 and 1995, total inventory was $233.5 million and $196.5 million, respectively, net of inventory reserves of $8.9 million and $9.5 million for the same periods. Gross product inventory was $227.6 million and $186.2 million at December 31, 1996 and 1995, respectively, and gross spare parts inventory as of the same date was $14.8 million and $19.8 million.

(3)  Long-Term Debt
     --------------

          The Company has financing arrangements which total $325 million, consisting of a $200 million working capital facility, $25 million real estate loan and a $100 million receivable securitization. During 1996, the Company replaced the August 1993 Financing and Security Agreement with a new Credit Agreement ("Credit Facility"), increasing the amount of the Company's credit facility to $225 million from $175 million, extending the maturity date, and making substantially all of the facility LIBOR-based. The $225 million Credit Facility is comprised of two elements: a $200 million working capital facility which matures in September 1999, and a $25 million facility used solely to purchase real property to be utilized as the Company's corporate headquarters and operations campus, which is payable in equal installments of $12.5 million in September 1998 and 1999. Pricing on the $200 million component is LIBOR plus 1% while pricing on the $25 million component is LIBOR plus 1.25%. The interest rate on the $200 million working capital facility at December 31, 1996 was 6.6%. All pricing on the Credit Facility is subject to adjustment based on certain performance criteria. Total borrowings are based on certain limits, as defined, and secured by substantially all the assets of the Company. The Credit Facility subjects the Company to certain restrictions and covenants related to, among others, tangible net worth, debt to tangible net worth and net earnings, and limits the amount available for capital expenditures and dividends.

          In 1996, the Company entered into a receivable securitization agreement, whereby a portion of trade receivables are pledged to a third party as collateral, for up to $100 million, which matures in September 1999, subject to certain conditions. The interest rate applicable to the receivable securitization is based upon the bank's commercial paper rate (which at December 31, 1996 was 5.42%) plus 55 basis points.

          The Company's highest level of borrowing was $271 million and $156 million in 1996 and 1995, respectively. Of the $325 million of availability, $234 million was outstanding at December 31, 1996.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          A $3.9 million mortgage term loan on the Company's existing corporate headquarters building in Dallas, Texas is payable in monthly installments of $32,500 plus interest at 8.1%. At December 31, 1996, the balance outstanding on the mortgage loan was $2.7 million.

          The Company paid interest of $15.3 million, $12.1 million and $10.9 million, and the weighted-average interest rate on the Credit Facility and receivables securitization was approximately 6.7%, 7.9% and 7.3%, in 1996, 1995 and 1994, respectively.

(4)  Convertible Subordinated Notes
     -------------------------------

          In 1995, the Company called for the redemption of $18.5 million of 9% Convertible Subordinated Notes which were converted into 8.4 million shares of common stock.

          In conjunction with an acquisition in 1995, the Company issued $3 million of 5% Convertible Subordinated Notes which are due in 1998 and convertible at any time into approximately 387,600 shares of the Company's common stock at $7.74 per share.

(5)  Income Taxes
     ------------

     The provision for income taxes is comprised of the following (in thousands):

                                    1996           1995          1994
                               -----------     ----------      ---------
Current:
     Federal                   $    16,826     $   11,991      $   6,437
     State                           1,600          1,319            655
Deferred                             1,719            355          2,681
                               -----------     ----------      ---------

                               $    20,145     $   13,665       $  9,773
                               ===========     ==========       ========



     Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% in 1996, 1995 and 1994 to earnings before income taxes as a result of the following (in percentages):

                                            1996             1995            1994
                                         -----------      -----------     -----------
Computed "expected" tax expense                35.0%            35.0%           35.0%
State taxes, net of U.S. Federal
         income tax benefit                     2.1%             2.5%            1.7%
Other, net                                      2.7%             2.3%            3.3%
                                         -----------      -----------     -----------

                                               39.8%            39.8%           40.0%
                                         ===========      ===========     ===========






                                              (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below (in thousands).

                                                               1996     1995
                                                              ------   ------
Deferred tax assets:
    Inventories, principally due to reserves and additional
      costs inventoried for tax purposes                      $  713   $  609
    Accounts receivable, principally due to allowance for
      doubtful accounts                                          796      782
    Other                                                      2,069    1,712
                                                              ------   ------
      Deferred tax assets                                      3,578    3,103
                                                              ------   ------

Deferred tax liabilities:
    Accelerated depreciation                                   3,104    1,549
    Other                                                      6,145    5,506
                                                              ------   ------
      Deferred tax liabilities                                 9,249    7,055
                                                              ======   ======
           Net deferred tax liability                         $5,671   $3,952
                                                              ======   ======

          There were $19.4 million, $9.7 million and $9.9 million of income taxes paid in 1996, 1995 and 1994, respectively, net of refunds.

(6)  Preferred Stock
     ---------------

          The Company has authorized three million shares of Series B Cumulative Convertible Preferred Stock ("Series B Shares"), stated value $10. In 1994, Safeguard Scientifics, Inc., ("Safeguard") purchased from the Company $20 million (2,000,000 shares) of its Series B Shares. The Series B Shares are convertible into shares of Common Stock based on a conversion price of $6.77 per share subject to anti-dilutive adjustments. The Series B Shares are entitled to a 6% per annum cumulative dividend payable out of legally available funds. The Series B Shares are entitled to one vote for each share of Common Stock into which such Series B Shares may be converted, except that in the election of directors (as long as Safeguard owns at least 40% of the Company's then outstanding voting securities, excluding the Series B Shares), the Series B Shares will be entitled to five votes for each share of Common Stock into which the Series B Shares may be converted. Safeguard has up to a 60% voting interest as a result of its ownership of the Series B Shares. On December 29, 1995, Safeguard converted 500,000 of its Series B Shares into 738,552 shares of the Company's Common Stock.

(7)  Stock-Based Compensation
     ------------------------

          The Company maintains four stock option plans covering certain key employees and outside directors. The 1983 Stock Option Plan and the 1984 Non-Qualified Stock Option Plan expired by their terms in May 1993 and January 1994, respectively, and therefore no new grants can be awarded out of those plans. The Company adopted a 1993 Stock Option Plan under which the Company may grant qualified or non-qualified stock options. This plan was amended in 1995 to increase the number of shares available. To the extent allowable, all grants are incentive stock options. All options granted under the plans to date have an exercise price equal to the market price of the Company's stock on the date of grant. Generally, options vest 20% each year and expire after 10 years.


                                              (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          Under the Stock Option Plan for Directors, options to non-employee directors are granted with an exercise price equal to the market price of the Company's stock on the date of grant. Non-employee directors are initially granted 10,000 shares upon election to the Board, with subsequent service grants awarded in accordance with formulas based upon years of service. Options under this plan vest 25% each year and expire after 10 years. At December 31, 1996, the Company has reserved approximately 5.5 million shares of its common stock for issuance under its stock option plans.

          The Company applies APB 25 and related interpretations in accounting for its various stock option plans. Had compensation cost been recognized consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


        (In thousands, except per share amounts)                     1996         1995
        Net earnings                              As reported      $ 30,471     $ 20,670

                                                  Pro forma        $ 29,409     $ 20,228

        Primary earnings per share                As reported      $    .63     $    .51

                                                  Pro forma        $    .60     $    .49

        Fully diluted earnings per share          As reported      $    .61     $    .44

                                                  Pro forma        $    .59     $    .43




          The per share weighted-average value of stock options issued by the Company during 1996 and 1995 was $4.91 and $2.43, respectively, on the date of grant using the Black Scholes option-pricing model. The Company used the following weighted-average assumptions to determine the fair value of stock options granted:

                                                  1996                1995
                                            -----------------   -----------------
        Dividend yield                             0%                  0%
        Expected volatility                       64%                 62%
        Average expected option life            5 years             5 years
        Risk-free interest rate               5.8% to 6.5%        5.4% to 7.1%


          Pro forma net earnings reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.



                                              (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


          Option activity under the Company's plans is summarized below:

                                                  1996                    1995                   1994
                                       ----------------------- ------------------------- ----------------------
                                                     Weighted-                Weighted-               Weighted-
                                                     Average                  Average                 Average
                                                     Exercise                 Exercise                Exercise
                                          Shares       Price      Shares       Price       Shares      Price
                                       ------------- -------- -------------   --------- ------------- ---------
                                       (In thousands)         (In thousands)            (In thousands)
Outstanding at beginning of year           4,278       $2.81        4,417       $2.07       4,914       $1.90
      Granted                                845        8.28        1,407        4.10         612        3.68
      Exercised                             (761)       1.90       (1,246)       1.64        (981)       2.18
      Canceled                              (341)       5.82         (300)       2.81        (128)       2.43
                                           -----                   ------                   -----

Outstanding at end of year                 4,021       $3.96        4,278       $2.81       4,417       $2.07
                                           =====                    =====                   =====

Options exercisable at year-end            1,970       $2.40        2,048       $1.80       2,874       $1.60

Shares available for future grant          1,483                    2,014                     244


               The following summarizes information about the Company's stock options outstanding at December 31, 1996 :

                                          Weighted-        Weighted-                        Weighted-
    Range of                               Average          Average                          Average
    Exercise            Number            Remaining         Exercise         Number          Exercise
     Prices          Outstanding      Contractual Life       Price        Exercisable         Price
-----------------   ---------------   ------------------  -------------  ---------------   -------------
                    (In thousands)         (years)                       (In thousands)
$1.00 - $ 2.00          1,018               1.8              $1.42            1,013           $1.42
 2.25 -   3.13          1,008               6.5               3.00              608            2.99
 3.50 -   4.63          1,037               8.0               3.79              301            3.72
 4.75 -  12.50            958               9.0               7.86               48            7.31
                        -----                                -----            -----

$1.00 - $ 12.50         4,021               6.3              $3.96            1,970           $2.40
                        =====                                                 =====

               In conjunction with certain subordinated debentures issued in 1991, and repaid in 1992, warrants were issued to acquire approximately 1.4 million shares of common stock at a purchase price of $1.50 per share, exercisable through April 1996. During 1996, 1995 and 1994, approximately 72,000, 53,000 and 1,177,000 of these warrants were exercised, respectively. There are no warrants outstanding at December 31, 1996.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                  Notes to Consolidated Financial Statements

(8)  Related Party Transactions
     --------------------------

          During the second quarter of 1996, the Company participated in the secondary stock offering of PC Service Source, Inc. ("PCSS") resulting in an after tax, non-recurring gain on the sale of securities of $5.2 million. Concurrently, the Company exercised warrants for 250,000 shares of PCSS common stock at an exercise price of $2.25, selling those shares in conjunction with the secondary offering. The Company founded PCSS in 1990, then known as PC Parts Express, Inc., and in January 1994, sold the majority of its interest in PCSS to a venture capital company primarily owned by a former officer and director of the Company in exchange for cash, a secured note receivable, and warrants to purchase additional PCSS common stock. In April 1994, the Company participated in an initial public offering of PCSS common stock. At December 31, 1995, the Company owned approximately 21% of the outstanding common shares of PCSS and accounted for this investment using the equity method until the completion of the secondary stock offering, after which the Company owned less than 5% of the outstanding common shares of PCSS.

          In 1994, the Company sold substantially all of the assets of its network training business to the aforementioned venture capital company in exchange for a secured note receivable and royalty agreement.

          In 1994, the Company loaned an officer and director of the Company $1,181,250 secured by a term note receivable, which was included in receivables at December 31, 1996. Interest on the note accrues at the rate of 6% per annum and is payable annually on January 1 of each year. Terms of the note were amended in February 1997 such that principal on the note is due on February 15, 1999.

          Safeguard owns approximately 50% of the Company's common stock as of December 31, 1996. The Company pays Safeguard a fee for providing certain administrative, legal and financial services to the Company. General and administrative expenses include fees paid to Safeguard of $600,000 in 1996, 1995 and 1994.

(9)  Leases
     ------

          The Company has noncancelable operating leases for facilities and equipment which expire at various dates from 1997 to 2004. Total rental expense for operating leases was $10.4 million, $6.2 million and $4.8 million in 1996, 1995 and 1994, respectively. Future minimum lease payments under noncancelable operating leases as of December 31, 1996 are:
     $7.4 million - 1997; $6.6 million - 1998; $5.7 million - 1999; $4.0 million
     - 2000; $2.2 million - 2001; and $1.9 million - thereafter.

(10) Savings Plan
     ------------

          The Company has a defined contribution plan (401(k) Matched Savings
     Plan) covering substantially all employees who have completed at least six months of qualifying service. Participants may contribute to the Plan an amount between 1% and 10% of their total annual compensation. The Company matches 50% of each participant's qualifying contribution up to 4%, and an additional 25% of the next 2% of the participants qualifying contributions. Amounts expensed relating to the Plan were $1.5 million, $1.0 million and $0.6 million in 1996, 1995 and 1994, respectively.

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

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(12) Quarterly Financial Data (Unaudited)
     ------------------------------------

                                           1st              2nd               3rd              4th
                                         Quarter          Quarter           Quarter          Quarter
                                        ----------       ---------         ---------        ---------
                                                 (in thousands, except per share amounts)
1996
----
    Revenue
      Product                           $ 377,983        $ 467,817         $ 449,950        $ 520,754
      Service                              32,937           38,760            46,570           51,333
      Other                                 2,414            2,178             1,961            2,534
                                        ---------        ---------         ---------        ---------
      Net revenue                         413,334          508,755           498,481          574,621

    Gross margin
      Product                            $ 38,169         $ 47,073          $ 46,088         $ 49,521
      Service                              12,237           11,630            14,470           18,217
      Other                                   845              588               748            1,377
                                        ---------        ---------         ---------        ---------
      Total gross margin                   51,251           59,291            61,306           69,115

    Net earnings                        $   5,762       $   12,334 *       $   4,945        $   7,430
    Earnings per common share
      Primary                                 .12              .25 *             .10              .15
      Fully diluted                           .12              .25 *             .10              .15

1995
----
    Revenue
      Product                           $ 302,401        $ 324,427         $ 319,562        $ 388,052
      Service                              19,668           25,204            26,988           29,008
      Other                                 1,418            1,079             1,349            2,441
                                        ---------        ---------         ---------        ---------
      Net revenue                         323,487          350,710           347,899          419,501

    Gross margin
      Product                            $ 31,751         $ 33,789          $ 33,134         $ 42,255
      Service                               5,571            8,240             8,261            8,689
      Other                                   856              524               747            1,091
                                        ---------        ---------         ---------        ---------
      Total gross margin                   38,178           42,553            42,142           52,035

    Net earnings                        $   3,835        $   4,814         $   4,827        $   7,194
    Earnings per common share
      Primary                                 .10              .12               .12              .16
      Fully diluted                           .09              .11               .10              .15


          Earnings per common share calculations are based on the weighted-average number of shares outstanding in each period. Therefore, the sum of the quarters may not necessarily equal the year-to-date earnings per common share.

          * Includes non-recurring gain on sale of securities of $5.2 million or $.10 per share.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                  Schedule II

                       Valuation and Qualifying Accounts

                  Years ended December 31, 1996, 1995 and 1994

                                 (In thousands)


                                              Balance at         Charged to                            Balance at
                                             Beginning of        Costs and                               End of
              Description                       Period            Expenses          Deductions           Period
----------------------------------------    ---------------    ---------------    ---------------    ---------------
Trade receivables-
     Allowance for doubtful accounts

                  1994                         $ 1,872              963                893              $ 1,942

                  1995                         $ 1,942              900                608              $ 2,234

                  1996                         $ 2,234              900                860              $ 2,274


Inventory reserves

                  1994                        $ 13,783           14,597             18,608              $ 9,772

                  1995                        $  9,772           13,333             13,581              $ 9,524

                  1996                        $  9,524           15,529             16,119              $ 8,934


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March  28   , 1997   COMPUCOM SYSTEMS, INC.
              ------


                             By: /s/ Edward R. Anderson
                                ------------------------------------------------
                                 Edward R. Anderson, President
                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March  28   , 1997   /s/ Charles A. Root
              -----          ---------------------------------------------------
                             Charles A. Root, Chairman of the Board


Dated:  March  28   , 1997   /s/ Edward R. Anderson
              -----          ---------------------------------------------------
                             Edward R. Anderson, President, Chief  Executive
                             Officer and Director (Principal Executive Officer)


Dated:  March  28   , 1997   /s/ M. Lazane Smith
              -----          ---------------------------------------------------
                             M. Lazane Smith, Senior Vice President-Finance
                             (Principal Financial and Accounting Officer)


Dated:  March  28   , 1997   /s/ Daniel F. Brown
              -----          ---------------------------------------------------
                             Daniel F. Brown, Director


Dated:  March  28   , 1997   /s/ James W. Dixon
              -----          ---------------------------------------------------
                             James W. Dixon, Director


Dated:  March  28   , 1997   /s/ Michael J. Emmi
              -----          ---------------------------------------------------
                             Michael J. Emmi, Director


Dated:  March  28   , 1997   /s/ Richard F. Ford
              -----          ---------------------------------------------------
                             Richard F. Ford, Director


Dated:  March  28   , 1997   /s/ Delbert W. Johnson
              -----          ---------------------------------------------------
                             Delbert W. Johnson, Director

Dated:  March  28   , 1997   /s/ John. D. Loewenberg
              -----          ---------------------------------------------------
                             John D. Loewenberg, Director

Dated:  March  28   , 1997   /s/ Ira M. Lubert
              -----          ---------------------------------------------------
                             Ira M. Lubert, Director

Dated:  March  28   , 1997   /s/ Warren V. Musser
              -----          ---------------------------------------------------
                             Warren V. Musser, Director

Dated:  March  28   , 1997   /s/ Edward N. Patrone
              -----          ---------------------------------------------------
                             Edward N. Patrone, Director