Form 10-Q
period 1997-03-31
COMPUCOM SYSTEMS INC
filed 1997-05-15
CIK 736291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the three months ended MARCH 31, 1997      COMMISSION FILE NUMBER 0-14371
-----------------------------------------      ------------------------------


                            COMPUCOM SYSTEMS, INC.
-----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                  DELAWARE                                  38-2363156
    ------------------------------------------            --------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification Number)

     10100 N. CENTRAL EXPRESSWAY, DALLAS, TX                  75231
    ------------------------------------------            --------------
    (Address of principal executive offices)              (Zip Code)

    Registrant's telephone number, including area code:   (214) 265-3600
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



The number of shares of the Registrant's common stock outstanding as of May 8, 1997 was 45,513,013 shares.

------------------------------------------------------------------------------

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                     Index

PART I.         FINANCIAL INFORMATION                                      PAGE
-------         ---------------------                                      ----

Item 1.         Condensed Consolidated Balance Sheets
                   March 31, 1997 (unaudited) and December 31, 1996          3

                Condensed Consolidated Statements of Operations
                   Three months ended March 31, 1997 and 1996 (unaudited)    4

                Condensed Consolidated Statements of Cash Flows
                   Three months ended March 31, 1997 and 1996 (unaudited)    5

                Notes to Condensed Consolidated Financial Statements         6

Item 2.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  7


PART II.        OTHER INFORMATION
--------        -----------------

Item 6.         Exhibits and Reports on Form 8-K                            11

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                               March 31,        December 31,
                                                 1997               1996
                                              ------------      ------------
                                              (unaudited)
             Assets
             ------
Current assets:
 Cash                                         $     4,251        $     4,320
 Receivables                                      310,176            377,598
 Inventories                                      192,298            233,464
 Other                                              3,517              3,508
                                              -----------        -----------
   Total current assets                           510,242            618,890

Property and equipment, net                        56,515             54,308

Cost in excess of fair value of
 tangible net assets purchased,
 less accumulated amortization                     15,783             16,513
Other assets                                        4,536              3,274
                                              -----------        -----------
                                              $   587,076        $   692,985
                                              ===========        ===========

    Liabilities and Shareholders' Equity
    ------------------------------------
Current liabilities:
 Accounts payable                             $   141,445        $   217,424
 Accrued liabilities                               55,108             59,342
                                              -----------        -----------
   Total current liabilities                      196,553            276,766


Long-term debt                                    204,615            236,450
Deferred income taxes                               5,492              5,671

Convertible subordinated notes                      3,000              3,000

Shareholders' equity:
 Preferred stock                                   15,000             15,000
 Common stock                                         455                449
 Additional paid-in capital                        62,631             60,966
 Retained earnings from July 1, 1987               99,330             94,683
                                              -----------        -----------
   Total shareholders' equity                     177,416            171,098
                                              -----------        -----------
                                              $   587,076        $   692,985
                                              ===========        ===========



See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                   Three months ended March 31, 1997 and 1996
                   (In thousands, except per share amounts)






                                                    March 31,
                                             1997             1996
                                         ------------      -----------
                                                  (unaudited)
Revenue
 Product                                 $   375,605       $   377,983
 Service                                      53,728            32,937
 Other                                         2,556             2,414
                                         -----------       -----------
  Total revenue                              431,889           413,334
                                         -----------       -----------

Cost of revenue
 Product                                     336,673           339,814
 Service                                      34,366            20,700
 Other                                         1,372             1,569
                                         -----------       -----------
  Total cost of revenue                      372,411           362,083
                                         -----------       -----------
   Gross margin                               59,478            51,251

Operating expenses
 Selling and service                          31,230            25,905
 General and administrative                   14,292            10,954
 Depreciation and amortization                 2,591             1,854
                                         -----------       -----------
  Total operating expenses                    48,113            38,713
                                         -----------       -----------

Earnings before interest and
  income taxes                                11,365            12,538

Interest                                       3,245             2,935
                                         -----------       -----------
Earnings before income taxes                   8,120             9,603

Income taxes                                   3,248             3,841
                                         -----------       -----------
Net earnings                             $     4,872      $      5,762
                                         ===========      ============
Earnings per common share
  Primary                                      $ .10             $ .12
  Fully diluted                                $ .10             $ .12

Average common shares outstanding
  Primary                                     47,145            46,921
  Fully diluted                               49,748            49,692



See accompanying notes to condensed financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                  Three months ended March 31, 1997 and 1996
                                (In thousands)




                                                            1997               1996
                                                         ----------         ----------
                                                                  (unaudited)
Cash flows from operating activities:
 Net earnings                                            $    4,872         $    5,762
 Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                              2,591              1,854
   Deferred income taxes                                       (179)                (5)

   Changes in assets and liabilities:
    Receivables                                              67,422             (1,909)
    Inventories                                              41,166            (34,647)
    Other current assets                                         (9)               140
    Accounts payable                                        (75,979)            21,920
    Accrued liabilities and other                            (5,480)            (5,314)
                                                         ----------         ----------
     Net cash provided by (used in) operating activities     34,404            (12,199)
                                                         ----------         ----------

Cash flows from investing activities:
 Capital expenditures, net                                   (4,084)            (1,418)
 Business acquisitions, net of cash acquired                                    (5,159)
                                                         ----------         ----------
     Net cash (used in) investing activities                 (4,084)            (6,577)
                                                         ----------         ----------
Cash flows from financing activities:
 Net bank credit facility and other borrowings              (31,835)            18,582
 Issuance of common stock                                     1,671                408
 Preferred stock dividend                                      (225)              (225)
                                                         ----------         ----------
     Net cash provided by (used in) financing activities    (30,389)            18,765
                                                         ----------         ----------

Net decrease in cash                                            (69)               (11)
Cash at beginning of period                                   4,320              4,249
                                                         ----------         ----------
Cash at end of period                                    $    4,251         $    4,238
                                                         ==========         ==========

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                March 31, 1997

(1)  General
     -------

        These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the 1996 Annual Report on Form 10-K for CompuCom Systems, Inc. and subsidiaries (the Company). The information furnished is unaudited but reflects all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of the results for these interim periods. Interim results are not necessarily indicative of results expected for the full year.


(2)  Contingencies
     -------------

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations, taken as a whole.


(3)  New Accounting Pronouncement
     ----------------------------

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Adoption of Statement 128 during the first quarter of 1997 would have resulted in basic EPS of $.10 per share compared to $.13 per share for the same period in 1996, and diluted EPS of $.10 per share during the first quarter of 1997 compared to $.12 per share for the same period in 1996.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                March 31, 1997

Results of Operations
---------------------

   The following table shows the Company's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, interest, income taxes and net earnings are shown as a percentage of total net revenue, for the three months ended March 31, 1997 and 1996.

                                                                        March 31,
                                                               1997                  1996
                                                           ----------------------------------
                                                                   ($ in thousands)
Revenue:
 Product                                                   $   375,605            $   377,983
 Service                                                        53,728                 32,937
 Other                                                           2,556                  2,414
                                                           ----------------------------------
  Total revenue                                            $   431,889            $   413,334
                                                           ==================================

Gross margin:
 Product                                                   $    38,932            $    38,169
 Service                                                        19,362                 12,237
 Other                                                           1,184                    845
                                                           ----------------------------------
  Total gross margin                                       $    59,478            $    51,251
                                                           ==================================

Gross margin percentage:
 Product                                                          10.4%                  10.1%
 Service                                                          36.0%                  37.2%
 Other                                                            46.3%                  35.0%
                                                           ----------------------------------
  Total gross margin percentage                                   13.8%                  12.4%
                                                           ----------------------------------

Operating expenses:
 Selling                                                           4.7%                   4.3%
 Service                                                           2.5%                   2.0%
 General and administrative                                        3.3%                   2.7%
 Depreciation and amortization                                     0.6%                   0.4%
                                                           ----------------------------------
  Total operating expenses                                        11.1%                   9.4%
                                                           ----------------------------------

Operating earnings                                                 2.7%                   3.0%

Interest                                                           0.8%                   0.7%
                                                           ----------------------------------

Earnings before income taxes                                       1.9%                   2.3%

Income taxes                                                       0.8%                   0.9%
                                                           ----------------------------------

Net earnings                                                       1.1%                   1.4%
                                                           ==================================


                                                                    (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     Product revenue, which is primarily derived from the sale of distributed desktop computer products to corporate customers, declined slightly to $375.6 million for the first quarter of 1997, compared to $378.0 million for the same period in 1996. The Company believes the slight decline in product revenue is due to an overall industry-wide demand softness caused by smaller than anticipated manufacturers' price reductions, the delay in corporate customers upgrading to Pentium Pro technology, and increased market share gain by direct marketers. The Company anticipates demand softness to continue into the second quarter of 1997.

     Product gross margin as a percentage of product net revenues for the first quarter of 1997 was 10.4%, up from 10.1% compared to the same period in 1996. This increase is primarily due to the slowdown in product sales to some of the Company's larger customers, which typically have lower product margins. Future product margins will be influenced by manufacturers' pricing strategies together with competitive pressures from other resellers in the industry and the level of sales to some of the Company's larger customers. The Company participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume incentive programs and specific product rebates offered by certain manufacturers, are not material when compared to the Company's overall financial results. Due to the short order fulfillment cycle, the Company's backlog is not considered to be a meaningful indicator of future business prospects.

     Service revenue for the first quarter of 1997 increased 63% to $53.7 million compared to $32.9 million for the same period in 1996. Service revenue is primarily derived from systems integration services, including field engineering, product configuration, and LAN/WAN projects. LAN/WAN projects include consulting, network management, and help desk services. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. Historically, increases in service revenue have been significantly impacted by similar increases in product sales. However, the Company's continued focus on growing service revenues has enabled significant increases to continue despite the slight decline in product sales. Service gross margin as a percentage of service net revenue was 36.0% for the first quarter of 1997 as compared to 37.2% for the same period in 1996. The slight decrease was primarily caused by a change in the mix of services provided during the periods.

     Operating expenses increased $9.4 million for the first quarter of 1997 as compared to the same period in 1996. As a percentage of net revenue, operating expenses for the first quarter of 1997 increased to 11.1% compared to 9.4% for the same period in 1996. This increase was principally the result of the Company's continued investment in its service business and information system enhancements. However, the Company's focus on controlling expenses resulted in a $4.4 million reduction in operating expenses in the first quarter of 1997 as compared to the fourth quarter of 1996.

     Selling expense, as a percentage of net revenues, increased for the first quarter of 1997 when compared to the same period in 1996, primarily as a result of the growth in service revenue, as services typically carry a higher commission rate than product sales. Service expense, which increased both as a percentage of net revenues and in absolute dollars, primarily reflects costs related to the enhanced infrastructure the Company began developing in 1996 and the continued investment in the development of certain aspects of the service business which has enabled the Company to increase its service offerings.


                                                    (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     General and administrative expense, as a percentage of net revenue, increased to 3.3% during the first quarter of 1997 as compared to 2.7% for the same period in 1996. This increase was primarily due to the continued investment in information system resources required to broaden the Company's electronic commerce capabilities. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

     Depreciation and amortization expense increased in absolute dollars and as a percentage of net revenue for the first quarter of 1997 as compared to the same period in 1996. The dollar increase reflects amortization expense associated with facility improvements and warehouse equipment for the Company's new eastern distribution facility, enhancements to the Company's information systems, and furniture and fixtures required to support business activity. The Company expects to substantially complete the refurbishment of its new corporate headquarters and operations campus during the second half of 1997 and will commence depreciation of the facility at that time.

     Interest expense increased in both absolute dollars and as a percentage of net revenue for the first quarter of 1997 as compared to the same period in 1996, primarily due to increased borrowings, which was partially offset by a lower effective interest rate. The Company's effective interest rate during the first quarter of 1997 was 6.5%, as compared to 7.5% in the first quarter of 1996.

     As a result of the factors discussed above, net earnings for the first quarter of 1997 decreased 15% to $4.9 million as compared to the same period in 1996. Future improved profitability will depend on the Company's ability to retain and hire quality service personnel while effectively managing the utilization of such personnel. It will also depend on increased focus on providing technical service and support to customers, product demand, competition, manufacturer product availability and pricing changes, effective utilization of vendor programs as well as the Company's control of operating expenses.

Liquidity and Capital Resources
-------------------------------

     The Company has financing arrangements which total $325 million. These consist of a $200 million working capital facility and a $25 million real estate loan (collectively, the "Credit Facility"), as well as a $100 million receivable securitization. The $200 million working capital facility is priced at LIBOR plus 1% and matures in September 1999. The $25 million real estate loan was used in 1996 to finance the purchase of real property that will be utilized as the Company's corporate headquarters and operations campus. This facility is priced at LIBOR plus 1.25% and is payable in equal installments of $12.5 million in September of 1998 and 1999. The Company is currently evaluating other permanent financing options for the $25 million real estate loan. All pricing on the Credit Facility is subject to adjustment based on certain performance criteria. Total borrowings are based on certain limits, as defined, and secured by substantially all the assets of the Company. The Credit Facility subjects the Company to certain restrictions and covenants related to, among others, tangible net worth, debt to tangible net worth and net earnings, and limits the amount available for capital expenditures and dividends.



                                                    (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     The $100 million receivable securitization is an agreement whereby a portion of trade receivables are pledged to a third party as collateral for up to $100 million, and matures in September 1999, subject to certain conditions. The interest rate applicable to the receivable securitization is based upon the bank's commercial paper rate plus 55 basis points.

     Working capital at March 31, 1997 was $314 million compared to $342 million at December 31, 1996. The decrease was due to a $41 million reduction in inventory and a reduction in accounts receivable from December 31, 1996 offset by a smaller reduction in accounts payable. These changes resulted in an increase in the working capital ratio from 2.2 to 2.6.

     The Company's capital asset requirements are generally funded through the Credit Facility, receivables securitization, internally generated funds or leasing sources. The business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. The Company has begun to refurbish and update its new headquarters and operations campus and currently anticipates the consolidation of its existing Dallas headquarters and operations from two leased facilities to the new site by the third quarter of 1997. After that consolidation is complete, the Company expects to sell the headquarters facility it currently owns and occupies. Capital expenditures were approximately $4.0 million during the first quarter of 1997. These expenditures were primarily related to getting the Company's new headquarters and operations campus ready for full occupancy. The Company expects capital expenditures to return to more normal levels after the ongoing construction on its new headquarters and operations campus has been significantly completed.

     This document contains "forward-looking statements" regarding revenues, margins, earnings, growth rates and certain business trends that are subject to risks and uncertainties that could cause actual results to differ materially from the results described herein. Recipients of this document are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits
     --------

       Exhibit
          No.    Description
       -------   -----------


         10.1 Amendment No. 3 to Transfer and Administration Agreement, dated as of February 1, 1997, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted)

         11      Computation of Per Share Earnings

         27      Financial Data Schedule


(b)  Reports on Form 8-K
     -------------------

         No reports on Form 8-K have been filed by the Registrant during the three months ended March 31, 1997.

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



                                           COMPUCOM SYSTEMS, INC.
                                           -------------------------------------
                                           (Registrant)




DATE:  May 14, 1997                        /s/ Edward Anderson
                                           -------------------------------------
                                           Edward Anderson,
                                           President and Chief Executive Officer



DATE:  May 14, 1997                        /s/ M. Lazane Smith
                                           -------------------------------------
                                           M. Lazane Smith,
                                           Senior Vice President, Finance and
                                           Chief Financial Officer