Form 10-Q
period 1997-06-30
COMPUCOM SYSTEMS INC
filed 1997-08-14
CIK 736291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the three months ended JUNE 30, 1997         COMMISSION FILE NUMBER 0-14371
----------------------------------------        -------------------------------


                            COMPUCOM SYSTEMS, INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


           DELAWARE                                             38-2363156
-------------------------------                           ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

     7171 FOREST LANE, DALLAS, TX                                  75230
----------------------------------------                  ----------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:           (972) 856-3600
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


The number of shares of the Registrant's common stock outstanding as of August 12, 1997 was 45,845,322 shares.

-------------------------------------------------------------------------------

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                     Index


PART I.   FINANCIAL INFORMATION                                             PAGE
-------   ---------------------                                             ----

Item 1.   Condensed Consolidated Balance Sheets
            June 30, 1997 (unaudited) and December 31, 1996                   3

          Condensed Consolidated Statements of Operations
            Three and six months ended June 30, 1997 and 1996 (unaudited)     4

          Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 1997 and 1996 (unaudited)               5

          Notes to Condensed Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8

PART II.  OTHER INFORMATION
--------  -----------------

Item 4.   Submission of Matters to a Vote of Security Holders                12

Item 6.   Exhibits and Reports on Form 8-K                                   13

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                (In thousands)


                                                June 30,        December 31,
                                                 1997              1996
                                             ------------      -------------
                                             (unaudited)

        Assets
        ------
Current assets:
  Cash                                        $   4,250          $   4,320
  Receivables, less allowance for doubtful
   accounts of $2,479 and $2,274 respectively   204,918            377,598
  Inventories                                   226,095            233,464
  Other                                           3,649              3,508
                                              ---------          ---------
    Total current assets                        438,912            618,890


Property and equipment, net                      62,600             54,308

Cost in excess of fair value of tangible
 net assets purchased, less accumulated
 amortization                                    15,053             16,513
Other assets                                      4,262              3,274
                                              ---------          ---------
                                              $ 520,827          $ 692,985
                                              =========          =========

        Liabilities and Shareholders' Equity
        ------------------------------------
Current liabilities:
  Accounts payable                            $ 146,930          $ 217,424
  Accrued liabilities                            57,285             59,342
                                              ---------          ---------
    Total current liabilities                   204,215            276,766

Long-term debt                                  122,644            236,450
Deferred income taxes                             5,719              5,671

Convertible subordinated notes                    3,000              3,000

Shareholders' equity:
  Preferred stock                                15,000             15,000
  Common stock                                      455                449
  Additional paid-in-capital                     62,709             60,966
  Retained earnings from July 1, 1987           107,085             94,683
                                              ---------          ---------
    Total shareholders' equity                  185,249            171,098
                                              ---------          ---------
                                              $ 520,827          $ 692,985
                                              =========          =========


See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Operations (unaudited)
                    (In thousands, except per share amount)


                                       Three months ended          Six months ended
                                           June 30,                    June 30,
                                       1997         1996          1997          1996
                                    ---------    ---------     ---------     ---------
Revenue
 Product                            $ 428,353    $ 467,817     $ 803,958     $ 845,800
 Service                               59,715       38,760       113,443        71,697
 Other                                  3,152        2,178         5,708         4,592
                                    ---------    ---------     ---------     ---------
   Total Revenue                      491,220      508,755       923,109       922,089
                                    ---------    ---------     ---------     ---------
Cost of revenue
 Product                              387,254      420,744       723,927       760,558
 Service                               37,571       27,130        71,937        47,830
 Other                                  1,433        1,590         2,805         3,159
                                    ---------    ---------     ---------     ---------
   Total cost of revenue              426,258      449,464       798,669       811,547
                                    ---------    ---------     ---------     ---------
        Gross margin                   64,962       59,291       124,440       110,542

Operating expenses
 Selling                               19,055       19,010        39,513        36,766
 Service                               11,142        9,826        21,914        17,975
 General and administrative            15,388       13,129        29,680        24,083
 Depreciation and amortization          2,652        2,000         5,243         3,854
                                    ---------    ---------     ---------     ---------
   Total operating expenses            48,237       43,965        96,350        82,678
                                    ---------    ---------     ---------     ---------

Earnings from operations               16,725       15,326        28,090        27,864

Financing expenses                      3,425        3,507         6,670         6,442
Nonrecurring gain                                   (8,738)                     (8,738)
                                    ---------    ---------     ---------     ---------
Earnings before income taxes           13,300       20,557        21,420        30,160

Income taxes                            5,320        8,223         8,568        12,064
                                    ---------    ---------     ---------     ---------
Net earnings                        $   7,980    $  12,334     $  12,852     $  18,096
                                    =========    =========     =========     =========

Earnings per common share
    Primary                              $.16         $.25          $.26          $.37
    Fully diluted                        $.16         $.25          $.26          $.36

Average common shares outstanding
    Primary                            47,071       47,497        47,118        47,250
    Fully diluted                      49,712       50,099        49,722        50,061


See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (unaudited)
                    Six months ended June 30, 1997 and 1996
                                (In thousands)



                                                                                   1997            1996
                                                                                ----------      ----------
Cash flow from operating activities:
 Net earnings                                                                    $ 12,852        $ 18,096
 Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                                    5,243           3,854
   Deferred income taxes                                                               48               3
   Gain on sale of stock                                                                           (8,738)

   Changes in assets and liabilities:
    Receivables                                                                   173,009         (62,675)
    Inventories                                                                     7,369         (15,535)
    Other current assets                                                             (141)           (216)
    Accounts payable                                                              (70,494)         13,757
    Accrued liabilities and other                                                  (3,358)         (1,320)
                                                                                 --------        --------
     Net cash provided by (used in) operating activities:                         124,528         (52,774)
                                                                                 --------        --------

Cash flows from investing activities:
 Capital expenditures, net                                                        (12,091)         (5,874)
 Business acquisitions, net of cash acquired                                                       (5,442)
 Proceeds from sale of stock                                                                       11,368
                                                                                 --------        --------
     Net cash provided by (used in investing activities)                          (12,091)             52
                                                                                 --------        --------

Cash flows from financing activities:
 Net bank credit facility and other borrowings (repayments)                      (113,806)         52,214
 Issuance of common stock                                                           1,749             982
 Preferred stock dividend                                                            (450)           (450)
                                                                                 --------        --------
     Net cash provided by (used in) financing activities                         (112,507)         52,746
                                                                                 --------        --------

Net increase (decrease) in cash                                                       (70)             24
Cash at beginning of period                                                         4,320           4,249
                                                                                 --------        --------
Cash at end of period                                                            $  4,250        $  4,273
                                                                                 ========        ========

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1997

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

(3)  New Accounting Pronouncement
     ----------------------------

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share (APB 15) and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Adoption of Statement 128 during the three and six months ended June 30, 1997 would have had an impact on EPS as summarized below:


      APB 15                                               Statement 128
      ------                                               -------------
                                  EPS                                                     EPS
                        Primary        Fully Diluted                            Basic           Diluted
                        -------        -------------                            -----           -------
      2Q97              $  0.16          $  0.16              2Q97              $  0.17          $  0.16
      1997 YTD          $  0.26          $  0.26              1997 YTD          $  0.28          $  0.26


      2Q96              $  0.25          $  0.25              2Q96              $  0.27          $  0.25
      1996 YTD          $  0.37          $  0.36              1996 YTD          $  0.40          $  0.36


                                                                     (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1997



(4)  Sale of Accounts Receivable
     ---------------------------

        Under the terms of a $100 million accounts receivable securitization facility ("Securitization Facility"), the Company sells, on a revolving basis, an interest in a portion of its accounts receivable ("receivables"). During the second quarter, the Company's Securitization Facility was amended such that the sale, on a revolving basis, of a portion of its receivables is required to be accounted for as a sale of receivables in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Company is retained as servicer of the receivables; however, the cost of servicing is not material. The gross proceeds resulting from the sale of receivables totaled $98.5 million which are included in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. These proceeds were used to pay down long-term debt. Discounts associated with the sale of receivables totaling $1.5 million are included in Financing Expenses in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1997.

(5)  Financing Expenses
     ------------------

        Financing expenses consist of interest incurred on borrowings under the Company's financing arrangements and discounts on the sale of receivables.

(6)  Reclassification
     ----------------

        Certain amounts in the 1996 condensed consolidated financial statements have been reclassified to conform with the 1997 presentation, the most significant of which is the separation of selling and service expenses into separate line items in the operating expenses section of the Condensed Consolidated Statement of Operations.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                 June 30, 1997

Results of Operations
---------------------

   The following table shows the Company's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, nonrecurring gain, income taxes and net earning are shown as a percentage of total revenue, for the three and six months ended June 30, 1997 and 1996.

                                       Three months ended          Six months ended
                                           June 30,                    June 30,
                                       1997         1996          1997          1996
                                    ---------    ---------     ---------     ---------
Revenue
 Product                            $ 428,353    $ 467,817     $ 803,958     $ 845,800
 Service                               59,715       38,760       113,443        71,697
 Other                                  3,152        2,178         5,708         4,592
                                    ---------    ---------     ---------     ---------
   Total Revenue                      491,220      508,755       923,109       922,089
                                    ---------    ---------     ---------     ---------
Gross margin:
 Product                               41,099       47,073        80,031        85,242
 Service                               22,144       11,630        41,506        23,867
 Other                                  1,719          588         2,903         1,433
                                    ---------    ---------     ---------     ---------
   Total gross margin                  64,962       59,291       124,440       110,542

Gross margin percentage
 Product                                  9.6%        10.1%         10.0%         10.1%
 Service                                 37.1%        30.0%         36.6%         33.3%
 Other                                   54.5%        27.0%         50.9%         31.2%
                                    ---------    ---------     ---------     ---------
   Total gross margin                    13.2%        11.6%         13.5%         12.0%

Operating expenses
 Selling                                  3.9%         3.7%          4.3%          4.0%
 Service                                  2.3%         1.9%          2.4%          2.0%
 General and administrative               3.1%         2.6%          3.2%          2.6%
 Depreciation and amortization            0.5%         0.4%          0.6%          0.4%
                                    ---------    ---------     ---------     ---------
   Total operating expenses               9.8%         8.6%         10.5%          9.0%
                                    ---------    ---------     ---------     ---------

Earnings from operations                  3.4%         3.0%          3.0%          3.0%

Financing expenses                        0.7%         0.7%          0.7%          0.7%

Nonrecurring gain                                     (1.7%)                      (1.0%)
                                    ---------    ---------     ---------     ---------
Earnings before income taxes              2.7%         4.0%          2.3%          3.3%

Income taxes                              1.1%         1.6%          0.9%          1.3%
                                    ---------    ---------     ---------     ---------
Net earnings                              1.6%         2.4%          1.4%          2.0%
                                    =========    =========     =========     =========

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     Product revenue, which is primarily derived from the sale of distributed desktop computer products to corporate customers, was $428.4 million for the second quarter of 1997, and $804.0 million for the six months ended June 30, 1997. This represents a decline of 8.4% and 4.9% respectively from the same periods in 1996. The Company shipped more desktop, laptop, and server units relative to comparable 1996 periods. However, due to certain manufacturer price reductions, these units carried a lower average sales price, hence contributing to the slight product revenue decline. Also, the Company believes the product revenue decline has been the result of an overall industry-wide demand softness caused by a delay in corporate customers upgrading to Pentium Pro technology, as well as an increase in direct marketers' market share.

     Product gross margin as a percentage of product net revenues for the second quarter of 1997 and for the six months ended June 30, 1997 was 9.6% and 10.0% respectively. This compares to product gross margins of 10.1% for both periods in 1996. The decreases noted from 1996 to 1997 are mainly due to intense competition from other resellers and direct marketers. Future product margins will be influenced by manufacturers' pricing strategies together with competitive pressures from other resellers in the industry and direct marketers as well as the level of sales to some of the Company's larger customers, which typically have lower margins. The Company participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume incentive programs and specific product rebates offered by certain manufacturers, are not material when compared to the Company's overall financial results. Due to the short order fulfillment cycle, the Company's backlog is not considered to be a meaningful indicator of future business prospects.

     Service revenue for the three and six months ended June 30, 1997 increased 54% and 58%, respectively, from the same periods in 1996 to $59.7 million and $113.4 million. Service revenue is primarily derived from systems integration services, including field engineering, product configuration, and LAN/WAN projects. LAN/WAN projects include consulting, network management, and help desk services. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increases in service revenue can be attributed to the Company's continued focus on growing this portion of the business through the hiring of additional service personnel and to growth in the Company's higher-end service offerings. Also contributing to the revenue growth in service has been the increase in unit volume of products sold such as desktops and laptops, many of which create demand for services such as configuration and installation. Service gross margin as a percentage of service net revenue for the three and six months ended June 30, 1997 was 37.1% and 36.6%, respectively as compared to 30.0% and 33.3% for the same periods in 1996. The increase in service margins was primarily caused by improved utilization of the Company's service personnel and better management of spare parts used in the service business.

                                                                     (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     Total operating expenses for the three and six months ended June 30, 1997 increased $4.3 million and $13.7 million, respectively, from the comparable periods in 1996. The increase was mainly caused by large increases in both service operating expenses, which increased 13.4% and 21.9%, respectively, and general and administrative expense, which increased 17.2% and 23.2%, respectively for the three and six months ended June 30, 1997 as compared to the comparable periods in 1996. The increases noted are mainly attributable to the Company's growth in its service business, which includes among other things the recruiting and training of service personnel, and information systems enhancements. However, the Company's focus on controlling expenses resulted in total operating expenses remaining essentially flat from the first quarter of 1997 to the second quarter of 1997.

     Selling expense and service expense have increased for the three and six months ended June 30, 1997 when compared to the same periods in the prior year. These increases can both be attributed to the growth in service revenue. The increase in selling expense is primarily due to the higher commission rate paid on services as compared to product sales. The increase in service expense can be attributed to the growth in service revenue, as service revenue has become a larger percentage of the Company's total net revenue. For the three and six months ended June 30, 1997 service revenue as a percentage of total net revenue was 12.1% and 12.3%, respectively, as compared to 7.6% and 7.8%, respectively, for the comparable periods of the prior year. However, the Company has focused on controlling expenses and has shown a decrease in service expense as a percentage of service revenue for the three and six months ended June 30, 1997 as compared to the same periods of the prior year.

     General and administrative expense, as a percentage of net revenue, increased for the three and six months ended June 30, 1997 to 3.1% and 3.2% as compared to 2.6% for both periods of the prior year. The increases reflect the Company's continued investment in information system resources required to broaden the Company's electronic commerce capabilities, as well as the decline in revenues in 1997 compared to the prior year. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

     Depreciation and amortization expense increased for the three and six months ended June 30, 1997 in absolute dollars and as a percentage of net revenue when compared to the same periods in 1996. The increases reflect amortization expense associated with facility improvements and depreciation on the following: warehouse equipment for the Company's new eastern distribution facility, enhancements to the Company's information systems, and furniture and fixtures required to support business activity. The Company has substantially completed the refurbishment of and relocation to its new corporate headquarters and operations campus and will commence depreciation during the third quarter of 1997.

     Financing expenses remained flat as a percentage of net revenue for both the three and six months ended June 30, 1997 as compared to the same periods in 1996. In absolute dollars, financing expenses decreased slightly for the three months ended June 30, 1997, primarily due to a lower effective interest rate. For the six months ended June 30, 1997, financing expenses increased slightly in absolute dollars when compared to the comparable period of the prior year, due to increased borrowings used to take advantage of prompt-pay discounts offered by certain manufacturers, partially offset by a lower effective interest rate. The Company's effective interest rate during the three and six months ended June 30, 1997 was 6.8% and 6.7%, respectively, as compared to 7.1% and 7.3 %, respectively, in the same periods of 1996.

     During the second quarter of 1996, the Company participated in the secondary stock offering of PC Service Source, Inc. resulting in an after tax, nonrecurring gain on the sale of securities of $5.2 million.

                                                                     (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     As a result of the factors noted above, net earnings, excluding the nonrecurring gain, for the three months ended June 30, 1997 increased to $8.0 million from $7.1 million in the same period of the prior year, and for the six months ended June 30, 1997 remained flat at $12.9 million as compared to the same period of the prior year. The earnings per share impact of the nonrecurring gain was $.11 and $.10 on a fully diluted basis for the three and six months ended June 30, 1996, respectively. Future improved profitability will depend on the Company's ability to retain and hire quality service personnel while effectively managing the utilization of such personnel. It will also depend on increased focus in providing technical service and support to customers, product demand, competition, manufacturer product availability and pricing changes, effective utilization of vendor programs as well as the Company's control of operating expenses.

Liquidity and Capital Resources
-------------------------------

     Working capital at June 30, 1997 was $235 million compared to $342 million at December 31, 1996. The decrease is primarily due to the off-balance-sheet financing entered into by the Company in which effectively $100 million of accounts receivable were sold and the proceeds used to pay down long-term debt. This also contributed to the Company's working capital ratio slightly decreasing from 2.2 to 2.1.

     The Company's capital asset requirements are generally funded through financing arrangements, internally generated funds or leasing sources. The Company's financing arrangements consist of a $200 million working capital facility, the $100 million Securitization Facility, and a $25 million real estate loan. The Company is currently evaluating other permanent financing options for the $25 million real estate loan. The business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. The Company is continuing to refurbish and update its new headquarters and operations campus and currently anticipates the completed consolidation of its headquarters and operations to the new site during the second half of 1997. After that consolidation is complete, the Company expects to sell the headquarters facility it currently owns and occupies. Capital expenditures were approximately $8.0 million during the second quarter of 1997 and $12.0 million for the six months ended June 30, 1997. These expenditures were primarily related to preparing the Company's new headquarters and operations campus for full occupancy. The Company expects capital expenditures to return to more normal levels after the ongoing refurbishment of its new headquarters and operations campus has been completed.

         This document contains "forward-looking statements" regarding revenues, margins, operating expenses, earnings, growth rates and certain business trends that are subject to risks and uncertainties that could cause actual results to differ materially from the results described herein. Recipients of this document are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     The Company held its Annual Meeting of Shareholders on May 14, 1997. At the meeting, the shareholders voted in favor of electing as directors the ten nominees named in the Proxy Statement dated April 9, 1997, and for an amendment to the Company's 1993 Stock Option Plan. The number of votes cast for, against or withheld, as well as, the number of abstentions and broker nonvotes were as follows:

Election of Directors:
                                   For            Withheld
                                   ---            --------
Charles A. Root                 52,293,237         459,487
Edward R. Anderson              52,296,587         456,137
Daniel F. Brown                 52,292,787         459,937
Donald R. Caldwell              51,993,602         759,122
Michael J. Emmi                 52,297,437         455,287
Richard F. Ford                 51,928,350         824,374
Delbert W. Johnson              52,287,137         465,587
John D. Loewenberg              52,297,237         455,487
Warren V. Musser                52,289,577         463,147
Edward N. Patrone               52,295,600         457,124


Proposal to Amend the Company's 1993 Stock Option Plan:

      For            Against      Abstain        Broker Nonvotes
      ---            -------      -------        ---------------
  42,110,984        1,403,939     326,195                    -

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits
         --------

         Exhibit
           No.        Description
         -------      -----------


          10.1 Amendment No. 4 to Transfer and Administration Agreement, dated as of April 1, 1997, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted)

          10.2 Amendment No. 2 to Receivables Purchase Agreement, dated as of April 1, 1997, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted)

          11          Computation of Per Share Earnings

          27          Financial Data Schedule


(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K have been filed by the Registrant during the three months ended June 30, 1997.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COMPUCOM SYSTEMS, INC.
                                         --------------------------------------
                                         (Registrant)




DATE:  August 14, 1997                   /s/ Edward Anderson
                                         --------------------------------------
                                         Edward Anderson,
                                         President and Chief Executive Officer



DATE:  August 14, 1997                   /s/ M. Lazane Smith
                                         ---------------------------------------
                                         M. Lazane Smith,
                                         Senior Vice President, Finance and
                                         Chief Financial Officer