Form 10-Q
period 1997-09-30
COMPUCOM SYSTEMS INC
filed 1997-11-14
CIK 736291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the three months ended SEPTEMBER 30, 1997     Commission File Number 0-14371
---------------------------------------------     ------------------------------


                            COMPUCOM SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


           DELAWARE                                             38-2363156
   ----------------------------------------               ----------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification Number)

   7171 FOREST LANE, DALLAS, TX                                   75230
   ----------------------------------------               ----------------------
   (Address of principal executive offices)               (Zip Code)

   Registrant's telephone number, including area code:        (972) 856-3600
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



The number of shares of the Registrant's common stock outstanding as of November 12, 1997 was 45,979,193 shares.


--------------------------------------------------------------------------------

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                     Index


PART I.      FINANCIAL INFORMATION                                                    Page
-------      ---------------------                                                    ----
Item 1.      Condensed Consolidated Balance Sheets
                September 30, 1997 (unaudited) and December 31, 1996                    3

             Condensed Consolidated Statements of Operations
                Three and nine months ended September 30, 1997 and 1996 (unaudited)     4

             Condensed Consolidated Statements of Cash Flows
                Nine months ended September 30, 1997 and 1996 (unaudited)               5

             Notes to Condensed Consolidated Financial Statements                       6

Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                               8


PART II.     OTHER INFORMATION
--------     -----------------

Item 6.      Exhibits and Reports on Form 8-K                                          12

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                          September 30,   December 31,
                                                                              1997           1996
                                                                          -------------   ------------
                   Assets                                                  (unaudited)
                   ------
Current assets:
  Cash                                                                         $  4,235      $  4,320
  Receivables, less allowance for doubtful accounts
   of $2,557 and $2,274 respectively                                            224,138       377,598
  Inventories                                                                   169,744       233,464
  Other                                                                           2,979         3,508
                                                                               --------      --------
    Total current assets                                                        401,096       618,890


 Property and equipment, net                                                     66,860        54,308

 Cost in excess of fair value of tangible net assets
  purchased, less accumulated amortization                                       14,323        16,513
 Other assets                                                                     3,289         3,274
                                                                               --------      --------
                                                                               $485,568      $692,985
                                                                               ========      ========
        Liabilities and Shareholders' Equity
        ------------------------------------

 Current liabilities:
  Accounts payable                                                             $ 78,353      $217,424
  Accrued liabilities                                                            68,467        59,342
                                                                               --------      --------
    Total current liabilities                                                   146,820       276,766

 Long-term debt                                                                 134,198       236,450
 Deferred income taxes                                                            6,284         5,671

 Convertible subordinated notes                                                   3,000         3,000

 Shareholders' equity:
  Preferred stock                                                                15,000        15,000
  Common stock                                                                      460           449
  Additional paid-in capital                                                     63,484        60,966
  Retained earnings                                                             116,322        94,683
                                                                               --------      --------
    Total shareholders' equity                                                  195,266       171,098
                                                                               --------      --------
                                                                               $485,568      $692,985
                                                                               ========      ========

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Operations (unaudited)
                   (In thousands, except per share amounts)

                                     Three months ended     Nine months ended
                                        September 30,          September 30,
                                       1997       1996       1997         1996
                                     --------   --------  ----------   ----------
Revenue
 Product                             $437,089   $449,950  $1,241,047   $1,295,750
 Service                               60,513     46,570     173,956      118,267
 Other                                  3,902      1,961       9,610        6,553
                                     --------   --------  ----------   ----------
   Total revenue                      501,504    498,481   1,424,613    1,420,570
                                     --------   --------  ----------   ----------

Cost of revenue
 Product                              393,066    403,862   1,116,993    1,164,420
 Service                               38,541     32,100     110,478       79,930
 Other                                  1,773      1,213       4,578        4,372
                                     --------   --------  ----------   ----------
   Total cost of revenue              433,380    437,175   1,232,049    1,248,722
                                     --------   --------  ----------   ----------
     Gross margin                      68,124     61,306     192,564      171,848


Operating expenses
 Selling                               18,538     21,547      58,051       58,313
 Service                               13,430     10,835      35,344       28,810
 General and administrative            15,108     14,418      44,788       38,501
 Depreciation and amortization          2,946      2,339       8,189        6,193
                                     --------   --------  ----------   ----------
   Total operating expenses            50,022     49,139     146,372      131,817
                                     --------   --------  ----------   ----------

Earnings from operations               18,102     12,167      46,192       40,031

Financing expenses                      4,039      3,926      10,709       10,368
Nonrecurring gain                      (1,706)                (1,706)      (8,738)
                                     --------   --------  ----------   ----------
Earnings before income taxes           15,769      8,241      37,189       38,401
Income taxes                            6,307      3,296      14,875       15,360
                                     --------   --------  ----------   ----------
Net earnings                         $  9,462   $  4,945  $   22,314   $   23,041
                                     --------   --------  ----------   ----------

Earnings per common share
  Primary                            $    .19   $    .10  $      .46   $      .47
  Fully diluted                      $    .19   $    .10  $      .45   $      .46

Average common shares outstanding
  Primary                              47,719     47,331      47,292       47,270
  Fully diluted                        50,360     49,934      50,174       49,874



See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (unaudited)
                 Nine months ended September 30, 1997 and 1996
                                (In thousands)


                                                                               1997          1996
                                                                           ------------  ------------
Cash flows from operating activities:
  Net earnings                                                                $  22,314      $ 23,041
  Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                               8,189         6,193
      Deferred income taxes                                                         613         1,325
      Nonrecurring gains                                                         (1,706)       (8,738)

      Changes in assets and liabilities:
       Receivables                                                              153,460       (74,124)
       Inventories                                                               63,720       (57,413)
       Other current assets                                                         529        (2,028)
       Accounts payable                                                        (139,071)       32,234
       Accrued liabilities and other                                              8,122         1,064
                                                                           ------------  ------------
         Net cash provided by (used in) operating activities                    116,170       (78,446)
                                                                           ------------  ------------

Cash flows from investing activities:
  Capital expenditures, net                                                     (18,581)      (38,617)
  Business acquisitions, net of cash acquired                                                  (5,759)
  Proceeds from sale of securities                                                2,724        11,368
                                                                           ------------  ------------
         Net cash used in investing activities                                  (15,857)      (33,008)
                                                                           ------------  ------------

Cash flows from financing activities:
  Net bank credit facility and other borrowings (repayments)                   (102,252)      111,044
  Issuance of common stock                                                        2,529         1,126
  Preferred stock dividend                                                         (675)         (675)
                                                                           ------------  ------------
         Net cash provided by (used in) financing activities                   (100,398)      111,495
                                                                           ------------  ------------

Net increase (decrease) in cash                                                     (85)           41
Cash at beginning of period                                                       4,320         4,249
                                                                           ------------  ------------
Cash at end of period                                                         $   4,235      $  4,290
                                                                           ============  ============



See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 1997

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

(3)  New Accounting Pronouncement
     ----------------------------

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share (APB 15) and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Adoption of Statement 128 during the three and nine months ended September 30, 1997 would have had an impact on EPS as summarized below:

        APB                                               Statement 128
        ---                                               -------------
                                 EPS                                                EPS
                       Primary       Fully Diluted                         Basis          Diluted
                       -------       -------------                         -----          -------
        3Q97         $       0.19    $        0.19        3Q97          $      0.20     $       0.19
        1997 YTD     $       0.46    $        0.45        1997 YTD      $      0.47     $       0.44

        3Q96         $       0.10    $        0.10        3Q96          $      0.11     $       0.10
        1996 YTD     $       0.47    $        0.46        1996 YTD      $      0.50     $       0.46

        Also during 1997, the FASB issued pronouncements relating to the presentation and disclosure of information related to the Company's capital structure, comprehensive income and segment data. The Company is required to adopt the provisions relating to capital structure for the year ending December 31, 1997, if applicable, and the provisions of the other pronouncements, if applicable, for the year ending December 31, 1998. The adoption of these pronouncements will not have an impact on the Company's financial position and results of operations but may change the presentation of certain of the Company's financial statements and related notes and data thereto.

                                                                (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 1997



(4)  Sale of Accounts Receivable
     ---------------------------

        Under the terms of a $100 million accounts receivable securitization facility ("Securitization Facility"), the Company sells, on a revolving basis, an interest in a portion of its accounts receivable ("receivables"). During the second quarter, the Company's Securitization Facility was amended such that the sale, on a revolving basis, of a portion of its receivables is required to be accounted for as a sale of receivables in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Company is retained as servicer of the receivables; however, the cost of servicing is not material. The $100 million sale of receivables is reflected as a reduction of accounts receivable on the Condensed Consolidated Balance Sheet as of September 30, 1997 and is included in the net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The proceeds from the sale of receivables were used to pay down long term debt. Discounts associated with the sale of receivables totaling $1.7 million and $3.2 million are included in Financing Expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1997, respectively.


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

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                              September 30, 1997

Results of Operations
---------------------

  The following table shows the Company's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, nonrecurring gains, income taxes and net earnings are shown as a percentage of total revenue, for the three and nine months ended September 30, 1997 and 1996.

                                        Three months ended       Nine months ended
                                          September 30,            September 30,
                                         1997        1996         1997        1996
                                       --------    --------    ----------   ----------
Revenue:
  Product                              $437,089    $449,950    $1,241,047   $1,295,750
  Service                                60,513      46,570       173,956      118,267
  Other                                   3,902       1,961         9,610        6,553
                                       --------    --------    ----------   ----------
    Total revenue                       501,504     498,481     1,424,613    1,420,570
                                       --------    --------    ----------   ----------

Gross margin:
  Product                                44,023      46,088       124,054      131,330
  Service                                21,972      14,470        63,478       38,337
  Other                                   2,129         748         5,032        2,181
                                       --------    --------    ----------   ----------
    Total gross margin                  68,124      61,306       192,564      171,848
                                       --------    --------    ----------   ----------

Gross margin percentage:
  Product                                  10.1%       10.2%         10.0%        10.1%
  Service                                  36.3%       31.1%         36.5%        32.4%
  Other                                    54.6%       38.1%         52.4%        33.3%
                                       --------    --------    ----------   ----------
    Total gross margin percentage          13.6%       12.3%         13.5%        12.1%

Operating expenses:
  Selling                                   3.7%        4.3%          4.1%         4.1%
  Service                                   2.7%        2.2%          2.5%         2.1%
  General and administrative                3.0%        2.9%          3.1%         2.7%
  Depreciation and amortization             0.6%        0.5%          0.6%         0.4%
                                       --------    --------    ----------   ----------
     Total operating expenses              10.0%        9.9%         10.3%         9.3%
                                       --------    --------    ----------   ----------

Earnings from operations                    3.6%        2.4%          3.2%         2.8%

Financing expenses                          0.8%        0.8%          0.7%         0.7%

Nonrecurring gain                          (0.3%)                    (0.1%)       (0.6%)
                                       --------    --------    ----------   ----------

Earnings before income taxes                3.1%        1.6%          2.6%         2.7%

Income taxes                                1.2%        0.7%          1.0%         1.1%
                                       --------    --------    ----------   ----------

Net earnings                                1.9%        0.9%          1.6%         1.6%
                                       ========    ========    ==========   ==========


                                                        (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations


     Product revenue, which is primarily derived from the sale of distributed desktop computer products to corporate customers, was $437.1 million for the third quarter of 1997, and $1.24 billion for the nine months ended September 30, 1997. This represents a decline of 2.9% and 4.2% respectively from the same periods in 1996. During the three and nine month periods ended September 30, 1997, the Company shipped more desktop, laptop, and server units relative to comparable 1996 periods. However, due to manufacturer price reductions, these units carried a lower average sales price in 1997 versus 1996, contributing to the slight product revenue decline. Also, the Company believes the product revenue decline can be partially attributed to an increase in direct marketers' market share.

     Product gross margin as a percentage of product net revenues for the third quarter of 1997 and for the nine months ended September 30, 1997 was 10.1% and 10.0% respectively. This compares to product gross margins of 10.2% and 10.1% for the corresponding periods in 1996. The slight decreases noted from 1996 to 1997 are mainly due to intense competition from other resellers and direct marketers. Future product margins will be influenced by manufacturers' pricing strategies together with competitive pressures from other resellers in the industry and direct marketers as well as the level of sales to some of the Company's larger customers, which typically have lower margins. The Company participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume incentive programs and specific product rebates offered by certain manufacturers, are not material when compared to the Company's overall financial results. Due to the short order fulfillment cycle, the Company's backlog is not considered to be a meaningful indicator of future business prospects.

     Service revenue for the three and nine months ended September 30, 1997 increased 30% and 47%, respectively from the same periods in 1996 to $60.5 million and $174.0 million. Service revenue is primarily derived from systems integration services, including field engineering, product configuration, and LAN/WAN projects. LAN/WAN projects include consulting, network management, and help desk services. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increases in service revenue can be attributed to the Company's continued focus on growing this portion of the business through the hiring of additional service personnel and to growth in the Company's higher-end service offerings. Also contributing to the revenue growth in service has been the increase in unit volume of products sold such as desktops and laptops, many of which create demand for services such as configuration and installation. Service gross margin as a percentage of service net revenue for the three and nine months ended September 30, 1997 was 36.3% and 36.5%, respectively, as compared to 31.1% and 32.4% for the same periods in 1996. The improvement in service margins can be primarily attributed to improved utilization of the Company's service personnel.

     Total operating expenses were $50.0 million for the three months ended September 30, 1997 as compared to $49.1 million reported in the same period of the prior year. For the nine months ended September 30, 1997, total operating expenses increased to $146.4 million as compared to $131.8 million in the same period of the prior year. These changes are attributed to increases in service operating expenses, general and administrative expenses, and depreciation expenses, and are partially offset by a decrease in selling expenses when compared to the same periods of the prior year. Service operating expenses increased 24.0% and 22.7%, general and administrative expenses increased 4.8% and 16.3%, and depreciation expenses increased 26.0% and 32.2%, respectively, for the three month and nine month periods ended September 30, 1997 when compared to the same periods of the prior

                                                                (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations


year. Selling operating expenses decreased 14.0% and 0.4% for the three month and nine month periods ended September 30, 1997 when compared to the same periods of the prior year.

     The decreases in selling operating expense for both the three and nine month periods ended September 30, 1997 are attributable to the decrease in product revenue from the comparable periods of the prior year, as well as a revision, effective second quarter 1997, to the Company's commission plan. The increases in service operating expense can be primarily attributed to recruiting and training of service personnel, necessary to support the growth in the Company's service business. However, the Company has focused on controlling expenses and has shown a decrease in service expense as a percentage of service revenue for the three and nine months ended September 30, 1997 as compared to the same periods of the prior year. Service operating expenses were 22.2% and 20.3% of service revenue for the three and nine months ended September 30, 1997 as compared to 23.3% and 24.4% in the same periods of the prior year.

     General and administrative expense, as a percentage of net revenue, increased for the three and nine months ended September 30, 1997 to 3.0% and 3.1% as compared to 2.9% and 2.7% for the comparable periods of the prior year. The increases are primarily due to the Company's continued investment in information system resources required to broaden the Company's electronic commerce capabilities. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset some of the expenses incurred by the Company.

     Depreciation and amortization expense increased for the three and nine months ended September 30, 1997 in absolute dollars and as a percentage of net revenue when compared to the same periods in 1996. The increases primarily reflect depreciation expense associated with the Company's new corporate headquarters and operations campus and depreciation of enhancements to the Company's information systems. During the third quarter, the Company substantially completed the relocation to its new headquarters and classified its old headquarters as an asset held for sale. Consequently, the Company is no longer recording depreciation on the old headquarters building.

     Financing expenses remained relatively flat both in dollars and as a percentage of net revenue for both the three and nine months ended September 30, 1997 as compared to the same periods in 1996. The Company's effective interest rate during the three and nine months ended September 30, 1997 was 7.2% and 6.8% respectively, as compared to 7.1% and 7.2%, respectively, in the same periods of 1996.

     During the third quarter of 1997, the Company recognized a previously deferred nonrecurring after-tax gain of $1.0 million. Recognition of the gain was due to the early payment of a note that was part of the terms of the 1994 sale of the Company's former subsidiary PC Parts Express, Inc. (now known as PC Service Source, Inc.).

     During the second quarter of 1996, the Company participated in the secondary stock offering of PC Service Source, Inc. resulting in an after-tax, nonrecurring gain on the sale of securities of $5.2 million.

     As a result of the factors noted above, net earnings, excluding the nonrecurring gains in 1997 and 1996, for the three months ended September 30, 1997 increased to $8.4 million from $4.9 million in the same period of the prior year, and for the nine months ended September 30, 1997 increased to $21.3 million as compared to $17.8 million in the same period of the prior year. The earnings per share impact of the 1997 nonrecurring gain was $.02 on a fully diluted basis for the three and nine months ended September 30, 1997, respectively. The earnings per share impact of the 1996 nonrecurring gain was $.10 on a fully diluted basis

                                                                (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations


for the nine months ended September 30, 1996. Future improved profitability will depend on the Company's ability to retain and hire quality service personnel while effectively managing the utilization of such personnel. It will also depend on increased focus in providing technical service and support to customers, product demand, competition, manufacturer product availability and pricing changes, effective utilization of vendor programs, the Company's ability to successfully manage the final assembly programs of its major vendors as well as the Company's control of operating expenses.

Liquidity and Capital Resources
-------------------------------

     Working capital at September 30, 1997 was $254 million compared to $342 million at December 31, 1996. The decrease is primarily due to two factors: 1) the off-balance-sheet financing entered into by the Company in which effectively $100 million of accounts receivable were sold and the proceeds used to pay down long-term debt and 2) a $64 million reduction in inventory. Although the Company's working capital decreased in dollar terms from December 31, 1996, the Company's working capital ratio increased to 2.7 from 2.2. This increase was primarily due to a significant reduction in accounts payable.

     The Company's capital asset requirements are generally funded through financing arrangements, internally generated funds or leasing sources. As of September 30, 1997, the Company's financing arrangements consist of a $200 million working capital facility, a $100 million Securitization Facility, and a $25 million real estate loan ("Real Estate Loan") (collectively, the "Credit Agreements"). On November 3, 1997, the Company amended the Credit Agreements. The results of the amended Credit Agreements were: 1) the Securitization Facility was increased to $175 million; 2) the working capital facility was reduced to $125 million, all of which is available, subject to certain conditions; 3) the term of the Credit Agreements was increased from three to five years, 4) an overall reduction in borrowing costs and 5) an amortization schedule was set for the Real Estate Loan, with the first quarterly payment of $500,000 due on April 1, 1999. Under the amended Real Estate Loan, the quarterly payments increase to $1,000,000 on January 1, 2000 and to $2,000,000 on January 1, 2001 and a final payment of $3,500,000 due on October 30, 2002. The Company is currently evaluating other permanent financing options for the Real Estate Loan.

     The Company's business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. Capital expenditures were approximately $6.5 million during the third quarter of 1997 and $18.5 million for the nine months ended September 30, 1997. These expenditures were primarily related to preparing the Company's new headquarters and operations campus for full occupancy and additions to IS equipment. The Company has completed the majority of the consolidation to its new headquarters and operations campus and is continuing to refurbish and update this facility. The Company has entered into an agreement to sell its former headquarters building. Although the sale is contingent upon certain conditions, the Company expects the sale to be completed within the next six months. Upon completion of the sale, the Company expects to recognize a pre-tax gain in the range of $4 million to $5 million. The Company expects capital expenditures to return to more normal levels after the ongoing refurbishment of its new headquarters and operations campus has been completed.

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

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits
         --------

         Exhibit
           No.     Description
         -------   --------------------------------------------


            11     Computation of Per Share Earnings

            27     Financial Data Schedule


(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K have been filed by the Registrant during the three months ended September 30, 1997.

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



                                            COMPUCOM SYSTEMS, INC.
                                    -------------------------------------
                                    (Registrant)




DATE:  November 13, 1997            /s/ Edward Anderson
                                    -------------------------------------
                                    Edward Anderson,
                                    President and Chief Executive Officer



DATE:  November 13, 1997            /s/ M. Lazane Smith
                                    -------------------------------------
                                    M. Lazane Smith,
                                    Senior Vice President, Finance and
                                    Chief Financial Officer