Form 10-K
period 1997-12-31
COMPUCOM SYSTEMS INC
filed 1998-03-30
CIK 736291

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended DECEMBER 31, 1997       Commission File Number 0-14371
-------------------------------------------       ------------------------------


                              COMPUCOM SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                             38-2363156
----------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

7171 FOREST LANE, DALLAS, TX                                      75230
----------------------------------------                  ----------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:           (972) 856-3600
                                                          ----------------------

Securities registered pursuant to Section 12(b) of the Act:        NONE
                                                          ----------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [_____]

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates (based on the closing price on NASDAQ) on March 16, 1998 was approximately $192.8 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by March 16, 1998 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

The number of shares of the Registrant's Common Stock outstanding as of March 16, 1998 was 46,144,320 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relative to the May 14, 1998 annual meeting of stockholders of registrant, to be filed within 120 days after the end of the year covered by this report on Form 10-K, are incorporated by reference into Items 10, 11, 12 and 13 (Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.


--------------------------------------------------------------------------------

                                     PART I
                                     ------

ITEM 1    BUSINESS
------    --------


INTRODUCTION

     Founded in 1987, CompuCom Systems, Inc., together with its subsidiaries ("CompuCom" or "the Company"), is a leading provider of network integration services to large- and medium-sized businesses throughout the United States. CompuCom helps Fortune 1000 companies manage information technology to achieve their business goals by providing a wide range of services in provisioning, support and technology management. Product and services are sold by a direct sales force to over 3,500 business customers through 41 sales and service centers located in and serving large metropolitan areas nationwide. Through its majority-owned subsidiary, ClientLink, Inc. ("ClientLink"), the Company offers software application development services. ClientLink designs, develops and implements customized information technology solutions for organizations with mission-critical business processing needs.

     The Company is an authorized dealer of major distributed desktop computer products, networking and related products, computer-related peripheral equipment and software for a number of manufacturers, including Compaq Computer Corporation ("Compaq"), International Business Machines Corporation ("IBM"), Hewlett-Packard Company ("HP"), Toshiba America Information Systems ("Toshiba"), Intel Corporation ("Intel"), and Microsoft Corporation ("Microsoft"). To further meet the needs of its customers, CompuCom provides a variety of services including LAN/WAN project services, consulting, asset tracking, network management, help desk, field engineering, configuration, software management, distribution, and procurement utilizing network applications such as Novell Netware, Windows NT, Windows and Windows 95, and IBM OS/2 Warp.

     Net revenues for the Company have grown at a compounded rate of 22% over the past five years, while net earnings have grown by 37% compounded annually over the same period. Excluding an after-tax nonrecurring gain of $3.4 million in 1997, net earnings over that period have grown at a compounded rate of 34%. The Company believes its revenue and net earnings performance is a result of the Company's continued focus on customer satisfaction, along with the enhancement and growth of its services capabilities created by a strategy of growth through existing operations and strategic acquisitions. The Company's target customers are becoming increasingly dependent on information technology to compete effectively in today's markets. As a result, the decision-making process that organizations face when planning, selecting and implementing technology solutions is becoming more complex and requires many of these organizations to outsource the management and support of their technology needs.

     The Company operates primarily in one industry segment -- sales and services of distributed desktop computer products, configuration, network integration and technology support services to businesses nationwide -- and no separate industry segment information is presented.

RECENT DEVELOPMENTS

     Recently, the Company's industry has been undergoing a significant consolidation and transformation. The Company believes this is due mainly to the gain in market share of direct marketers and currently anticipates that this trend will accelerate in 1998.

     On March 19, 1998, the Company announced it had signed a nonbinding letter of intent with Computer Integration Corporation ("CIC") relating to a potential all-cash acquisition of CIC. Under the proposed terms of the letter of intent, CompuCom would pay CIC a total of $17.25 million which would be used to pay certain obligations of CIC and purchase all of CIC's outstanding preferred stock and common stock.

     This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding revenues, margins, operating expenses, earnings, growth rates and certain business trends that are subject to risks and uncertainties that could cause actual results to differ materially from the results described herein. Recipients of this document are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements. See "Operations", "Products", "Network and Technology Services", "Principal Suppliers", "Dependence Upon Major Vendors and Other Suppliers" and "Competition" in this Item and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report for a discussion of important factors that could affect the validity of any such forward-looking statement.

Sales and Marketing

     The Company markets its product procurement, configuration, field engineering, network management, help desk services and technology management services primarily through its direct sales force and service personnel, operating through 41 sales and service centers. The Company focuses on meeting the business objectives of large corporate businesses, which accounted for the majority of the Company's net revenue in 1997. However, no one customer accounted for in excess of 10% of such revenues. Order backlog is not considered to be a meaningful indicator of the Company's future business prospects due to the short order fulfillment cycle.

     The Company is generally authorized by various vendors to sell desktop computer products through its sales centers, which are located in major metropolitan areas in order to provide convenient access for sales and service personnel to a significant customer base. Each location typically is staffed by direct sales representatives, support personnel, system engineers and technicians who are authorized to repair and maintain Compaq, IBM, HP and certain other manufacturers' products. As of December 31, 1997, the Company employed approximately 335 full-time direct sales representatives. The sales force is compensated with a base salary and commissions based on gross margin.

     The Company provides support to its customers primarily through the CompuCom Customer Center ("customer center") located in Dallas, Texas. Customer center personnel, called inside sales representatives ("ISRs"), may be assigned to specific customer accounts or to customers in a certain geographical area and are knowledgeable about computer technology. Each ISR works closely with the customer and the CompuCom sales representative to keep up-to-date on the business needs of that customer, and to provide the customer with information about product availability, services, pricing, shipping and invoicing via a toll-free telephone number. The primary goal of the customer center is to provide greater support to the Company's customers while allowing the Company's direct sales force to focus on soliciting new business and providing the necessary support for the customer's more complex service needs. At the end of 1997, the Company employed approximately 423 customer center personnel, of whom approximately 308 worked at the customer center in Dallas, and approximately 115 worked on-site at certain customer locations.

     During 1997, net service revenue increased 39% from 1996 levels due to the Company's continued efforts to increase sales of services to meet customer needs and to improve profitability. Service revenues for the Company have grown at a compounded annual rate of 62% over the past three years due to the Company's strategic efforts. These on-going efforts included: the development of additional service offerings; additional training was provided for system engineers; management provided greater support to the services group; additional corporate resources were allocated to support the services group; and the compensation plan of sales representatives placed greater emphasis on sales of services. In addition, the Company emphasized the hiring of quality service personnel, increasing the number of its service employees from approximately 800 at the beginning of 1995 to over 2,000 by year-end 1997. To further enhance its service growth, the Company employs an ongoing program in which college graduates are hired and placed in various engineering training and certification programs. At the completion of these programs, they are added to the Company's billable workforce. Through the Company's various efforts, revenues from its services business have grown to currently represent 12% of its total revenues, up from 9% in 1996, and 7% in 1995. The Company's services business is an integral part of the Company's strategy to provide customers with the value-added service solutions to meet their technology needs.

     During 1996, in order to meet customers' global business needs, the Company helped to create GlobalServe, an alliance of international computer service suppliers. The objective of the GlobalServe alliance is to provide customers a single point of contact for accessing the distributed desktop computer products and services they need worldwide.

OPERATIONS

     The Company's corporate headquarters and operations campus is located in Dallas, Texas. As of the fourth quarter of 1997 almost all the Company's financial and administrative functions, including the customer center, information services, service support, marketing, human resources, product services and finance, were located in the two buildings that comprise this facility.

     The Company's integrated information systems ("IS") utilize client/server distributed relational database technology running on a proactively managed wide area network based on frame relay technology. The system contains five major components: the Distribution Information Management System, the Service Information Management System, the Customer Center System, the Warehouse Information Management System, and the Financial Information Management System. Four of these five IS systems operate on mini-computer platforms which afford the Company maximum system reliability, availability, and growth capacity.

     To further enhance the quality and efficiency of its information systems, the Company has developed a state-of-the-art data warehouse, which increases the ease with which Company personnel can access historic information and create customized customer and vendor reports. During 1997, the Company continued to make significant enhancements to its data warehouse by implementing additional Internet-based capabilities. Customers are now provided the ability to create custom-priced quotations for new orders from an Internet-based catalog of products and place orders over the Internet. Customers may also look up previously purchased items using either the product serial number or the customer's "asset tag", which the Company places on products at the customer's request. Customers may also directly access order status and shipment history over the Internet. Other improvements include enhanced product sales information, reporting for principal vendors and real time open call status reporting for service customers. In 1997, "datamarts", which allow the definition and creation of download-able data files over the Internet, were made available to both customers and Company personnel. The Company's comprehensive Intranet application was significantly enhanced during 1997. Accessible only to Company personnel, the Intranet provides rapid access to Company organization charts, policies, procedures and other corporate information and has a user-friendly query interface to locate answers to frequently asked questions.

     During 1997 the Company implemented the first portions of a comprehensive customer management and event tracking system to be used by Company personnel. This new system is active in the customer center and is being expanded during 1998 into the product services, credit and collections, remote help desk and service dispatch areas. This new system also provides the Company with a unified customer issue and activity tracking capability and improved interdepartmental communications regarding customer support.

     The Company continues to expand its new Sales Force Automation ("SFA") package, which provides Company sales representatives access to e-mail and key Company applications from remote locations, allowing them to spend more time with customers and improve productivity. During 1998, all service engineers will gain access to the SFA tools which have proven very valuable to the sales force over the last year. Service engineers will also be able to directly report time and activities from remote locations using special wireless communications features expected to be added in 1998. The Company expects these new capabilities will significantly improve engineer productivity and enhance customer service levels.

     The Company's two distribution centers are highly automated and employ advanced inventory management and order processing technologies that allow the Company to configure desktop products and receive, process and ship customer orders accurately and efficiently. The Company operates a 300,000 square foot facility in Paulsboro, New Jersey, and a 104,000 square foot facility in Stockton, California. Each of these facilities contains configuration centers which the Company expects to be sufficient for the implementation of its vendors' channel assembly programs. Channel assembly refers to manufacturing programs that are designed to empower resellers to provide custom-built brand-name desktop components at competitive prices. The Company has been selected by Compaq, HP and IBM to be a participant in the development and implementation of each of their final assembly programs. The distribution centers also utilize hand-held, radio frequency devices to stock, pick and update the status and location of inventory. These devices play a key role in enabling the Company to efficiently handle increasing volume and are used in the daily cycle counting process, which the Company believes has resulted in improved overall inventory integrity and bin accuracy.

     The Company's distribution, configuration, return merchandise and product services departments are ISO 9002 certified. ISO 9002 is part of the ISO 9000 set of standards developed by the International Organization of Standardization ("ISO"), which represent common international business quality standards designed to help demonstrate the capability of a supplier to control the processes that determine the acceptability of the product being delivered.

PRODUCTS

     The Company provides procurement services for sophisticated technologies consisting of distributed desktop computer products, peripherals, software and services to its customers. It is an authorized dealer of Compaq, HP, IBM, Intel, Microsoft and Toshiba as well as other major manufacturers and software suppliers. The Company sources over 5,000 different desktop products, components and accessories, consisting of leading as well as alternative brands.

     CompuCom provides the integration of a variety of manufacturers' products into various desktop system configurations to meet customers' individual needs. The Company provides value to its customers by allowing them to choose products or components from various manufacturers that best suit their desktop and network needs as opposed to manufacturers' direct sales organizations which typically configure or market desktop systems that include products only from that particular manufacturer.

NETWORK AND TECHNOLOGY SERVICES

      The Company continues to focus on expanding its presence in the service market. This commitment is reflected in the increase in its service personnel. As of December 31, 1997, the Company employed over 2,000 service personnel, including system engineers, network engineers, and field engineers, compared to approximately 800 as of the beginning of 1995. These service personnel provide configuration, field engineering, network management, help desk services and technology management to the Company's customers.

      CompuCom maintains two configuration centers, one in each of the Company's distribution centers. These centers contain configuration systems that have the ability to set up and configure product that includes both standard and nonstandard components or software to enable the Company to meet increasing customer demand for advanced system and network configuration technologies.
 The Company's configuration centers also have the capability to perform its vendors' channel assembly programs.

      Through its field engineering group, the Company provides hardware maintenance services ranging from simple desktop repairs, installations, moves, adds, and changes to complex network repairs, application setups and software upgrades. These services are provided through the Company's sales and service centers and are performed based upon the specific customer needs, such as on-site support, warranty support, change and upgrade management, contracted response or time and material.

      CompuCom's Systems Management Group focuses on the development, testing and implementation of enterprise management systems. The systems management service offerings include: network audits, which consist of an on-site detailed analysis of the current configuration and health of the customer's network environment; network control center design, which includes building a network control center at the customer's location; and remote network monitoring of the customer's network performed by CompuCom's network control center located at the Company's headquarters in Dallas, Texas.

      CompuCom offers help desk support through its Remote Help Desk Services located at the Company's headquarters in Dallas, Texas and at customer locations. These help desk services offer information systems departments the skills and resources needed to design, implement and operate a consolidated, resolution-oriented help desk to support a customer's information technology investments. CompuCom's help desk services include call management, problem management and event tracking. The Company's help desk support group consists of personnel with expertise in software applications, network operating systems and hardware, who provide technical support to end-users and system administrators. The help desk support group also has access to a "solutions database" to help solve common problems.

      The Company has reorganized its consulting and system engineering groups and has formed a National Consulting Group that is intended to create a nationwide consistency of service offerings. The newly formed group offers technology management services by providing LAN/WAN project and consulting services that focus on the integration of new and existing computing technologies into existing corporate computing environments. These services include strategic planning, technology briefings, systems analysis, system design services, technology selection and design of support infrastructures. By combining the expertise of its consultant personnel with strategic manufacturer partnerships, the Company will be able to provide solutions for complex network integration projects. The National Consulting Group also will provide an improved career path for the Company's service engineers, conduct sales training to help identify customer opportunities for consulting, and provide a way for the Company to architect solutions for customers in migration planning, project management, help desk and overall enterprise systems management.

PRINCIPAL SUPPLIERS

     A major portion of the Company's revenues are derived from sales of distributed desktop computer products including Compaq, IBM and HP products. The Company's agreements with these vendors contain provisions providing for periodic renewals and permitting termination by the vendor without cause, generally upon 30 to 90 days written notice, depending upon the vendor. Since 1987, Compaq, IBM and HP have regularly renewed their respective dealer agreements with the Company, although there can be no assurance that the regular renewals of the Company's dealer agreements will continue. The termination, or nonrenewal, of the Company's Compaq, IBM or HP dealer agreements, could materially adversely affect the Company's business. The Company, however, is not aware of any reason for the termination, or nonrenewal, of any of those dealer agreements and believes that its relationships with Compaq, IBM and HP are satisfactory.

     The Company purchases products from Compaq, IBM and HP at pricing levels that the Company believes are the lowest prices available to those vendors' respective dealers, with the exception of special bid pricing for specific large customer accounts. All of the Company's principal suppliers require that the Company purchase certain minimum volumes of products in a specified period to maintain favorable pricing levels. The Company also obtains favorable terms and incentives from Compaq, IBM and HP by participating in certain vendor programs offered by those suppliers. The Company has certain selling, promotional and related expenses reimbursed by vendors under dealer programs offered by those and other suppliers. However, there can be no assurance that any of these programs will continue in 1998 or that the Company will continue to participate in any of these programs at the same level as in 1997.

     Sales of Compaq, IBM and HP products accounted for approximately 32%, 19% and 14%, respectively, of the Company's 1997 net revenues compared to 31%, 15% and 12%, respectively, in 1996 and 28%, 16% and 11%, respectively, in 1995.

     The Company has been selected as a participant in the Compaq, IBM, and HP channel assembly programs. To date, these programs have not been utilized in a significant portion of the Company's shipments, but the Company expects these programs to be utilized in a larger proportion of its shipments during 1998. The objective of channel assembly programs is to achieve cost savings through lower finished goods inventory, higher inventory turns and lower price protection requirements and passing such cost savings on to the customer, minizing the direct marketers' pricing advantage. The Company believes that being able to effectively utilize its vendors' channel assembly programs will play an important role in its competitiveness and future financial performance.

     Due to the rapid delivery requirements of its customers and to assure itself of a continuous allotment of products from suppliers, the Company maintains adequate levels of inventory funded through its credit facilities and vendor credit. The Company's major suppliers at times provide price protection programs to the Company that are intended to reduce the risk of inventory devaluation by absorbing temporary price reductions and long-term price declines associated with aging product life cycles. The Company also has the option of returning a certain percentage of its current product inventories each quarter to these principal suppliers as it assesses each product's current and forecasted demand schedule. If such returns exceed certain specified levels, the Company may be charged restocking fees ranging up to 5%. The Company did not incur any significant restocking fees in 1997 and expects returns to decrease upon implementation of its vendors' channel assembly programs.

DEPENDENCE UPON MAJOR VENDORS AND OTHER SUPPLIERS

     The Company is dependent upon the continued supply of products and components from its suppliers, particularly Compaq, IBM and HP. Historically, certain suppliers occasionally experience shortages of select product that render components unavailable or necessitate product allocations among resellers. While certain shortages existed throughout 1997, the Company believes the product availability issues are a result of the present dynamics of the desktop computer industry as a whole, which include shortened product life cycles and increased frequency of new product introductions into the marketplace. While there can be no assurance that product unavailability or product allocations, or both, will not increase in 1998, the impact of such an interruption is not expected to be unduly troublesome due to the breadth of alternative product lines available to the Company.

COMPETITION

     The Company's industry is characterized by intense competition, primarily in the areas of price, product availability and breadth of product line. Many established desktop computer manufacturers (including some of the Company's own vendors), direct marketers, systems integrators and other resellers of distributed desktop or networking products including Entex Information Services, Inc., InaCom Corp., Microage, Inc., and Vanstar Corporation, compete with the Company in the configuration and distribution of computer systems and equipment. In the past, direct marketers have had a distinct pricing advantage over resellers such as CompuCom. In response to the increased competition, particularly from direct marketers, a number of the Company's competitors have sought to increase their market share through acquisitions. The Company expects that the pace of consolidation in the industry will accelerate in 1998. In order to keep pace with its primary competitors and to leverage its channel assembly capabilities, the Company expects to pursue additional acquisitions. In order to help combat the direct marketers' pricing advantage, the Company and its major vendors are in the process of developing and implementing channel assembly programs. The Company believes that being a participant in its vendors' channel assembly programs will give it both a marketing and pricing advantage over its reseller competitors who have not been chosen to participate. In the highly fragmented computer services area, the Company competes with several larger competitors, other corporate resellers pursuing high-end services opportunities, as well as smaller computer services companies. Some of these competitors have financial, technical, manufacturing, sales, marketing and other resources that are substantially greater than those of the Company. Although the Company believes it currently competes favorably within the desktop computer industry, there can be no assurance that the Company will be able to continue to compete successfully with new or existing competition.

     The Company's product margins increased in 1997 as compared to 1996, due in part to the Company's effort to reduce low-margin product business. The Company believes that gross margins will continue to be reactive to industry-wide changes and pricing strategies. Future profitability will depend on the Company's ability to retain and hire quality service personnel while effectively
managing the utilization of such personnel.   It will also depend on increased
focus on providing technical service and support to customers, product demand, competition, manufacturer product availability and pricing strategies, effective utilization of vendor programs, the Company's ability to successfully manage the channel assembly programs of its major vendors, as well as the Company's control of operating expenses.

THE COMPANY'S EMPLOYEES

     The Company employed approximately 4,300 full-time employees as of December 31, 1997. The Company offers its full-time employees health, long-term disability, dental and life insurance benefits and has a 401(k) plan for eligible employees. None of the Company's employees are represented by a union, and the Company considers its employee relations to be good.


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

Item 2  PROPERTIES
------  ----------

     The Company's principal executive and administrative offices are located on a 20 acre campus-type setting consisting of two buildings containing approximately 250,000 square feet of office space in Dallas, Texas. The Company purchased this facility during 1996, refurbished it, and fully occupied the facility by the end of 1997. One of the buildings is an eight-story structure and contains executive offices, marketing, customer center, finance, purchasing, human resources, and the Company's Dallas sales office. An adjoining three-story building contains the Company's information systems group and its remote help desk personnel. The Company completed the sale of its former headquarters building during the fourth quarter of 1997.

     In late 1994, the Company leased approximately 50,000 square feet of additional office space in Dallas near its headquarters, for a term of 60 months commencing March 1995. During 1997, the Company relocated the functions that were in this leased facility to the Company's headquarters and operations campus. Subsequently, the Company was able to sublet this office space to a third party for a term coinciding with the Company's lease term, which expires in February 2000.

     The Company distributes products primarily from two leased warehouse facilities. In August 1996, the Company entered into a lease for approximately 300,000 square feet of warehouse space located in Paulsboro, New Jersey, which has a five-year term, with a cancellation option exercisable at any time after August 1999. This new facility doubled warehouse space and contains a state-of-the-art 90,000 square foot configuration center, which tripled the Company's configuration capacity, allowing the Company to meet increasing customer demand for advanced system and network technologies and provides adequate space for channel assembly. Its western distribution center has approximately 104,000 square feet of leased warehouse space in Stockton, California, under a lease that expires in May 1999, with a cancellation option exercisable in May of each year.

     The Company also has noncancelable operating leases for its sales and service centers, expiring at various dates between 1998 and 2004. See Note 12 to the accompanying Notes to Consolidated Financial Statements for additional information regarding lease costs. The Company believes there will be no difficulty in negotiating the renewal of its real property leases as they expire or in finding other satisfactory space. In the opinion of management, the properties are in good condition and repair and are adequate for the particular operations for which they are used.

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

     None have been submitted in the fourth quarter 1997.

                                    PART II
                                    -------

Item 5  MARKET FOR REGISTRANT'S COMMON STOCK
------  ------------------------------------

     The Company's common stock is listed on the NASDAQ National Market (Symbol:
CMPC). As of December 31, 1997, there were approximately 10,000 beneficial holders of the Company's common stock. The high and low sales prices reported within each quarter for the years ended December 31, 1997 and 1996 are as follows:

                               1997                             1996
                       ----------------------           ---------------------
                         High           Low               High          Low
                        -------       -------           -------       -------

First quarter            $11.13         $4.00            $ 9.63         $6.25

Second quarter             7.88          5.75             13.88          8.13

Third quarter             11.00          6.25             12.25          7.13

Fourth quarter            10.88          8.25             12.38          8.00

     The last sale price reported for the Company's common stock on March 16, 1998 was $8.81.

     The Company has historically reinvested earnings in the growth of its business and has not paid cash dividends on its common stock. In addition, the Company's current credit facilities restrict the amount of dividends the Company may pay on its common stock.

Item 6  SELECTED FINANCIAL DATA
------  -----------------------

     Selected financial data for the Company is presented below:


                                                                      For the Years Ended December 31,
                                                ---------------------------------------------------------------------------
Operating Results                                  1997            1996             1995            1994            1993
-----------------                               ----------      ----------       ----------      ----------      ----------
(in thousands, except per share amounts)

    Net revenues                                $1,949,802      $1,995,191       $1,441,597      $1,255,813      $1,015,482

    Gross margin                                   267,545         240,963          174,908         141,693         127,875

    Earnings before income taxes                    58,658  *       50,616  **       34,335          24,432          18,908

    Net earnings                                    35,194  *       30,471  **       20,670          14,659          11,439

    Earnings per common share:
       Basic                                           .75  *          .66  **          .54             .43             .37
       Diluted                                         .71  *          .61  **          .45             .34             .29

Balance Sheet Data
------------------

    Total assets                                $  462,590      $  692,985       $  508,704      $  429,531      $  365,071

    Long-term debt                                  97,400         236,450          120,364         118,974         107,316

    Convertible subordinated notes                   3,000           3,000            3,000          18,214          17,880

    Stockholders' equity                           210,200         171,098          138,341          94,368          55,730

    * Includes nonrecurring gains on prepayment of secured note related to sale of subsidiary in 1994 of $1.0 million and gain on sale of Company's former headquarters of $2.4 million or $.07 per share (Basic and Diluted)
    ** Includes nonrecurring gain on sale of securities of $5.2 million (Basic -
       $.12 per share, Diluted - $.10 per share)

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------  -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

     RESULTS OF OPERATIONS

     The following table presents the Company's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, nonrecurring gains, income taxes and net earnings are shown as a percentage of total net revenue for the three years ended December 31:

                                              1997         1996         1995
                                           -----------------------------------
                                                     ($ in millions)
Revenue:
    Product                                   $1,700       $1,817       $1,334
    Service                                      236          169          101
    Other                                         14            9            6
                                           ===================================
      Total revenue                           $1,950       $1,995       $1,441
                                           ===================================

Gross margin:
    Product                                   $  176       $  181       $  141
    Service                                       84           56           31
    Other                                          7            4            3
                                           ===================================
      Total gross margin                      $  267       $  241       $  175
                                           ===================================

Gross margin percentage:
    Product                                    10.4%        10.0%        10.6%
    Service                                    35.7%        33.3%        30.5%
    Other                                      48.8%        39.2%        51.2%
                                           -----------------------------------
      Total gross margin percentage            13.7%        12.1%        12.1%
                                           -----------------------------------

Operating expenses:
    Selling                                     4.0%         4.0%         4.3%
    Service                                     2.5%         2.0%         1.5%
    General and administrative                  3.1%         2.8%         2.6%
    Depreciation and amortization               0.6%         0.5%         0.4%
                                           -----------------------------------
      Total operating expenses                 10.2%         9.3%         8.8%
                                           -----------------------------------

Earnings from operations                        3.5%         2.8%         3.3%

Financing expenses                            (0.8%)       (0.7%)       (0.9%)
Nonrecurring gains                              0.3%         0.4%
                                           -----------------------------------

Earnings before income taxes                    3.0%         2.5%         2.4%

Income taxes                                    1.2%         1.0%         1.0%
                                           -----------------------------------

Net earnings                                    1.8%         1.5%         1.4%
                                           ===================================

                             1997 COMPARED TO 1996
                             ---------------------

     Product revenue, which is primarily derived from the sale of distributed desktop computer products to corporate customers, declined 7% to $1.70 billion in 1997 from $1.82 billion in 1996. Although the Company shipped more desktop, laptop and server units in 1997 compared to 1996, the units were sold at a lower average sales price primarily due to manufacturer price reductions, which contributed to the overall decrease in product revenue. In addition, the Company believes the product revenue decline is attributable to an increase in direct marketers' market share and the Company's effort during much of 1997 to improve product margins by reducing its low-margin product business. The Company currently plans to grow revenue in 1998 through an acquisition strategy designed to increase its presence in certain geographical markets and through the hiring of additional sales representatives.

     Product gross margin as a percentage of product net revenue increased to 10.4% in 1997 from 10.0% in 1996. This increase is primarily due to the Company's effort to reduce its low-margin product business, and an increase in the amount of manufacturer-sponsored incentives in 1997 compared to 1996. Future product margins will be influenced by competitive pressures from other resellers in the industry and direct marketers, manufacturers' pricing strategies, the Company's ability to successfully manage the channel assembly programs of its major vendors, and the level of low-margin sales. The Company participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume incentive programs and specific product rebates offered by certain manufacturers, are not material when compared to the Company's overall financial results. Due to the short order fulfillment cycle, the Company's backlog is not considered to be a meaningful indicator of future business prospects.

     Service revenue increased 39% to $236 million in 1997 from $169 million in 1996. Service revenue is primarily derived from LAN/WAN projects, consulting, asset tracking, network management, help desk, field engineering, procurement, configuration, distribution and software management. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increase in service revenue reflects the Company's continued focus on growing the service business. Also contributing to the revenue growth in service was the increase in the number of units sold during 1997 as compared to 1996, which increased demand for services such as configuration and installation. Service gross margin as a percentage of service net revenue increased to 35.7% in 1997 from 33.3% in 1996, primarily due to improved utilization of the Company's service personnel and growth in the Company's higher-end service offerings, such as systems engineering and consulting, which typically have higher margins than some of the Company's other services.

     As a percentage of net revenue, operating expenses for 1997 increased to 10.2% compared to 9.3% in 1996. On an absolute dollar basis, operating expenses for 1997 increased approximately $15 million compared to 1996. These increases are attributed to increases in service operating expenses, general and administrative expenses and depreciation expense. Selling expenses decreased due to the decline in product sales, but remained flat as a percentage of net revenue when compared to 1996. Service expenses increased both as a percentage of net revenue and in absolute dollars as a result of the growth in the Company's service business. Service revenue represented 12% of total revenue in 1997 as compared to 8% in 1996. However, the Company's efforts to control expenses resulted in a decrease in service expense as a percentage of service revenue to 21.0% in 1997 as compared to 23.5% in 1996. General and administrative expenses increased both in dollars and as a percentage of net revenues. These increases are mainly due to the continued investment in the Company's information system resources required to broaden the Company's electronic commerce capabilities and improve efficiency within the Company's customer center. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

     Depreciation and amortization expense increased in absolute dollars and as a percentage of net revenue for 1997. These increases primarily reflect depreciation of enhancements to the Company's information systems, facility improvements associated with the Company's new headquarters and operations campus and furniture and fixtures required to support business activity.

     Financing expenses remained relatively flat in dollars when 1997 is compared to 1996, but increased slightly as a percentage of revenue due to the decrease in revenues. The Company's borrowing levels were slightly higher in 1997 as compared to 1996; however, these higher levels were offset by a lower effective interest rate for 1997 due to changes the Company made in its financing arrangements. The Company's effective interest rate for 1997 was 6.7% as compared to 7.1% for 1996.

                                              (continued)

     During the third quarter of 1997, the Company recognized a previously deferred nonrecurring after-tax gain of $1.0 million. Recognition of the gain was due to the prepayment of a secured note related to the 1994 sale of the Company's former subsidiary, PC Parts Express, Inc. (now known as PC Service Source, Inc.).

     During the fourth quarter of 1997, the Company recognized a nonrecurring after-tax gain of $2.4 million on the sale of the Company's former headquarters.

     During the second quarter of 1996, the Company participated in the secondary stock offering of PC Service Source, Inc. resulting in an after-tax, nonrecurring gain on the sale of securities of $5.2 million.

     As a result of the factors discussed above, net earnings, excluding the nonrecurring gains in 1997 and 1996, increased 26% to $31.8 million in 1997 from $25.2 million in 1996. The earnings per share impact of the 1997 nonrecurring gains was $.07 on a diluted basis, while in 1996, the earnings per share impact of the nonrecurring gain was $.10 on a diluted basis. Future profitability will depend on the Company's ability to retain and hire quality service personnel while effectively managing the utilization of such personnel. It will also depend on increased focus on providing technical service and support to customers, demand for product, competition, manufacturer product availability and pricing changes, effective utilization of vendor programs, the Company's ability to successfully manage the implementation and operation of the channel assembly programs of its major vendors, as well as the Company's control of operating expenses.

                             1996 COMPARED TO 1995
                             ---------------------

     Product revenue increased 36% to $1.82 billion in 1996 compared to $1.33 billion in 1995. The increase in product revenue reflected the Company's efforts in establishing new relationships with several large customers during the year, as well as higher demand for distributed computing technologies. The strong product results also reflect the advancements the Company made in customer procurement systems, data warehouse queries and Web-based order statusing, which reduced customers' overall procurement costs.

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

     As a percentage of net revenue, operating expenses for 1996 increased to 9.3% compared to 8.8% in 1995, to support the continued revenue growth and expansion of the service business. On an absolute dollar basis, operating expenses increased approximately $56 million, primarily due to the continued investment in the Company's service business and information systems enhancements. Selling expenses, as a percentage of net revenue, decreased when compared to 1995 primarily due to the fixed component of expense being spread over higher volume and increased sales productivity. Service expenses, which increased both as a percentage of net revenue and in absolute dollars, primarily reflect costs related to the infrastructure, established starting in 1995, necessary to manage and expand the service business. General and administrative expenses increased due to the continued investment in the Company's information system resources required to enhance customer satisfaction particularly through data warehousing, improved customer procurement systems, enhanced reporting for the service business, and expenses related to its campus recruiting program.

     Depreciation and amortization expense increased in absolute dollars and as a percentage of net revenue for 1996 as compared to 1995. The dollar increase is primarily related to facility improvements and warehouse equipment for the Company's eastern distribution facility opened during the third quarter of 1996, enhancements to the Company's information systems, and furniture and fixtures required to support business activity.

                                              (continued)

     Financing expenses decreased as a percentage of net revenue for 1996 as compared to 1995, but increased in absolute dollars by $2.5 million, primarily due to increased borrowing to support the significant revenue growth, partially offset by a lower effective interest rate resulting from new financing arrangements, and redemption in October 1995 of the Company's $18.5 million 9% Convertible Subordinated Notes ("Notes"). The Notes were converted into 8.4 million shares of the Company's common stock resulting in savings of approximately $1.7 million annually.

     During the second quarter of 1996, the Company participated in the secondary stock offering of PC Service Source, Inc. resulting in an after-tax, nonrecurring gain on the sale of securities of $5.2 million.

     As a result of the factors discussed above, net earnings increased 47% to $30.4 million in 1996 from $20.7 million in 1995. Excluding the nonrecurring gain, net earnings increased 22% to $25.2 million.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at December 31, 1997 was $235 million compared to $342 million at December 31, 1996. The decrease is primarily a result of modifications to the Company's financing arrangements made during 1997. The Company was required to account for $175 million of its financing as "off-balance-sheet" financing in accordance with Statement of Financial Accounting Standards No. 125; this had the effect of reducing A/R and long-term debt. Although the Company's working capital decreased in dollar terms from December 31, 1996, the Company's working capital ratio increased to 2.6 in 1997 from 2.2 in 1996. This increase was primarily due to a significant reduction in accounts payable, as the Company took advantage of early-pay discount programs offered by certain of its vendors.

     The Company's capital asset requirements are generally funded through financing arrangements and internally generated funds. As of December 31, 1997, the Company's financing arrangements consist of a $175 million Securitization Facility, a $125 million working capital facility and a $25 million real estate loan (collectively, the "Credit Agreements"). The term of the Credit
Agreements is five years. The $25 million real estate loan is payable as follows: the first quarterly payment of $500,000 is due on April 1, 1999, quarterly payments increase to $1,000,000 on January 1, 2000, and then increase to $2,000,000 on January 1, 2001, with a final payment of $3,500,000 due on November 2, 2002. The Company is currently evaluating other permanent financing options for the real estate loan.

     The Company's business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. Capital expenditures were approximately $22 million in 1997 as compared to $42 million in 1996. The majority of the 1997 expenditures were related to facility improvements to prepare the Company's new headquarters and operations campus for occupancy, as well as information systems enhancements. The majority of the $42 million in 1996 was for the purchase of the headquarters and operations campus and improvements to the Company's eastern distribution center. The refurbishment of the Company's new headquarters and operations campus was substantially completed by December 31, 1997, and the Company expects capital expenditures to return to more normal levels in 1998.

     On March 19, 1998, the Company announced it had signed a nonbinding letter of intent with Computer Integration Corporation ("CIC") relating to a potential all-cash acquisition of CIC. Under the proposed terms of the letter of intent, CompuCom would pay CIC a total of $17.25 million which would be used to pay certain obligations of CIC and purchase all of CIC's outstanding preferred stock and common stock. It is currently anticipated that, if the transaction is consummated on the proposed terms, approximately $12.95 million would be paid to common stockholders approximately $10.20 million (or $0.726 per share) in cash at the closing of the transaction and the remaining $2.75 million (or $0.196 per share) in an interest-bearing escrow fund. Any amount remaining in the escrow fund after the payment of certain potential post-closing adjustments would be paid to common stockholders approximately one year after closing.

                                              (continued)

IMPACT OF YEAR 2000 ISSUE

     The Year 2000 issue results from the fact that many computer programs were previously written using two digits rather than four to define the applicable year. Programs written in this way may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing business delays and disruptions of operations. At this time, the Company has completed initial assessment of its implemented computer systems, including its desktop computers, networks and servers, as well as its core internal information systems. The Company's core information systems include warehouse management, distribution, service dispatch, service parts, engineer billing, and financial information systems. This assessment has included the identification of each hardware, software, tool, and package that comprise these systems to determine whether or not they support Year 2000 date codes. The Company plans to complete remediation for those that are not currently in compliance and to begin testing all of its systems in 1998. The Company also reviews each of its new potential hardware and software purchases to ensure they are Year 2000 compliant. The Company has developed a step-by-step plan which details the tasks, deliverables, resources, and target dates necessary to monitor the Company's information systems at the turn of the century and beyond. This validation plan also includes the availability of a test team that will test the Company's information systems on an on-going basis to further validate that additions or modifications to any of the Company's systems do not create Year 2000 compliance issues. As a reseller of computer products, the Company only passes through to its customers the applicable vendor's warranties; it makes no warranties regarding Year 2000 compliance on any of the products it resells. At present, the Company does not anticipate that its business will be adversely affected by Year 2000 compliance issues. The total cost and time which will be incurred by the Company associated with the impact of Year 2000 compliance currently has not been determined with certainty, but the Company believes that Year 2000 compliance will not result in a material adverse effect on its financial condition or results of operations.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------  -------------------------------------------

     The consolidated financial statements and schedule filed with this report appear on pages F-2 through F-19, and are listed on page F-1.

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------  ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

     None.

                                    PART III
                                    --------

Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

     The executive officers of the Company as of March 16, 1998 are as follows:


            Name               Age                        Position
            ----               ---                        --------

     Edward Anderson /(1)/       51     President and Chief Executive Officer

     Daniel  F. Brown /(2)/      52     Executive Vice President, Sales

     William D. Barry /(3)/      39     Executive Vice President and Chief Operating Officer

     M. Lazane Smith /(4)/       43     Senior Vice President, Finance and Chief Financial Officer


 /(1)/ Mr. Anderson has served as President and Chief Executive Officer since
       January 1994. Mr. Anderson joined the Company in August 1993 as Chief Operating Officer and has been a Director of the Company since 1993. Prior to joining the Company, he held the position of President and Chief Operating Officer of Computerland Corporation from 1989 until 1993.

 /(2)/ Mr. Brown has held the position of Executive Vice President, Sales since
       February 1989, when he was promoted from Vice President, Sales, a position he had held since joining the Company in 1987. Mr. Brown has been a Director of the Company since 1990.

 /(3)/ Mr. Barry has held the position of Executive Vice President and Chief
       Operating Officer since February 1998, when he was promoted from Senior Vice President of Operations. Mr. Barry joined CompuCom in 1987 as a sales representative, and has held positions as a branch general manager and then a regional vice president, until being named Senior Vice President of Operations in August 1997.

 /(4)/ Ms. Smith has held the position of Senior Vice President, Finance and
       Chief Financial Officer since February 1997. Ms. Smith joined the Company in 1993 as Corporate Controller and was promoted to Vice President Finance and Corporate Controller in 1994. Prior to joining the Company, she held the position of Vice President Finance of Score Group, Inc. from 1992 to 1993.

     Directors

     The Company incorporates by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement relative to its May 14, 1998 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

     DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K

     The Company incorporates by reference the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in its definitive Proxy Statement relative to its May 14, 1998 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11  EXECUTIVE COMPENSATION
-------  ----------------------

     The Company incorporates by reference the information contained under the captions "Directors' Compensation" and "Executive Compensation" in its definitive Proxy Statement relative to its May 14, 1998 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

     The Company incorporates by reference the information contained under the caption "Securities Ownership of Certain Beneficial Owners and Management" in its definitive Proxy Statement relative to its May 14, 1998 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

     The Company incorporates by reference the information contained under the caption "Certain Transactions" in its definitive Proxy Statement relative to its May 14, 1998 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV
                                    -------

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------  ---------------------------------------------------------------

(a)  Financial Statements and Schedules.

     The financial statements and financial statement schedule filed with this report are listed on page F-1.

(b)  Reports on Form 8-K.

     Company Press Release filed on December 8, 1997 as Current Report on Form 8-K announcing that ClientLink, Inc., a subsidiary of the Company, has filed a registration statement with the Securities and Exchange Commission for an initial public offering of shares of its common stock.

(c)  Exhibits.

     The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

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

4(c)**   CompuCom Systems, Inc. 1993 Stock Option Plan, as amended (15) (Exhibit
         A)

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

10(b)** Amendment 1996-1 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective May 1, 1996 (12) (Exhibit 10.9)

10(c) Amended and Restated Agreement for Inventory Financing, dated September 20, 1996, between CompuCom Systems, Inc. and IBM Credit Corporation
         (14) (Exhibit 10(d))

10(d) IBM Credit Corporation agreement with CompuCom Systems, Inc. to extend the terms of the Agreement for Inventory Financing to March 20, 1998. *

10(e) Security Agreement for Wholesale Financing, dated December 27, 1993, between CompuCom Systems, Inc. and Compaq Computer Corporation (7) (Exhibit 10(e))

10(f) Intercreditor Agreement, dated December 27, 1993, among NationsBank of Texas, N.A., CompuCom Systems, Inc., and Compaq Computer Corporation
         (7) (Exhibit 10(f))

Exhibit
  No.                             Description
-------                           -----------

10(g) Subordination Agreement, dated August 22, 1994, among Hewlett-Packard Company, NationsBank of Texas, N.A., and IBM Credit Corporation, pertaining to certain assets of CompuCom Systems, Inc. (9) (Exhibit 10(h))

10(h) Intercreditor Agreement, dated as of April 1, 1996, among NationsBank of Texas, N.A., CompuCom Systems, Inc. and IBM Credit Corporation (12) (Exhibit 10.4)

10(i) Credit Agreement, dated as of September 26, 1996, between NationsBank of Texas, N.A. and CompuCom Systems, Inc. (exhibits and schedules omitted) (13) (Exhibit 10.1)

10(j) Amended and Restated Master Security Agreement and Administration Agreement, dated as of September 25, 1996, among CompuCom Systems, Inc., NationsBank of Texas, N.A., CSI Funding, Inc. and Enterprise Funding Corporation (exhibits omitted) (13) (Exhibit 10.2)

10(k) Amendment No. 1 to Amended and Restated Master Security Agreement and Administration Agreement, dated as of December 5, 1996, among CompuCom Systems, Inc., NationsBank of Texas, N.A.,CSI Funding, Inc. and Enterprise Funding Corporation (exhibits omitted) (14) (Exhibit 10(k))

10(l) Receivables Purchase Agreement, dated as of April 1, 1996, between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted) (12) (Exhibit 10.6)

10(m) First Amendment to Receivables Purchase Agreement, dated as of September 25, 1996, between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted) (13) (Exhibit 10.3)

10(n) Amendment No. 2 to Receivables Purchase Agreement, dated as of April 1, 1997, between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted) (17) (Exhibit 10.2)

10(o) Transfer and Administration Agreement, dated as of April 1, 1996, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) (12) (Exhibit 10.7)

10(p) First Amendment to Transfer and Administration Agreement, dated as of September 25, 1996, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted)
         (13) (Exhibit 10.4)

10(q) Amendment No. 2 to Transfer and Administration Agreement, dated as of December 5, 1996, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted)
         (14) (Exhibit 10(p))

10(r) Amendment No. 3 to Transfer and Administration Agreement, dated as of February 1, 1997, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted)
         (16) (Exhibit 10.1)

10(s) Amendment No. 4 to Transfer and Administration Agreement, dated as of April 1, 1997, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted)
         (17) (Exhibit 10.1)

10(t) Amended and Restated Credit Agreement, dated as of November 3, 1997, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits and schedules omitted) *

10(u) Amended and Restated Receivables Purchase Agreement, dated as of November 3, 1997, between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted) *

Exhibit
  No.                                Description
-------                              -----------

10(v) Amended and Restated Transfer and Administration Agreement, dated as of November 3, 1997, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted)
         *

10(w) Business Partner Agreement, dated September 15, 1994, between IBM Corporation and CompuCom Systems, Inc., with Dealer Profile, Remarketer General Terms, and attachments (9) (Exhibit 10(n))

10(x) IBM Corporation Remarketer Announcement, dated March 13, 1996, modifying its Business Partner Agreement with CompuCom Systems, Inc. to automatically extend its term for an additional 12 months upon its expiration (14) (Exhibit 10(r))

10(y) Agreement for participation in the IBM Business Partner - PC, Authorized Assembler Program, dated January 16, 1997 between IBM Corporation and CompuCom Systems, Inc. *

10(z) Agreement to extend participation in the IBM Business Partner - PC, Authorized Assembler Program, dated November 18, 1997 between IBM Corporation and CompuCom Systems, Inc. to December 31, 1998 *

10(aa) U.S. Reseller Agreement, dated January 23, 1993, between Compaq Computer Corporation and CompuCom Systems, Inc. (7) (Exhibit 10(l))

10(bb) Software License Agreement, dated January 15, 1998, between Compaq Computer Corporation and CompuCom Systems, Inc. *

10(cc) Channel Installation Agreement for Microsoft Products, dated January 15, 1998, between Compaq Computer Corporation and CompuCom Systems, Inc. *

10(dd) U.S. Reseller Agreement, dated March 1, 1996, between Hewlett-Packard Company and CompuCom Systems, Inc. (12) (Exhibit 10.8)

10(ee) U.S. Agreement for Authorized Reseller Participation in Channel Assembly Program, dated March 1, 1997, between Hewlett-Packard Company and CompuCom Systems, Inc. *

10(ff) Administrative Services Agreement, dated January 1, 1988, between CompuCom Systems, Inc. and Safeguard Scientifics, Inc., with Letter Amendment dated as of April 1, 1991 (4) (Exhibit 10(z))

10(gg) Lease dated May 16, 1996, between CompuCom Systems, Inc. and The Riggs National Bank of Washington, D.C. for premises at 1225 Forest Parkway, Paulsboro, New Jersey (exhibits omitted) (13) (Exhibit 10.8)

10(hh) Ratification Agreement dated January 9, 1992 between CompuCom Systems, Inc. and The Arch Street Group with respect to assignment of Lease dated November 1, 1988 between The Arch Road Group and Photo & Sound Company (attached) for premises at 4686 Frontier, Stockton, California
         (4) (Exhibit 10(dd))

10(ii) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of September 27, 1996, from CompuCom Systems, Inc. to Nationsbank of Texas, N.A. (exhibits omitted) (13) (Exhibit 10.7)

10(jj) Contract of Sale between CompuCom Systems, Inc., as seller, and MacFarlan Realty Partners, L.L.C., as purchaser, for property located at 10100 North Central Expressway, Dallas, Texas, dated effective October 23, 1997 *

Exhibit
  No.                                Description
-------                              -----------

10(kk) First Amendment to Contract of Sale between CompuCom Systems, Inc., as seller, and MacFarlan Realty Partners, L.L.C., as purchaser, for property located at 10100 North Central Expressway, Dallas, Texas, dated effective December 9, 1997 *

10(ll) $7,840,000 Secured Promissory Note, dated December 30, 1997, from MacFarlan Realty Partners, L.L.C., to CompuCom Systems, Inc. *

10(mm) Lease dated December 2, 1994 between CompuCom Systems, Inc. and ZML - Glen Lakes Tower Limited Partnership for premises at 9400 North Central Expressway, Dallas Texas (9) (Exhibit 10(aa)

10(nn)** $1,181,250 Amended and Restated Secured Term Note, dated February 12,
         1997, from Edward R. Anderson to CompuCom Systems, Inc. (14) (Exhibit 10(ff))

10(oo)** Pledge Agreement, dated August 31, 1994, between Edward R. Anderson and
         CompuCom Systems, Inc. (9) (Exhibit 10(nn))

10(pp)** $661,251 Secured Term Note, dated June 16, 1997, from Daniel F. Brown to CompuCom Systems, Inc. *

10(qq)** Pledge Agreement, dated June 16, 1997, from Daniel F. Brown and
         CompuCom Systems, Inc. *

10(rr)** Executive Employment Agreement, dated October 24, 1997, between Edward
         R. Anderson and CompuCom Systems, Inc. *

10(ss)** Executive Employment Agreement, dated October 24, 1997, between M.
         Lazane Smith and CompuCom Systems, Inc. *

21       List of Subsidiaries *

23       Consent of KPMG Peat Marwick LLP *

27.1     Financial Data Schedule *

27.2     Restated Financial Data Schedules for 1995, 1996 *

27.3     Restated Financial Data Schedules for 1997 *
---------------

*        Filed herewith

** These exhibits relate to management contracts or to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate, required to be filed as xhibits to this Form 10-K.

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

(14) Filed on March 31, 1997 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.

(15) Filed on April 9, 1997 as an exhibit to the 1997 Annual Meeting Proxy Statement and incorporated herein by reference.

(16) Filed on May 15, 1997 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.

(17) Filed on August 14, 1997 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.

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

 Consolidated Statements of Operations                                  F-4

 Consolidated Statements of Stockholders' Equity                        F-5

 Consolidated Statements of Cash Flows                                  F-6

 Notes to Consolidated Financial Statements                             F-7

 Financial Statement Schedule


      Schedule II        Valuation and Qualifying Accounts             F-19

                          Independent Auditors' Report
                          ----------------------------

The Stockholders and Board of Directors
CompuCom Systems, Inc.:


         We have audited the accompanying consolidated balance sheets of CompuCom Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompuCom Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                                           KPMG PEAT MARWICK LLP




Dallas, Texas
January 27, 1998

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1997 and 1996
                     (In thousands, except share amounts)


                         Assets                                           1997          1996
                         ------                                        ---------    ---------
Current assets:
    Cash                                                                $   4,456    $   4,320
    Receivables, less allowance for doubtful accounts
      of $2,672 in 1997 and $2,274 in 1996                                177,141      377,598
    Inventories                                                           197,958      233,464
    Other                                                                   2,880        3,508
                                                                        ---------    ---------
        Total current assets                                              382,435      618,890

Property and equipment:
    Land, building and improvements                                        38,441       33,067
    Furniture, fixtures and other equipment                                41,338       31,556
    Leasehold improvements                                                  7,099        6,502
                                                                        ---------    ---------
                                                                           86,878       71,125
    Less accumulated depreciation and amortization                        (23,519)     (16,817)
                                                                        ---------    ---------
        Net property and equipment                                         63,359       54,308

Cost in excess of fair value of tangible net assets
    purchased, less accumulated amortization                               13,569       16,513
Other                                                                       3,227        3,274
                                                                        ---------    ---------

                                                                        $ 462,590    $ 692,985
                                                                        =========    =========
            Liabilities and Stockholders' Equity
            ------------------------------------
Current liabilities:
    Accounts payable                                                    $  72,475    $ 217,424
    Accrued liabilities                                                    71,791       59,004
    Convertible subordinated notes                                          3,000
                                                                        ---------    ---------
        Total current liabilities                                         147,266      276,428

Long-term debt                                                             97,400      236,450
Deferred income taxes                                                       7,198        5,671
Other                                                                         526          338
Convertible subordinated notes                                                           3,000

Stockholders' equity:
    Series B preferred stock, $10 stated value.  Authorized 3,000,000
      shares; issued and outstanding 1,500,000 shares                      15,000       15,000
    Common stock, $.01 par value.  Authorized 70,000,000 shares;
      issued and outstanding 46,111,820 shares in 1997
      and 44,927,571 shares in 1996                                           461          449
    Additional paid-in capital                                             65,762       60,966
    Retained earnings                                                     128,977       94,683
                                                                        ---------    ---------
        Total stockholders' equity                                        210,200      171,098
                                                                        ---------    ---------

                                                                        $ 462,590    $ 692,985
                                                                        =========    =========

See accompanying notes to consolidated financial statements

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995

                    (In thousands, except per share amounts)


                                        1997           1996          1995
                                     -----------    -----------    -----------
Revenue:
    Product                          $ 1,699,268    $ 1,816,504    $ 1,334,442
    Service                              236,221        169,600        100,868
    Other                                 14,313          9,087          6,287
                                     -----------    -----------    -----------
      Total revenue                    1,949,802      1,995,191      1,441,597
                                     -----------    -----------    -----------

Cost of revenue:
    Product                            1,523,034      1,635,653      1,193,513
    Service                              151,894        113,046         70,107
    Other                                  7,329          5,529          3,069
                                     -----------    -----------    -----------
      Total cost of revenue            1,682,257      1,754,228      1,266,689
                                     -----------    -----------    -----------

Gross margin                             267,545        240,963        174,908

Operating expenses:
    Selling                               79,188         80,105         62,066
    Service                               49,563         39,876         22,204
    General and administrative            59,539         55,580         37,722
    Depreciation and amortization         11,274          8,760          6,291
                                     -----------    -----------    -----------
      Total operating expenses           199,564        184,321        128,283
                                     -----------    -----------    -----------

Earnings from operations                  67,981         56,642         46,625

Financing expenses                       (14,947)       (14,764)       (12,290)
Nonrecurring gains                         5,624          8,738
                                     -----------    -----------    -----------
Earnings before income taxes              58,658         50,616         34,335

Income taxes                              23,464         20,145         13,665
                                     -----------    -----------    -----------

Net earnings                         $    35,194    $    30,471    $    20,670
                                     ===========    ===========    ===========

Earnings per common share:
      Basic                                 $.75           $.66           $.54

      Diluted                               $.71           $.61           $.45


Average common shares outstanding:
      Basic                               45,686         44,616         35,857
      Diluted                             50,034         49,887         48,311


See accompanying notes to consolidated financial statements.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1997, 1996 and 1995
                      (In thousands, except share amounts)



                                            Preferred Stock             Common Stock          Additional                  Total
                                        -----------------------     -----------------------    Paid-in     Retained    Stockholders'
                                          Shares        Amount        Shares       Amount      Capital     Earnings      Equity
                                        ----------    ----------    ----------   ----------   ----------  ----------    ----------
Balances at December 31, 1994            2,000,000    $   20,000    33,694,764   $      337   $   28,164   $   45,867   $   94,368

    Conversion of preferred stock         (500,000)       (5,000)      738,552            7        4,993                         0

    Conversion of convertible debt                                   8,409,087           84       18,366                    18,450

    Exercise of common stock warrants                                   53,331            1           79                        80

    Exercise of options                                              1,204,998           12        1,886                     1,898

    Pre-restructuring tax benefit                                                                  4,300                     4,300

    Preferred stock dividend                                                                                   (1,425)     (1,425)

    Net earnings                                                                                                20,670      20,670
                                        ----------    ----------    ----------   ----------   ----------   ----------   ----------

Balances at December 31, 1995            1,500,000        15,000    44,100,732          441       57,788       65,112      138,341

    Exercise of common stock warrants                                   71,666            1          107                       108

    Exercise of options                                                755,173            7        3,071                     3,078

    Preferred stock dividend                                                                                    (900)        (900)

    Net earnings                                                                                               30,471       30,471
                                        ----------    ----------    ----------   ----------   ----------   ----------   ----------

Balances at December 31, 1996            1,500,000        15,000    44,927,571          449       60,966       94,683      171,098

    Exercise of options                                              1,184,249           12        4,796                     4,808

    Preferred stock dividend                                                                                    (900)        (900)

    Net earnings                                                                                               35,194       35,194
                                        ----------    ----------    ----------   ----------   ----------   ----------   ----------

Balances at December 31, 1997            1,500,000    $   15,000    46,111,820   $      461   $   65,762   $  128,977   $  210,200
                                        ==========    ==========    ==========   ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995

                                 (In thousands)

                                                                     1997         1996         1995
                                                                   ---------    ---------    ---------
Cash flows from operating activities:
    Net earnings                                                   $  35,194    $  30,471    $  20,670
    Adjustments to reconcile net earnings to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                 11,274        8,760        6,291
        Deferred income taxes                                          1,527        1,719          355
        Nonrecurring gains                                            (5,624)      (8,738)

        Changes in assets and liabilities:
           Receivables                                               207,397     (111,936)     (28,450)
           Inventories                                                35,506      (36,933)     (41,290)
           Other current assets                                          628       (1,357)          20
           Accounts payable                                         (144,949)      28,244       35,111
           Accrued liabilities and other                              12,970        8,715       13,890
                                                                   ---------    ---------    ---------
             Net cash provided by (used in) operating activities     153,923      (81,055)       6,597
                                                                   ---------    ---------    ---------

Cash flows from investing activities:
    Capital expenditures, net                                        (22,418)     (42,135)      (5,999)
    Business acquisitions, net of cash acquired                                    (6,479)      (2,310)
    Proceeds from sale of building                                     1,960
    Proceeds from sale of securities                                   2,724       11,368
                                                                   ---------    ---------    ---------
             Net cash (used in) investing activities                 (17,734)     (37,246)      (8,309)
                                                                   ---------    ---------    ---------

Cash flows from financing activities:
    Net bank credit facility and other borrowings                   (139,961)     116,086        1,332
    Issuance of common stock                                           4,808        3,186        1,978
    Preferred stock dividend                                            (900)        (900)      (1,425)
                                                                   ---------    ---------    ---------
             Net cash provided by (used in) financing activities    (136,053)     118,372        1,885
                                                                   ---------    ---------    ---------

Net increase in cash                                                     136           71          173

Cash at beginning of year                                              4,320        4,249        4,076

                                                                   ---------    ---------    ---------
Cash at end of year                                                $   4,456    $   4,320    $   4,249
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

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies
    ------------------------------------------

        Description of Business
        -----------------------

              CompuCom Systems, Inc. and subsidiaries (the "Company") is a leading provider of network integration services and distributed desktop products for large corporate customers nationwide. The Company's services include LAN/WAN projects, consulting and asset tracking, network management, help desk, field engineering, procurement, configuration, distribution and software management.

        Principles of Consolidation
        ---------------------------

              The consolidated financial statements include the financial statements of CompuCom Systems, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

        Property and Equipment
        ----------------------

              Property and equipment are stated at cost less accumulated depreciation and amortization. Provision for depreciation and amortization is based on the estimated useful lives of the assets (building and leasehold improvements, 3 to 30 years; furniture and equipment, 5 years) and is computed primarily on the straight-line method.

        Cost in Excess of Fair Value of Tangible Net Assets Purchased
        -------------------------------------------------------------

              Cost in excess of fair value of tangible net assets purchased represents goodwill and customer lists and is amortized using the straight-line method over a 7 to 10 year period. Accumulated amortization at December 31, 1997 and 1996 was $12,715,000 and $9,846,000, respectively.

        Revenue Recognition
        -------------------

              Product revenues are recognized upon shipment, with provisions made for anticipated returns, which historically have been immaterial. Service revenues are recognized when the service is rendered or ratably if performed over a service contract period.

                                                             (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Vendor Programs
      ---------------

            The Company receives volume incentives and rebates from certain manufacturers related to sales of certain products which are recorded as a reduction of cost of goods sold when earned. The Company also receives manufacturer reimbursement for certain training, promotional and marketing activities that offset the expenses incurred by the Company.

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

      Earnings Per Common Share
      -------------------------

            In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." The Company adopted this standard, as required, for its December 31, 1997 financial statements. Basic earnings per common share is based on net earnings after preferred stock dividend requirements, if any, and the weighted-average number of common shares outstanding during each year. Diluted earnings per common share assumes conversion of dilutive convertible securities into common stock at the later of the beginning of the year or date of issuance and includes the add-back of related interest expense and/or dividends, as required.

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

      Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of
      -----------------------------------------------------------------------

            The Company has adopted the provisions of Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


                                                  (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

            Recent Accounting Pronouncements
            --------------------------------

                  In June 1997, the Financial Accounting Standards Board issued
            Statement No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. This Statement is required to be adopted for fiscal years beginning after December 15, 1997. The adoption of this pronouncement will not have an impact on the Company's financial position and results of operations but may change the presentation of certain of the Company's financial statements and related notes.

                  In June 1997, the Financial Accounting Standards Board issued
            Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is required to be adopted for fiscal years beginning after December 15, 1997. The adoption of this pronouncement will not have an impact on the Company's financial position and results of operations but may change the presentation of certain of the Company's financial statements and related notes.

            Stock-Based Compensation
            ------------------------

                  The Company accounts for stock options and stock-based awards using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. In accordance with Statement No. 123, "Accounting for Stock-Based Compensation," the Company has disclosed pro forma net earnings and net earnings per share as if the fair-value method had been applied.

            Reclassifications
            -----------------

                  Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation.

(2)   Inventories
      -----------

            Inventory is comprised of product inventory and spare parts. At December 31, 1997 and 1996, total inventory was $198.0 million and $233.5 million, respectively, net of inventory reserves of $9.9 million and $8.9 million as of the same dates. Gross product inventory was $195.5 million and $227.6 million at December 31, 1997 and 1996, respectively, and gross spare parts inventory as of the same dates was $12.4 million and $14.8 million.

(3)   Nonrecurring gain on sale of building
      -------------------------------------

            During the fourth quarter of 1997, the Company sold its former headquarters building, recognizing a nonrecurring after-tax gain of approximately $2.4 million. As part of the sale, the Company accepted cash of $2.0 million and a note receivable in the amount of $7.8 million. Interest accrues on the note at an annual rate of 6.8%. The note is secured by the Company's former headquarters building and is due and payable in full on October 31, 1998, with accrued interest. The note receivable is included in Receivables on the Consolidated Balance Sheet as of December 31, 1997.



                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4)   Financing Arrangements
      ----------------------

            The Company has financing arrangements which total $325 million, consisting of a $175 million receivable securitization ("Securitization"), a $125 million working capital facility ("Revolver"), and a $25 million real estate loan ("Term Loan").

            Under the Securitization, the Company has an agreement with a financial institution that allows the Company to sell, at a discount, an interest in a portion of its trade accounts receivable ("receivables") to a commercial paper conduit sponsored by that financial institution. As collections reduce receivables balances sold to the conduit, the Company may sell interests in new receivables to bring the amount available up to the maximum allowed. In accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company has recorded this transaction as a sale of accounts receivable. This sale is reflected as a reduction of accounts receivable on the Consolidated Balance Sheet as of December 31, 1997 and is included in the net cash provided by operating activities in the Consolidated Statements of Cash Flows. The proceeds from the sale of receivables were used to pay down long-term debt. The Company is retained as servicer of the receivables; however, the cost of servicing is not material. Discounts associated with the sale of receivables are based on a designated commercial paper rate plus an agreed upon spread and totaled $4.7 million for 1997. The designated commercial paper rate at December 31, 1997 was 5.5%. The Securitization Facility expires November 2, 2002.

            The Revolver bears interest at a rate of LIBOR plus 75 basis points, subject to adjustment based on certain performance criteria, and is secured by certain assets of the Company, as defined. The Revolver is fully available subject to compliance with certain covenants related to, among others, debt to capital, tangible net worth, asset and fixed charge coverage ratios. Terms of the Revolver limit the amounts available for capital expenditures and dividends. The amount outstanding under the Revolver at December 31, 1997 was $72.4 million. As of December 31, 1997, the effective interest rate on the Revolver was 6.7%. The Revolver matures on November 2, 2002.

            The Term Loan was used to finance the purchase of the Company's new headquarters and operations campus. The amount outstanding under the Term Loan at December 31, 1997 was $25.0 million. The Term Loan bears interest at a rate of LIBOR plus 75 basis points, subject to adjustment based on certain performance criteria, and matures on November 2, 2002. Principal maturities of the Term Loan at December 31, 1997 for the succeeding 5 years are as follows: 1998 - 0; 1999 - $1,500,000; 2000 - $4,000,000; 2001
      - $8,000,000; 2002 - $11,500,000.

            The Company paid interest and financing costs of $14.9 million, $15.3 million and $12.1 million, and the Company's weighted-average interest rate on borrowings was approximately 6.4%, 6.7% and 7.9%, in 1997, 1996 and 1995, respectively.

            The Company capitalized interest costs of $1.0 million and $0.5 million in 1997 and 1996, respectively, as part of the refurbishment of its corporate headquarters and operations campus. Construction was substantially completed in 1997.

(5)   Convertible Subordinated Notes
      ------------------------------

            In conjunction with an acquisition in 1995, the Company issued $3 million of 5% Convertible Subordinated Notes due October 31, 1998 and convertible at any time into approximately 387,600 shares of the Company's common stock at $7.74 per share.


                                                  (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6)   Accrued Liabilities

      Accrued liabilities consist of the following as of December 31:

                                                  (Amounts in thousands)
                                                   1997           1996
                                                  -------       -------
            Accrued sales tax payable             $ 8,448       $ 7,049
            Accrued payroll and payroll taxes      22,848        18,171
            Accrued cost of software and licenses  16,805        13,481
            Other                                  23,690        20,303
                                                  -------       -------
            Total                                 $71,791       $59,004
                                                  =======       =======


(7)   Income Taxes

      The provision for income taxes is comprised of the following (in thousands):

                                                    1997      1996      1995
                                                   -------   -------   -------
      Current:
          Federal                                  $19,422   $16,826   $11,991
          State                                      2,515     1,600     1,319
      Deferred                                       1,527     1,719       355
                                                   -------   -------   -------

                                                   $23,464   $20,145   $13,665
                                                   =======   =======   =======


      Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% in 1997, 1996 and 1995 to earnings before income taxes as a result of the following (in percentages):

                                             1997      1996      1995
                                            ------    ------    ------

      Computed "expected" tax expense        35.0%     35.0%     35.0%
      State taxes, net of U.S. Federal
              income tax benefit              2.8%      2.1%      2.5%
      Other, net                              2.2%      2.7%      2.3%
                                            ------    ------    ------

                                             40.0%     39.8%     39.8%
                                            ======    ======    ======

                                                  (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below (in thousands).

                                                                    1997      1996
                                                                   -------   -------
      Deferred tax assets:
         Inventories, principally due to reserves and additional
           costs inventoried for tax purposes                      $   746   $   713
         Accounts receivable, principally due to allowance for
           doubtful accounts                                           935       796
         Other                                                       2,227     2,069
                                                                   -------   -------
           Deferred tax assets                                       3,908     3,578
                                                                   -------   -------

      Deferred tax liabilities:
         Accelerated depreciation                                    3,949     3,104
         Other                                                       7,157     6,145
                                                                   -------   -------
           Deferred tax liabilities                                 11,106     9,249
                                                                   =======   =======
                Net deferred tax liability                         $ 7,198   $ 5,671
                                                                   =======   =======

            The Company paid $16.1 million, $19.4 million and $9.7 million of income taxes in 1997, 1996 and 1995, respectively, net of refunds.

(8)   Preferred Stock

            The Company has authorized three million shares of Series B Cumulative Convertible Preferred Stock ("Series B Shares"), stated value $10. In 1994, Safeguard Scientifics, Inc. ("Safeguard"), purchased from the Company $20 million (2,000,000 shares) of its Series B Shares. The Series B Shares are convertible into shares of Common Stock based on a conversion price of $6.77 per share subject to anti-dilutive adjustments. The Series B Shares are entitled to a 6% per annum cumulative dividend payable out of legally available funds. The Series B Shares are entitled to one vote for each share of Common Stock into which such Series B Shares may be converted, except that in the election of directors (as long as Safeguard owns at least 40% of the Company's then outstanding voting securities, excluding the Series B Shares), the Series B Shares will be entitled to five votes for each share of Common Stock into which the Series B Shares may be converted. Safeguard has up to a 60% voting interest as a result of its ownership of the Series B Shares. On December 29, 1995, Safeguard converted 500,000 of its Series B Shares into 738,552 shares of the Company's Common Stock.

(9)   Stock-Based Compensation

            The Company maintains four stock option plans covering certain key employees and outside directors. The 1983 Stock Option Plan ("1983 Plan") and the 1984 Non-Qualified Stock Option Plan ("1984 Plan") expired by their terms in May 1993 and January 1994, respectively, and therefore no new grants can be awarded out of those plans. All eligible option grants have been made from the Stock Option Plan for Directors ("Directors Plan"), although not all options have been exercised. The Company adopted a 1993 Stock Option Plan ("1993 Plan") under which the Company may grant qualified or nonqualified stock options to eligible employees and outside directors. The 1993 Plan was amended in 1995 and in 1997 to increase the number of shares available. To the extent allowable, all grants are incentive stock options. All options granted under the plans to date have an exercise price equal to the market price of the Company's stock on the date of grant. Generally, options vest 20% each year and expire after 10 years under the 1983 Plan, the 1984 Plan, and the 1993 Plan. Under the Directors Plan, nonemployee directors were initially granted 10,000 shares upon election to the Board, with subsequent service grants awarded in accordance with formulas based upon years of service. Options under the Directors Plan vest 25% each year and expire after 10 years. After May 1996, all options granted to nonemployee directors have been issued from the 1993 Plan. At December 31, 1997, the Company has reserved approximately 5.2 million shares of its common stock for issuance under its stock option plans.
                                                  (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

            The Company applies APB 25 and related interpretations in accounting for its various stock option plans. Had compensation cost been recognized consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

      (In thousands, except per share amounts)                  1997              1996            1995
                                                                ----              ----            ----

      Net earnings                        As reported         $ 35,194          $ 30,471        $ 20,670
                                          Pro forma           $ 34,639          $ 29,409        $ 20,228

      Basic earnings per share            As reported         $    .75          $    .66        $    .54
                                          Pro forma           $    .74          $    .65        $    .53

      Diluted earnings per share          As reported         $    .71          $    .61        $    .45
                                          Pro forma           $    .69          $    .60        $    .44

            The per share weighted-average value of stock options issued by the Company during 1997, 1996 and 1995 was $4.20, $4.91, and $2.43, respectively, on the dates of grant using the Black Scholes option-pricing model. The Company used the following weighted-average assumptions to determine the fair value of stock options granted:

                                              1997                1996                1995
                                         -----------------   -----------------   -----------------
      Dividend yield                            0%                  0%                  0%
      Expected volatility                      63%                 64%                 62%
      Average expected option life           5 years             5 years             5 years
      Risk-free interest rate              5.9% to 6.8%        5.8% to 6.5%        5.4% to 7.1%

            Pro forma net earnings reflects only options granted in 1997, 1996, and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

      Option activity under the Company's plans is summarized below:


                                                1997                  1996                  1995
                                        -----------------------------------------------------------------
                                                   Weighted-              Weighted-             Weighted-
                                                    Average                Average               Average
                                                   Exercise               Exercise              Exercise
                                        Shares       Price     Shares       Price     Shares     Price
                                        --------------------   --------------------   -------------------
                                        (In thousands)         (In thousands)         (In thousands)

      Outstanding at beginning of year     4,021    $  3.96      4,278     $  2.81      4,417   $  2.07
          Granted                          1,642       7.07        845        8.28      1,407      4.10
          Exercised                      (1,225)       2.39      (761)        1.90    (1,246)      1.64
          Canceled                         (429)       5.82      (341)        5.82      (300)      2.81
                                        --------               -------                -------

      Outstanding at end of year           4,009    $  5.51      4,021     $  3.96      4,278   $  2.81
                                        ========               =======                =======

      Options exercisable at year-end      1,343    $  3.40      1,970     $  2.40      2,048   $  1.80


      Shares available for future grant    1,190                 1,483                  2,014


                                                  (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

            The following summarizes information about the Company's stock options outstanding at December 31, 1997 :

                                                Options Outstanding                        Options Exercisable
                                ----------------------------------------------------  ------------------------------

                                                      Weighted-         Weighted-                       Weighted-
               Range of                                Average           Average                         Average
               Exercise             Number            Remaining         Exercise          Number         Exercise
                Prices            Outstanding     Contractual Life        Price        Exercisable        Price
          --------------------  ----------------  ------------------  --------------  ---------------  -------------
                                (In thousands)         (years)                        (In thousands)

          $ 1.00 -   $   3.13             1,209          4.6            $      2.60            1,027         $ 2.52

            3.50 -       5.50             1,022          8.1                   4.73              138           4.10

            5.63 -       7.25               131          7.8                   6.34               35           6.18

            7.63 -       7.63               940          9.4                   7.63                -              -

            8.00 -      12.50               707          8.3                   8.66              143           8.36
                                ----------------                                      ---------------
          $ 1.00 -   $  12.50             4,009          7.4            $      5.51            1,343         $ 3.40
                                ================                                      ===============


(10)  Related Party Transactions
      --------------------------

            The Company founded PC Service Source, Inc. ("PCSS") in 1990, then known as PC Parts Express, Inc. In January 1994, the Company sold the majority of its interest in PCSS in exchange for cash, a secured note receivable ("secured note"), and warrants to purchase additional PCSS common stock. In April 1994, the Company participated in an initial public offering of PCSS common stock. During the second quarter of 1996, the Company participated in a secondary stock offering of PCSS resulting in a nonrecurring after-tax gain on the sale of securities of $5.2 million. Concurrent with the secondary offering, the Company exercised warrants for 250,000 shares of PCSS common stock at an exercise price of $2.25, selling those shares in conjunction with the secondary offering. During the third quarter of 1997, the Company received early payment of the secured note, thus recognizing a previously deferred nonrecurring after-tax gain of $1.0 million.

            In 1997, the Company loaned an officer and director of the Company $661,251 evidenced by a term note receivable. Interest on the note accrues at the rate of 6.25% per annum and is payable annually on June 17. A portion of the loan proceeds was used to exercise stock options. This portion of the loan was netted against the options exercised in Stockholders' equity while the remainder of the loan is included in Other Assets on the Consolidated Balance Sheets at December 31, 1997. Principal on the note is due on June 17, 2000.

            In 1994, the Company loaned an officer and director of the Company $1,181,250 evidenced by a term note receivable. Interest on the note accrues at the rate of 6% per annum and is payable annually on January 1. Terms of the note were amended in February 1997 such that principal on the note is due on February 15, 1999. The outstanding balance of the note at December 31, 1997 was $900,000, which is included in Other Assets on the Consolidated Balance Sheets.

            Safeguard owns approximately 51% of the Company's outstanding common stock as of December 31, 1997. The Company pays Safeguard a fee for providing certain administrative, legal and financial services to the Company. General and administrative expenses include fees paid to Safeguard of $600,000 in 1997, 1996 and 1995.

                                                      (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11)  Earnings Per Share
      ------------------

            In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement supersedes APB Opinion No. 15, "Earnings Per Share" and replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS. In accordance with SFAS No. 128, the Company has restated earnings per share for all prior periods presented. SFAS No. 128 also requires a reconciliation of the numerators and denominators of the basic and diluted per share computations as follows (in thousands, except per share amounts):

                                                                              Year ended December 31, 1997
                                                                       ------------------------------------------
                                                                           Income         Shares       Per-Share
                                                                        (Numerator)   (Denominator)     Amount
                                                                       -------------- ---------------  ----------

      Net earnings                                                        $ 35,194

      Less:  Preferred stock dividends                                       (900)

      Basic earnings per share
      ------------------------
      Income available to common shareholders                               34,294        45,686           $.75

      Effect of dilutive securities
      -----------------------------
      Stock options                                                                        1,745
      Convertible preferred stock                                              900         2,216
      Convertible debt                                                          92           387
                                                                          --------      --------

      Diluted earnings per share
      --------------------------
      Income available to common shareholders + assumed conversions         35,286        50,034           $.71
                                                                          ========      ========       ========



                                                                              Year ended December 31, 1997
                                                                       ------------------------------------------
                                                                           Income         Shares       Per-Share
                                                                        (Numerator)   (Denominator)     Amount
                                                                       -------------- ---------------  ----------
          Net earnings                                                    $ 30,471

          Less:  Preferred stock dividends                                   (900)

          Basic earnings per share
          ------------------------
          Income available to common shareholders                           29,571        44,616           $.66

          Effect of dilutive securities
          -----------------------------
          Stock options                                                                    2,668
          Convertible preferred stock                                          900         2,216
          Convertible debt                                                      92           387
                                                                          --------      --------

          Diluted earnings per share
          --------------------------
          Income available to common shareholders + assumed conversions     30,563        49,887           $.61
                                                                          ========      ========       ========

                                                        (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                                                  Year ended December 31, 1995
                                                                           ------------------------------------------
                                                                               Income         Shares       Per-Share
                                                                            (Numerator)   (Denominator)     Amount
                                                                           -------------- ---------------  ----------

      Net earnings                                                            $   20,670
      Less:  Preferred stock dividends                                           (1,200)

      Basic earnings per share
      ------------------------
      Income available to common shareholders                                     19,470      35,857           $ .54

      Effect of dilutive securities
      -----------------------------
      Stock options                                                                           2,515
      Warrants                                                                                   77
      Convertible preferred stock                                                  1,200      2,954
      Convertible debt                                                               846      6,908
                                                                           -------------- ---------------

      Diluted earnings per share
      --------------------------
      Income available to common shareholders + assumed conversions               21,516          48,311       $ .45
                                                                           ============== ===============  ==========

      The Company has excluded 150,325, 35,281, and 57,701 shares from its calculations of diluted earnings per share in 1997, 1996, and 1995, respectively, as they are considered anti-dilutive.

(12)  Leases
      ------

            The Company has noncancelable operating leases for facilities and equipment, which expire at various dates from 1998 to 2004. Total rental expense for operating leases was $8.9 million, $10.4 million and $6.2 million in 1997, 1996 and 1995, respectively. Future minimum lease payments under noncancelable operating leases as of December 31, 1997 are:
      $7.4 million - 1998; $6.5 million - 1999; $4.6 million - 2000; $2.8 million - 2001; $1.1 million - 2002; and $1.4 million thereafter.

(13)  Savings Plan
      ------------

            The Company has a defined contribution plan (401(k) Matched Savings
      Plan)("the Plan") covering substantially all employees who have completed at least six months of qualifying service. Participants may contribute to the Plan an amount between 1% and 10% of their eligible compensation. The Company matches 50% of each participant's qualifying contribution up to 4%, and an additional 25% of the next 2% of the participant's qualifying contributions. Amounts expensed relating to the Plan were $1.6 million, $1.5 million and $1.0 million in 1997, 1996 and 1995, respectively.


                                                        (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(14)  Quarterly Financial Data (Unaudited)

                                         1st          2nd          3rd          4th
                                       Quarter      Quarter      Quarter      Quarter
                                       --------     --------     --------     --------
                                           (in thousands, except per share amounts)
    1997
    ----
      Revenue:
         Product                       $375,605     $428,353     $437,089     $458,221
         Service                         53,728       59,715       60,513       62,265
         Other                            2,556        3,152        3,902        4,703
                                       --------     --------     --------     --------
         Net revenue                    431,889      491,220      501,504      525,189
      Gross margin:
         Product                       $ 38,932     $ 41,099     $ 44,023     $ 52,180
         Service                         19,362       22,144       21,972       20,849
         Other                            1,184        1,719        2,129        1,952
                                       --------     --------     --------     --------
         Total gross margin              59,478       64,962       68,124       74,981

      Net earnings                     $  4,872     $  7,980     $  9,462 *   $ 12,880 **
      Earnings per common share:
         Basic                              .10          .17          .20 *        .28 **
         Diluted                            .10          .16          .19 *        .26 **

      * Includes nonrecurring gain on prepayment of secured note related to 1994 sale of subsidiary of $1.0 million or $.02 per share (Basic and Diluted)
      ** Includes nonrecurring gain on sale of Company's former headquarters of $2.4 million (Basic - $.06 per share, Diluted - $.05 per share)

                                         1st          2nd          3rd          4th
                                       Quarter      Quarter      Quarter      Quarter
                                       --------     --------     --------     --------
                                           (in thousands, except per share amounts)
    1996
    ----
      Revenue:
         Product                       $377,983     $467,817     $449,950     $520,754
         Service                         32,937       38,760       46,570       51,333
         Other                            2,414        2,178        1,961        2,534
                                       --------     --------     --------     --------
         Net revenue                    413,334      508,755      498,481      574,621
      Gross margin:
         Product                       $ 38,169     $ 47,073     $ 46,088     $ 49,521
         Service                         12,237       11,630       14,470       18,217
         Other                              845          588          748        1,377
                                       --------     --------     --------     --------
         Total gross margin              51,251       59,291       61,306       69,115

      Net earnings                     $  5,762     $ 12,334 *   $  4,945     $  7,430
      Earnings per common share:
         Basic                              .13          .27 *        .11          .16
         Diluted                            .12          .25 *        .10          .15

      * Includes nonrecurring gain on sale of securities of $5.2 million (Basic - $.12 per share, Diluted - $.11 per share) Earnings per common share calculations are based on the weighted-average number of shares outstanding in each period. Therefore, the sum of the quarters may not necessarily equal the year-to-date earnings per common share.

                                                   (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(15)  Contingencies

            The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations, taken as a whole.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                   Schedule II

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1997, 1996 and 1995

                                 (In thousands)

                                          Balance at      Charged to                     Balance at
                                         Beginning of     Costs and                        End of
             Description                    Period         Expenses      Deductions        Period
---------------------------------------  --------------  -------------- --------------  --------------

Trade receivables-
    Allowance for doubtful accounts

                 1995                        $   1,942             900            608       $   2,234

                 1996                        $   2,234             900            860       $   2,274

                 1997                        $   2,274           2,114          1,716       $   2,672


Inventory reserves

                 1995                        $   9,772          13,333         13,581       $   9,524

                 1996                        $   9,524          15,529         16,119       $   8,934

                 1997                        $   8,934          14,844         13,854       $   9,924

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CompuCom Systems, Inc.

By:/s/ M. Lazane Smith
   -----------------------
M. Lazane Smith
Senior Vice President, Finance and Chief Financial
Officer (Chief Accounting Officer)

Dated: March 26, 1998
      -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 26, 1998
      -----------------

/s/ Charles A. Root                           /s/ Delbert W. Johnson
-----------------------------------           ---------------------------------
Charles A. Root                               Delbert W. Johnson
Chairman of the Board and Director            Director

/s/ Edward R. Anderson                        /s/ John D. Loewenberg
-----------------------------------           ---------------------------------
Edward R. Anderson                            John D. Loewenberg
President and Chief Executive                 Director
Officer and Director

/s/ Daniel F. Brown                           /s/ John C. Maxwell III
-----------------------------------           ---------------------------------
Daniel F. Brown                               John C. Maxwell, III
Executive Vice President,                     Director
Sales and Director

/s/ Donald R. Caldwell                        /s/ Warren V. Musser
-----------------------------------           ---------------------------------
Donald R. Caldwell                            Warren V. Musser
Director                                      Director

/s/ Michael J. Emmi                           /s/ Edward N. Patrone
-----------------------------------           ---------------------------------
Michael J. Emmi                               Edward N. Patrone
Director                                      Director

/s/ Richard F. Ford
-----------------------------------           ---------------------------------
Richard F. Ford
Director