Form 10-Q
period 1998-03-31
COMPUCOM SYSTEMS INC
filed 1998-05-14
CIK 736291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the three months ended MARCH 31, 1998         Commission File Number 0-14371
-----------------------------------------         ------------------------------


                            COMPUCOM SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              DELAWARE                                       38-2363156
   -------------------------------                     ---------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification Number)

       7171 FOREST LANE, DALLAS, TX                            75230
   ---------------------------------------                 --------------
   (Address of principal executive offices)                  (Zip Code)

   Registrant's telephone number, including area code:     (972) 856-3600
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



The number of shares of the Registrant's common stock outstanding as of May 8, 1998 was 46,150,320 shares.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                     Index


PART I.   FINANCIAL INFORMATION                                            Page
-------   ---------------------                                            ----

Item 1.   Condensed Consolidated Balance Sheets
           March 31, 1998 (unaudited) and December 31, 1997                 3

          Condensed Consolidated Statements of Operations
           Three months ended March 31, 1998 and 1997 (unaudited)           4

          Condensed Consolidated Statements of Cash Flows
           Three months ended March 31, 1998 and 1997 (unaudited)           5

          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        8

PART II.  OTHER INFORMATION
--------  -----------------

Item 6.   Exhibits and Reports on Form 8-K                                 12

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                             March 31,              December 31,
                                                                               1998                     1997
                                                                         ------------------       -----------------
                         Assets                                             (unaudited)
Current assets:
    Cash                                                                       $     4,422             $     4,456
    Receivables                                                                    166,905                 177,141
    Inventories                                                                    232,480                 197,958
    Other                                                                            3,198                   2,880
                                                                         ------------------       -----------------
        Total current assets                                                       407,005                 382,435

Property and equipment, net                                                         64,922                  63,359

Cost in excess of fair value of tangible net assets
    purchased, less accumulated amortization                                        16,798                  13,569
Other                                                                                4,379                   3,227
                                                                         ------------------       -----------------

                                                                               $   493,104             $   462,590
                                                                         ==================       =================
                             Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                                           $   118,022             $    72,475
    Accrued liabilities                                                             61,744                  71,791
    Convertible subordinated notes                                                   3,000                   3,000
                                                                         ------------------       -----------------
        Total current liabilities                                                  182,766                 147,266

Long-term debt                                                                      88,200                  97,400
Deferred income taxes                                                                7,532                   7,198
Other                                                                                  650                     526

Shareholders' equity:
    Preferred stock                                                                 15,000                  15,000
    Common stock                                                                       461                     461
    Additional paid-in capital                                                      65,900                  65,762
    Retained earnings                                                              132,595                 128,977
                                                                         ------------------       -----------------
        Total shareholders' equity                                                 213,956                 210,200
                                                                         ------------------       -----------------

                                                                               $   493,104             $   462,590
                                                                         ==================       =================

See accompanying notes to condensed consolidated financial statements.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                   Three months ended March 31, 1998 and 1997
                    (In thousands, except per share amounts)

                                                                              March 31,
                                                                     1998                  1997
                                                                 --------------        --------------
                                                                             (unaudited)
Revenue:
    Product                                                        $   376,778           $   375,605
    Service                                                             57,128                53,728
    Other                                                                3,846                 2,556
                                                                 --------------        --------------
      Total revenue                                                    437,752               431,889
                                                                 --------------        --------------

Cost of revenue:
    Product                                                            332,898               336,673
    Service                                                             38,758                34,366
    Other                                                                1,931                 1,372
                                                                 --------------        --------------
      Total cost of revenue                                            373,587               372,411
                                                                 --------------        --------------

        Gross margin                                                    64,165                59,478

Operating expenses:
    Selling                                                             21,130                20,459
    Service                                                             14,665                10,771
    General and administrative                                          14,880                14,292
    Depreciation and amortization                                        3,330                 2,591
                                                                 --------------        --------------
      Total operating expenses                                          54,005                48,113
                                                                 --------------        --------------

Earnings from operations                                                10,160                11,365

Financing expenses                                                       3,755                 3,245

                                                                 --------------        --------------
Earnings before income taxes                                             6,405                 8,120

Income taxes                                                             2,562                 3,248
                                                                 --------------        --------------

Net earnings                                                       $     3,843           $     4,872
                                                                 ==============        ==============

Earnings per common share:
      Basic                                                        $       .08           $       .10
      Diluted                                                      $       .08           $       .10

Average common shares outstanding:
      Basic                                                             46,133                45,326
      Diluted                                                           50,182                49,748

See accompanying notes to condensed consolidated financial statements.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                   Three months ended March 31, 1998 and 1997
                                 (In thousands)

                                                                                 1998                  1997
                                                                            ---------------       ---------------
                                                                                        (unaudited)
Cash flows from operating activities:
    Net earnings                                                                $    3,843            $    4,872
    Adjustments to reconcile net earnings to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                                3,330                 2,591
        Deferred income taxes                                                          334                  (179)

        Changes in assets and liabilities:
           Receivables                                                              10,236                67,422
           Inventories                                                             (34,522)               41,166
           Other current assets                                                       (318)                   (9)
           Accounts payable                                                         45,547               (75,979)
           Accrued liabilities and other                                           (11,075)               (5,480)
                                                                            ---------------       ---------------
             Net cash provided by operating activities                              17,375                34,404
                                                                            ---------------       ---------------

Cash flows from investing activities:
    Capital expenditures, net                                                       (4,099)               (4,084)
    Business acquisitions, net of cash acquired                                     (4,023)
                                                                            ---------------       ---------------
             Net cash (used in) investing activities                                (8,122)               (4,084)
                                                                            ---------------       ---------------

Cash flows from financing activities:
    Net bank credit facility and other borrowings                                   (9,200)              (31,835)
    Issuance of common stock                                                           138                 1,671
    Preferred stock dividend                                                          (225)                 (225)
                                                                            ---------------       ---------------
             Net cash (used in) financing activities                                (9,287)              (30,389)
                                                                            ---------------       ---------------

Net decrease in cash                                                                   (34)                  (69)
Cash at beginning of period                                                          4,456                 4,320
                                                                            ---------------       ---------------
Cash at end of period                                                           $    4,422            $    4,251
                                                                            ===============       ===============



See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                March 31, 1998

(1)  General
     -------

      These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the 1997 Annual Report on Form 10-K for CompuCom Systems, Inc. and subsidiaries (the Company). The information furnished is unaudited but reflects all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of the results for these interim periods. Interim results are not necessarily indicative of results expected for the full year.

(2)  Contingencies
     -------------

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations, taken as a whole.

(3)  Earnings per share
     ------------------

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation, and disclosure requirements for earnings per share. Basic earnings per common share is based on net earnings after preferred stock dividends requirements, if any, and the weighted-average number of common shares outstanding during each period. Diluted earnings per common share assumes conversion of dilutive convertible securities into common stock at the later of the beginning of the period or date of issuance and includes the add-back of related interest expense and/or dividends, as required. Prior period earnings per share have been restated to conform to Statement 128. SFAS No. 128 also requires a reconciliation of the numerators and denominators of the basic and diluted per share computations as follows (in thousands, except per share amounts):

                                                                                        Three months ended March 31, 1998
                                                                             -------------------------------------------------------

                                                                                  Income              Shares            Per-Share
                                                                                (Numerator)        (Denominator)         Amount
                                                                             -----------------    ---------------    ---------------

Net earnings                                                                         $  3,843
Less:  Preferred stock dividends                                                         (225)

Basic earnings per share
------------------------
Income available to common shareholders                                                 3,618              46,133              $ .08


Effect of dilutive securities
-----------------------------
Stock options                                                                                               1,446
Convertible preferred stock                                                               225               2,216
Convertible debt                                                                           23                 387
                                                                             ----------------     ---------------

Diluted earnings per share
--------------------------
Income available to common shareholders + assumed conversions                           3,866              50,182              $ .08

                                                                             ================     ===============    ===============

                                                                                        Three months ended March 31, 1997
                                                                             -------------------------------------------------------

                                                                                  Income              Shares            Per-Share
                                                                                (Numerator)        (Denominator)         Amount
                                                                             -----------------    ---------------    ---------------

Net earnings                                                                           $4,872
Less:  Preferred stock dividends                                                         (225)

Basic earnings per share
------------------------
Income available to common shareholders                                                 4,647              45,326              $ .10


Effect of dilutive securities
-----------------------------
Stock options                                                                                               1,819
Convertible preferred stock                                                               225               2,216
Convertible debt                                                                           23                 387
                                                                             ----------------     ---------------
Diluted earnings per share
--------------------------
Income available to common shareholders + assumed conversions                           4,895              49,748              $ .10

                                                                             ================     ===============    ===============

The Company has excluded 230,867 and 132,111 shares from its calculations of diluted earnings per share for the three months ended March 31, 1998 and March 31, 1997, respectively, as they are considered anti-dilutive.

(4)  Reclassifications
     -----------------

      Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                 March 31, 1998

Results of Operations

     The following table shows the Company's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, interest, income taxes and net earnings are shown as a percentage of total net revenue for the three months ended March 31, 1998 and 1997.

                                                                        March 31,
                                                                1998                1997
                                                           ------------------------------------
                                                                    ($ in thousands)
Revenue:
    Product                                                   $   376,778          $   375,605
    Service                                                        57,128               53,728
    Other                                                           3,846                2,556
                                                           ====================================
      Total revenue                                               437,752          $   431,889
                                                           ====================================

Gross margin:
    Product                                                 $      43,880        $      38,932
    Service                                                        18,370               19,362
    Other                                                           1,915                1,184
                                                           ====================================
      Total gross margin                                    $      64,165        $      59,478
                                                           ====================================

Gross margin percentage:
    Product                                                         11.6%                10.4%
    Service                                                         32.2%                36.0%
    Other                                                           49.8%                46.3%
                                                           ------------------------------------
      Total gross margin percentage                                 14.7%                13.8%
                                                           ------------------------------------

Operating expenses:
    Selling                                                          4.8%                 4.7%
    Service                                                          3.4%                 2.5%
    General and administrative                                       3.4%                 3.3%
    Depreciation and amortization                                    0.8%                 0.6%
                                                           ------------------------------------
      Total operating expenses                                      12.4%                11.1%
                                                           ------------------------------------

Operating earnings                                                   2.3%                 2.7%

Financing expenses                                                   0.8%                 0.8%
                                                           ------------------------------------

Earnings before income taxes                                         1.5%                 1.9%

Income taxes                                                         0.6%                 0.8%
                                                           ------------------------------------

Net earnings                                                         0.9%                 1.1%
                                                           ====================================


                                                                     (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


     Product revenue, which is primarily derived from the sale of distributed desktop computer products to corporate customers, increased to $376.8 million for the first quarter of 1998, compared to $375.6 million for the same period in 1997. The increase in product revenue is due to an increase in the number of desktop, laptop, and server units sold, partially offset by a decrease in the average unit sales price as compared to the same period in 1997.

     Product gross margin as a percentage of product net revenues for the first quarter of 1998 was 11.6%, compared to 10.4% for the same period in 1997. This increase is due in part to a change in the mix of products sold, and an increase in the amount of manufacturer sponsored incentives which also lowered the average cost of units sold. Future product margins will be influenced by competitive pressures from other resellers in the industry, direct marketers, manufacturers' pricing strategies, the Company's ability to successfully manage the channel assembly programs of its major vendors, and the level of low-margin sales. The Company's integration of acquired companies in 1998 and thereafter could also affect future product margins. The Company participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume incentive programs and specific product rebates offered by certain manufacturers, are not material when compared to the Company's overall financial results. Due to the short order fulfillment cycle, the Company's backlog is not considered to be a meaningful indicator of future business prospects.

     Service revenue for the first quarter of 1998 increased 6% to $57.1 million compared to $53.7 million for the same period in 1997. Service revenue is primarily derived from LAN/WAN projects, consulting, asset tracking, network management, help desk, field engineering, procurement, configuration, distribution, and software management. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increase in service revenue is due to increases in both configuration and field engineering, partially offset by a decrease in systems engineering revenue. Service gross margin as a percentage of service net revenue was 32.2% for the first quarter of 1998 as compared to 36.0% for the same period in 1997. The decrease was primarily caused by lower than anticipated systems engineering revenue as well as lower utilization of the Company's service personnel due to their completion of additional training and certification programs.

     Operating expenses increased $5.9 million for the first quarter of 1998 as compared to the same period in 1997. As a percentage of net revenue, operating expenses for the first quarter of 1998 increased to 12.4% compared to 11.1% for the same period in 1997. This increase was principally the result of increases in service operating expenses as the Company continued investments in its service business through additional training of engineers and the hiring of additional support personnel.

                                                    (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

     Selling expense, as a percentage of net revenues, increased for the first quarter of 1998 when compared to the same period in 1997, primarily as a result of the hiring of additional sales representatives. Service expense increased as a percentage of net revenues and in absolute dollars as service has become a slightly larger part of the Company's business when compared to the same period in 1997. As a percentage of service revenue, service expense has increased in part due to efforts by the Company to standardize certain service support functions that will enable the Company to more tightly couple its service deliverables. This effort resulted in duplication of costs in some areas during the transition period.

     General and administrative expense, as a percentage of net revenue, increased to 3.4% during the first quarter of 1998 as compared to 3.3% for the same period in 1997. This increase was primarily due to the Company's hiring of approximately 90 college graduates as part of its ongoing campus recruiting program. The campus recruits completed training and certification programs before being recently added to the Company's billable workforce. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

     Depreciation and amortization expense increased in absolute dollars and as a percentage of net revenue for the first quarter of 1998 as compared to the same period in 1997. The increases mainly reflect depreciation associated with:
1) upgrading the Company's hardware and software at the Company's headquarters and branch locations; 2) increased furniture and fixtures to support headcount additions; and 3) the Company's corporate headquarters and operations campus, which was placed in service during the third quarter of 1997.

     Financing expense increased for the first quarter of 1998 as compared to the same period in 1997, primarily due to higher borrowings as the Company took advantage of early-pay discounts offered by its larger vendors. The Company's effective interest rate was 6.5% during the first quarter of 1998 and in the first quarter of 1997.

     As a result of the factors discussed above, net earnings for the first quarter of 1998 decreased 21% to $3.8 million as compared to the same period in 1997. Future improved profitability will depend on the Company's ability to retain and hire quality service personnel while effectively managing the utilization of such personnel. It will also depend on increased focus on providing technical service and support to customers, demand for product, competition, manufacturer product availability and pricing changes, effective utilization of vendor programs, the Company's ability to successfully manage the implementation and operation of the channel assembly programs of its major suppliers, the Company's ability to adequately integrate recent and potential future acquisitions, as well as the Company's control of operating expenses.


                                                    (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Liquidity and Capital Resources
-------------------------------

     Working capital at March 31, 1998 was $224 million compared to $235 million at December 31, 1997. The slight decrease is primarily due to an increase in accounts payable, partially offset by an increase in inventory.

     The Company's working capital requirements are generally funded through financing arrangements and internally generated funds. As of March 31, 1998, the Company's financing arrangements consist of a $175 million Securitization Facility, a $125 million working capital facility and a $25 million real estate loan (collectively, the "Credit Agreements"). The term of the Credit
Agreements is five years. The Company is currently evaluating other permanent financing options for the real estate loan. The Company is also currently in the process of expanding its financing arrangements to fund planned future acquisitions.

     The Company's business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. Capital expenditures were approximately $4.1 million during the first quarter of 1998, and $4.0 million during the first quarter of 1997. The majority of the 1998 expenditures were related to the upgrading of Company hardware and software located at both headquarters and branch locations. The majority of the $4.0 million in 1997 was for facility improvements to prepare the Company's headquarters and operations campus for occupancy.

     On April 10, 1998, the Company announced it had signed definitive agreements with Computer Integration Corporation ("CIC") and holders of approximately 55% of CIC's common stock under which CompuCom would acquire CIC in a cash for stock transaction. Under the terms of the agreements, CompuCom will pay a total of $17.25 million, of which $15.3 million would be used to purchase all of CIC's outstanding preferred stock and common stock. Of the $15.3 million, approximately $2.75 million (or $0.196 per share) was deposited in an interest-bearing escrow fund. Any amount remaining in the escrow fund after the payment of certain potential post-closing adjustments will be paid to CIC's common stockholders approximately one year after closing. The acquisition was completed on May 13, 1998.

     On April 10, 1998, the Company announced it had signed a definitive agreement with Dataflex Corporation ("Dataflex") under which CompuCom would acquire Dataflex in a cash for stock transaction. Under the terms of the agreement, CompuCom would pay a total of $25,482,000 to purchase all of Dataflex's outstanding common stock. The acquisition is expected to be completed in the second quarter.

     This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding revenues, margins, operating expenses, earnings, growth rates, acquisitions and certain business trends that are subject to risks and uncertainties that could cause actual results to differ materially from the results described herein. Recipients of this document are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits
         --------

         Exhibit
           No.      Description
         -------    --------------------------------------


          10.1 Amendment No. 1 to CompuCom Systems, Inc., 401(k) Matched Savings Plan, effective January 1, 1998 (exhibits omitted)

          10.2 Amendment No. 2 to CompuCom Systems, Inc., 401(k) Matched Savings Plan, effective January 26, 1998 (exhibits omitted)

          10.3 IBM Credit Corporation agreement with CompuCom Systems, Inc., to extend the terms of the Agreement for Inventory Financing to September 21, 1998 (exhibits omitted)

          27        Financial Data Schedule


(b)      Reports on Form 8-K
         -------------------

          No reports on Form 8-K have been filed by the Registrant during the three months ended March 31, 1998.

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



                                                 COMPUCOM SYSTEMS, INC.
                                         -------------------------------------
                                         (Registrant)




DATE:  May 14, 1998                      /s/ Edward Anderson
                                         -------------------------------------
                                         Edward Anderson,
                                         President and Chief Executive Officer



DATE:  May 14, 1998                      /s/ M. Lazane Smith
                                         -------------------------------------
                                         M. Lazane Smith,
                                         Senior Vice President, Finance and
                                         Chief Financial Officer