Form 10-Q
period 1998-06-30
COMPUCOM SYSTEMS INC
filed 1998-08-14
CIK 736291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the three months ended JUNE 30, 1998          Commission File Number 0-14371
----------------------------------------          ------------------------------

                            COMPUCOM SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


            DELAWARE                                       38-2363156
-------------------------------                      ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

    7171 FOREST LANE, DALLAS, TX                              75230
---------------------------------------                    ------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (972) 856-3600
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



The number of shares of the Registrant's common stock outstanding as of August 11, 1998 was 46,284,820 shares.

--------------------------------------------------------------------------------

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES


                                     Index


PART I.    FINANCIAL INFORMATION                                            Page
-------    ---------------------                                            ----

Item 1.    Condensed Consolidated Balance Sheets
              June 30, 1998 and December 31, 1997 (unaudited)                  3

           Condensed Consolidated Statements of Operations
              Three and six months ended June 30, 1998 and 1997
              (unaudited)                                                      4

           Condensed Consolidated Statements of Cash Flows
              Six months ended June 30, 1998 and 1997 (unaudited)              5

           Notes to Condensed Consolidated Financial Statements                6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        8


PART II.   OTHER INFORMATION
-------    -----------------

Item 4.    Submission of Matters to a Vote of Security Holders                14

Item 5.    Other Information                                                  14

Item 6.    Exhibits and Reports on Form 8-K                                   15

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                (In thousands)
                                  (unaudited)

                                             June 30,            December 31,
           Assets                              1998                  1997
           ------                           ----------           -----------
Current assets:
    Cash                                     $   4,447             $   4,456
    Receivables                                297,698               177,141
    Inventories                                204,479               197,958
    Other                                        4,638                 2,880
                                            ----------           -----------
        Total current assets                   511,262               382,435

Property and equipment, net                     72,752                63,359

Cost in excess of fair value of tangible
 net assets purchased, less accumulated
 amortization                                   63,876                13,569
Other                                            2,888                 3,227
                                            ----------           -----------
                                             $ 650,778             $ 462,590
                                            ==========           ===========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                         $ 234,495             $  72,475
    Accrued liabilities                         67,691                71,791
    Current portion of long-term debt            3,500                 3,000
                                            ----------           -----------
        Total current liabilities              305,686               147,266

Long-term debt                                 119,432                97,400
Deferred income taxes                            6,838                 7,198
Other                                              781                   526

Shareholders' equity:
    Preferred stock                             15,000                15,000
    Common stock                                   462                   461
    Additional paid-in capital                  65,923                65,762
    Retained earnings                          136,656               128,977
                                            ----------           -----------
        Total shareholders'equity              218,041               210,200
                                            ----------           -----------
                                             $ 650,778             $ 462,590
                                            ==========           ===========

See accompanying notes to condensed consolidated financial statements.

                   COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                Three months ended        Six months ended
                                     June 30,                  June 30,
                                1998         1997           1998        1997
                              ---------    ---------     ---------   ---------

Revenue
    Product                   $ 530,495    $ 428,353     $ 907,273   $ 803,958
    Service                      63,127       59,715       120,253     113,443
    Other                         3,935        3,152         7,782       5,708
                              ---------    ---------     ---------   ---------
       Total revenue            597,557      491,220     1,035,308     923,109
                              ---------    ---------     ---------   ---------

Cost of revenue
    Product                     479,967      387,254       812,864     723,927
    Service                      43,372       37,571        82,131      71,937
    Other                         2,064        1,433         3,994       2,805
                              ---------    ---------     ---------   ---------
       Total cost of revenue    525,403      426,258       898,989     798,669
                              ---------    ---------     ---------   ---------

          Gross margin           72,154       64,962       136,319     124,440

Operating expenses
    Selling                      28,318       19,055        49,448      39,513
    Service                      13,039       11,142        27,704      21,914
    General and
     administrative              15,698       15,388        30,578      29,680
    Depreciation and
     amortization                 3,696        2,652         7,026       5,243
                              ---------    ---------     ---------   ---------
       Total operating
        expenses                 60,751       48,237       114,756      96,350
                              ---------    ---------     ---------   ---------

Earnings from operations         11,403       16,725        21,563      28,090

Financing expenses                4,260        3,425         8,015       6,670
                              ---------    ---------     ---------   ---------
Earnings before income taxes      7,143       13,300        13,548      21,420

Income taxes                      2,857        5,320         5,419       8,568
                              ---------    ---------     ---------   ---------

Net earnings                  $   4,286    $   7,980     $   8,129   $  12,852
                              =========    =========     =========   =========

Earnings per common share
      Basic                        $.09         $.17          $.17        $.27
      Diluted                      $.09         $.16          $.16        $.26

Average common shares
 outstanding
      Basic                      46,150       45,554        46,141      45,441
      Diluted                    49,514       49,674        50,025      49,722



See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                    Six months ended June 30, 1998 and 1997
                                (In thousands)
                                  (unaudited)

                                                           1998          1997
                                                         --------     ---------
Cash flows from operating activities:
  Net earnings                                           $  8,129     $  12,852
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization                          7,026         5,243
     Deferred income taxes                                   (360)           48

     Changes in assets and liabilities:
       Receivables                                        (48,663)      173,009
       Inventories                                          3,046         7,369
       Other current assets                                   191          (141)
       Accounts payable                                    98,534       (70,494)
       Accrued liabilities and other                      (16,895)       (3,358)
                                                         --------     ---------
           Net cash provided by operating activities*      51,008       124,528
                                                         --------     ---------
Cash flows from investing activities:
  Capital expenditures, net                                (8,855)      (12,091)
  Business acquisitions, net of cash acquired             (45,490)
                                                         --------     ---------
           Net cash provided by (used in) investing
            activities                                    (54,345)      (12,091)
                                                         --------     ---------
Cash flows from financing activities:
  Net bank credit facility and other borrowings             3,616      (113,806)
  Issuance of common stock                                    162         1,749
      Preferred stock dividend                               (450)         (450)
                                                         --------     ---------
           Net cash provided by (used in) financing
            activities*                                     3,328      (112,507)
                                                         --------     ---------

Net decrease in cash                                           (9)          (70)
Cash at beginning of period                                 4,456         4,320
                                                         --------     ---------
Cash at end of period                                    $  4,447     $   4,250
                                                         ========     =========


* In 1997, $100 million securitization was recorded as a cash inflow from operations and cash used in financing activities.

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1998

(1)   General

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

(3)   Earnings per share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). Basic earnings per common share is based on net earnings after preferred stock dividend requirements, if any, and the weighted-average number of common shares outstanding during each period. Diluted earnings per common share assumes conversion of dilutive convertible securities into common stock at the later of the beginning of the period or date of issuance and includes the add-back of related interest expense and/or dividends, as required. Prior period earnings per share have been restated to conform to Statement 128. SFAS No. 128 also requires a reconciliation of the numerators and denominators of the basic and diluted per share computations as follows (in thousands, except per share amounts):

                                 Three months ended June 30, 1998                Six months ended June 30, 1998
                            --------------------------------------------   -------------------------------------------
                                Income          Shares                       Income         Shares
                              (Numerator)    (Denominator)      EPS        (Numerator)    (Denominator)       EPS
                            --------------  --------------  ------------   ------------  --------------  -------------
Net earnings                    $4,286                                       $  8,129
Less:  Preferred stock
 dividends                        (225)                                          (450)

Basic EPS
Income available to common       4,061           46,150         $.09            7,679         46,141           $.17
 shareholders

Effect of dilutive securities
Stock options                                     1,148                                        1,280
Convertible preferred stock        225            2,216                           450          2,216
Convertible debt                     -                -                            46            388
                              --------         --------                      --------       --------

Diluted EPS
Income available + assumed
 conversions                     4,286           49,514         $.09            8,175         50,025           $.16
                              ========         ========      =======         ========       ========       ========

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1998

                                 Three months ended June 30, 1997                Six months ended June 30, 1997
                            --------------------------------------------   -------------------------------------------
                                Income          Shares                       Income         Shares
                              (Numerator)    (Denominator)      EPS        (Numerator)    (Denominator)       EPS
                            --------------  --------------  ------------   ------------  --------------  -------------
Net earnings                    $7,980                                        $12,852
Less:  Preferred stock
 dividends                        (225)                                          (450)

Basic EPS
Income available to common
 shareholders                    7,755           45,554         $.17           12,402         45,441           $.27

Effect of dilutive
 securities
Stock options                                     1,516                                        1,677
Convertible preferred              225            2,216                           450          2,216
 stock
Convertible debt                    23              388                            46            388
                              --------         --------                      --------       --------
Diluted EPS
Income available + assumed
 conversions                     8,003           49,674         $.16           12,898         49,722           $.26
                              ========         ========      =======         ========       ========       ========

The Company has excluded 1,815,037 and 497,942 shares from its calculations of diluted earnings per share for the three and six months ended June 30, 1998, and has excluded 1,194,842 and 938,272 shares from its calculations of diluted earnings per share for the three and six months ended June 30, 1997, respectively, as they are considered anti-dilutive.

(4)  Business Combinations

     During the three months ended June 30, 1998, the Company consummated two business combinations. The total consideration given for these business combinations was approximately $41 million in cash. The business combinations were accounted for as purchases and accordingly the condensed consolidated financial statements reflect the operations of the acquired entities since the respective acquisition dates. The Company has not completed the allocation of the purchase price for these two acquisitions. Therefore, the amount of goodwill recorded could be adjusted once the allocation is finalized.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations
                                 June 30, 1998

Results of Operations

The following table shows the Company's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expense, income taxes and net earnings are shown as a percentage of total net revenue for the three and six months ended June 30, 1998 and 1997.

                                    Three months ended      Six months ended
                                         June 30,               June 30,
                                     1998       1997       1998        1997
                                  ---------  ---------  ----------  ---------
Revenue:
     Product                       $530,495   $428,353  $  907,273   $803,958
     Service                         63,127     59,715     120,253    113,443
     Other                            3,935      3,152       7,782      5,708
                                  ---------  ---------  ----------  ---------
           Total revenue            597,557    491,220   1,035,308    923,109
                                  ---------  ---------  ----------  ---------

Gross margin:
     Product                         50,528     41,099      94,408     80,031
     Service                         19,755     22,144      38,123     41,506
     Other                            1,871      1,719       3,788      2,903
                                  ---------  ---------  ----------  ---------
           Total gross margin        72,154     64,962     136,319    124,440
                                  ---------  ---------  ----------  ---------

Gross margin percentage:
     Product                            9.5%       9.6%       10.4%      10.0%
     Service                           31.3%      37.1%       31.7%      36.6%
     Other                             47.5%      54.5%       48.7%      50.9%
                                  ---------  ---------  ----------  ---------
           Total gross margin
           percentage                  12.1%      13.2%       13.2%      13.5%

Operating expenses:
     Selling                            4.8%       3.9%        4.8%       4.3%
     Service                            2.2%       2.3%        2.7%       2.4%
     General and administrative         2.6%       3.1%        2.9%       3.2%
     Depreciation and
     amortization                       0.6%       0.5%        0.7%       0.6%
                                  ---------  ---------  ----------  ---------
           Total operating
           expenses                    10.2%       9.8%       11.1%      10.5%
                                  ---------  ---------  ----------  ---------

Earnings from operations                1.9%       3.4%        2.1%       3.0%

Financing expenses                      0.7%       0.7%        0.8%       0.7%
                                  ---------  ---------  ----------  ---------
Earnings before income taxes            1.2%       2.7%        1.3%       2.3%

Income taxes                            0.5%       1.1%        0.5%       0.9%
                                  ---------  ---------  ----------  ---------

Net earnings                            0.7%       1.6%        0.8%       1.4%
                                  =========  =========  ==========  =========

                                                                     (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

COMPARISON OF THE QUARTER ENDED JUNE 30, 1998 TO THE QUARTER ENDED JUNE 30, 1997

   Product revenue, which is primarily derived from the sale of distributed desktop computer products to corporate customers, increased 23.8% to $530.5 million in the second quarter of 1998 from $428.4 million in the second quarter of 1997. Of the 23.8% increase, approximately 12.5% was from acquisitions and 11.3% was from internal growth. The growth from acquisitions was primarily due to the Company's May 13, 1998 acquisition of Computer Integration Corporation ("CIC") which added approximately $51 million in product revenue. The Company sold more desktop, laptop, and server units in the three months ended June 30, 1998 than in the same period of 1997. However, a decline in the average sales price of these units lessened the impact of this unit growth on revenue. The Company also completed the acquisition of Dataflex Corporation ("Dataflex") on June 26, 1998; however, this acquisition did not have a material impact on the Company's financial performance for the second quarter. Product gross margin as a percentage of product revenue for the second quarter of 1998 was 9.5% compared to 9.6% for the second quarter of 1997.

   Service revenue increased 5.7% to $63.1 million for the second quarter of 1998 from $59.7 million during the second quarter of 1997. Service revenue is primarily derived from LAN/WAN projects, consulting, asset tracking, network management, help desk, field engineering, procurement, configuration, distribution, and software management. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increase in service revenue is due to increases in both configuration and field engineering, which benefitted from the increase in product unit sales volume. Service gross margin as a percentage of service net revenue for the three months ended June 30, 1998 was 31.3% compared to 37.1% for the same period in 1997. The decrease was primarily due to lower billing per engineer for the Company's service personnel, particularly in the systems engineering group.

   Operating expenses increased $12.5 million for the three months ended June 30, 1998 as compared to the same prior year period. As a percentage of net revenue, operating expenses increased to 10.2% compared to 9.8% in 1997. The percentage and dollar increases resulted primarily from increased selling expenses.

   Selling expense increased in absolute dollars and as a percentage of net revenues for the three months ended June 30, 1998 as compared to the same prior year period. These increases resulted from the Company hiring additional sales representatives during the first quarter of 1998, higher commission expense, and an increase in the Company's sales force as a result of the CIC acquisition. Service expense, as a percentage of net revenues, decreased slightly for the second quarter of 1998 compared to the same prior year period due to the increase in net revenues.

                                                     (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

   General and administrative expense, as a percentage of net revenue, decreased for the three months ended June 30, 1998 to 2.6% compared to 3.1% for the comparable period of the prior year. The decrease was primarily due to the increase in net revenues, as general and administrative expense increased slightly in absolute dollars when comparing the same periods. The increases in absolute dollars were mainly the result of costs associated with the integration of CIC as well as the Company's ongoing campus recruiting program. The campus recruits complete training and certification programs before being added to the Company's billable workforce. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

   Depreciation and amortization expense increased for the three months ended June 30, 1998 in absolute dollars and as a percentage of net revenue when compared to the same period in 1997. The increase in depreciation expense is associated with upgrading the Company's hardware and software at the Company's headquarters and branch locations, increased furniture and fixtures to support headcount additions, and depreciation expense related to the Company's corporate headquarters and operations campus, which was placed in service during the third quarter of 1997. Increased amortization expense is the result of acquisitions completed during the first half of 1998, primarily the CIC acquisition.

   Financing expense remained flat as a percentage of revenue, but increased in absolute dollars for the three months ended June 30, 1998, as compared to the same period in 1997. The increase in absolute dollars was primarily the result of higher borrowing levels due to the Company's acquisition of CIC in May. The Company's effective interest rate was 6.5% in the second quarter as compared to 6.8% in the same prior year period.

   As a result of the factors discussed above, net earnings decreased 46% for the quarter ended June 30, 1998 to $4.3 million compared to the same period in 1997.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997

   Product revenue increased 12.8% to $907.3 million for the six months ended June 30, 1998 from $804 million in the same period of 1997. Of the 12.8% increase, approximately 6.7% was from acquisitions and 6.1% was from internal growth. The growth from acquisitions was primarily from CIC which added approximately $51 million in product revenue. The Company also completed the acquisition of Dataflex on June 26, 1998; however, this did not have a material impact on the Company's financial performance for the six months ended June 30, 1998. The Company sold more desktop, laptop and server units in the six months ended June 30, 1998 than in the same period of 1997. However, a decline in the average sales price of these units lessened the impact of this unit growth on revenue. Product gross margin as a percentage of product revenue increased to 10.4% for the six months ended June 30, 1998 from 10% for the same period in 1997. The increased percentage is primarily due to an increase in the amount of manufacturer sponsored incentives, which lowered the average cost of hardware units sold.


                                                     (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


   Service revenue increased 6.0% to $120.3 million for the six months ended June 30, 1998 from $113.4 million during the same period of 1997. The increase in service revenue is due to increases in both configuration and field engineering, which are typically driven in part by product unit sales volume. Service gross margin as a percentage of service net revenue was 31.7% for the first half of 1998 compared to 36.6% for the same period in 1997. The decrease was primarily caused by lower billing per engineer for the Company's service personnel, particularly in the systems engineering group.

   Operating expenses increased $18.4 million for the six months ended June 30, 1998 as compared to the same prior year period. As a percentage of net revenue, operating expenses increased to 11.1% compared to 10.5% in 1997. The percentage and dollar increases resulted primarily from increased selling expenses.

   Selling expense increased in absolute dollars and as a percentage of net revenues for the six months ended June 30, 1998 as compared to the same prior year period. These increases resulted from the Company hiring additional sales representatives during the first quarter of 1998, higher commission expense, and an increase in the Company's sales force as a result of the CIC acquisition. Service expense, as a percentage of net revenues, increased for the six months ended June 30, 1998 compared to the same prior year period due primarily to increased headcount in certain service support functions and increased spending on training of the Company's engineer force.

   General and administrative expense, as a percentage of net revenue, decreased for the six months ended June 30, 1998 to 2.9% compared to 3.2% for the comparable period of the prior year. The decrease was primarily due to the increase in net revenues, as general and administrative expense increased slightly in absolute dollars when comparing the same periods. The increase in absolute dollars was mainly the result of costs associated with the integration of CIC during the second quarter of 1998 as well as costs related to the Company's ongoing campus recruiting program. The campus recruits complete training and certification programs before being added to the Company's billable workforce. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

   Depreciation and amortization expense increased for the six months ended June 30, 1998 in absolute dollars and as a percentage of net revenue when compared to the same period in 1997. The increase in depreciation expense is associated with upgrading the Company's hardware and software at the Company's headquarters and branch locations, increased furniture and fixtures to support headcount additions, and depreciation expense related to the Company's corporate headquarters and operations campus, which was placed in service during the third quarter of 1997. Increased amortization expense is the result of acquisitions completed during the first half of 1998, primarily the CIC acquisition.

   Financing expense remained relatively flat as a percentage of revenue but increased in absolute dollars for the six months ended June 30, 1998, as compared to the same period in 1997. The increase in absolute dollars was primarily the result of higher borrowing levels as the Company took advantage of more early-pay discounts offered by its larger vendors than in the same prior year period, as well as the Company's acquisition of CIC in May. The Company's effective interest rate was 6.5% for the six months ended June 30, 1998 as compared to 6.7% in the same prior year period.



                                                  (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations


   As a result of the factors discussed above, net earnings decreased 37% for the six months ended June 30, 1998 to $8.1 million compared to the same period in 1997. Some of the factors that may impact future profitability include the following: the Company's ability to effectively manage inventory in response to changes in its major suppliers price protection and return programs, the Company's ability to effectively manage the utilization of service personnel, the Company's control of operating expenses, demand for product, competition, manufacturer product availability, effective utilization of vendor programs, the Company's ability to successfully manage the implementation and operation of the channel assembly programs of its major suppliers, and the Company's ability to adequately integrate recent and potential future acquisitions.

Liquidity and Capital Resources

   Working capital at June 30, 1998 was $206 million compared to $235 million at December 31, 1997. The decrease is primarily due to an increase in accounts payable, partially offset by an increase in accounts receivable. The Company's accounts payable balance fluctuates relative to the timing of the receipts of product and the mix of vendors. The increase in accounts receivable is attributable to the CIC and Dataflex acquisitions completed during the second quarter, as well as higher revenues in June 1998 versus December 1997.

   The Company's working capital requirements are generally funded through financing arrangements and internally generated funds. During the second quarter of 1998, the Company negotiated an expansion of its working capital facility ("Revolver") from $125 million to $165 million with no significant changes to the existing Revolver terms and conditions. The primary purpose of the expansion was to provide financing for the acquisitions completed during the second quarter. As of June 30, 1998, the Company's financing arrangements consisted of a $175 million Securitization Facility, the $165 million Revolver and a $25 million real estate loan (collectively, the "Credit Agreements"). The Company is currently evaluating other permanent financing options for the real estate loan.

   The Company's business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. Excluding acquisitions, capital expenditures were approximately $4.8 million and $8.9 million during the second quarter of 1998 and for the six months ended June 30, 1998, as compared to $8.0 million and $12.0 million for the same periods in 1997. The majority of the 1998 capital expenditures were related to the upgrading of Company hardware and software located at both headquarters and branch locations. The majority of the $12.0 million in 1997 was for facility improvements to prepare the Company's headquarters and operations campus for full occupancy.

   On April 10, 1998, the Company announced definitive agreements with CIC and holders of approximately 55% of CIC's common stock under which CompuCom would acquire CIC in a cash for stock transaction. Under the terms of the agreements, CompuCom paid a total of $17.25 million, of which $15.3 million was used to purchase all of CIC's outstanding preferred stock and common stock. Of the $15.3 million, approximately $2.75 million (or $0.196 per share) was deposited in an interest-bearing escrow fund. Any amount remaining in the escrow fund after the payment of certain potential post-closing adjustments will be paid to CIC's common stockholders approximately one year after closing. The acquisition was completed on May 13, 1998.

                                                  (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

   On April 10, 1998, the Company announced a definitive agreement with Dataflex under which CompuCom would acquire Dataflex in a cash for stock transaction. Under the terms of the agreement, CompuCom paid a total of $23,994,000 to purchase all of Dataflex's outstanding common stock. The acquisition was completed on June 26, 1998.

   The statements contained in this document that are not historical facts, including but not limited to, statements identified by the use of terms such as "may", "will", "could", "potential", "would" or "expect" or other variations or negatives of these terms, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The actual results of the future events described in the forward-looking statements in this document could differ materially from those stated in the forward-looking statements. Among the factors that could cause actual results to differ materially are: competitive pricing and supply, short-term interest rate fluctuations, general economic conditions, employee turnover and possible future litigation, the Company's ability to effectively manage inventory in response to changes in its major suppliers price protection and return programs, as well as the risks and uncertainties set forth from time to time in the Company's other public reports and filings and public statements. Recipients of this document are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Shareholders on May 14, 1998. At the meeting, the shareholders voted in favor of electing as directors the ten nominees named in the Proxy Statement dated April 7, 1998, and for an amendment to the Company's 1993 Stock Option Plan. The number of votes cast for, against or withheld, as well as, the number of abstentions and broker nonvotes were as follows:

Election of Directors:
                                  For                    Withheld
                               ----------                --------
Edward R. Anderson             52,858,663                 451,852
Daniel F. Brown                52,858,356                 452,159
Donald R. Caldwell             52,858,175                 452,340
Michael J. Emmi                52,871,275                 439,240
Richard F. Ford                52,872,165                 438,350
Delbert W. Johnson             52,858,175                 452,340
John D. Loewenberg             52,865,765                 444,750
John C. Maxwell III            52,856,995                 453,520
Warren V. Musser               52,851,197                 459,318
Edward N. Patrone              52,870,127                 440,388


Proposal to adopt an Employee Stock Purchase Plan:

          For             Against    Abstain    Broker Nonvotes
          ---             -------    -------    ---------------
           44,129,629       222,701    95,561                -



Item 5. Other Information.

        Stockholders intending to present proposals at the next Annual Meeting of Shareholders to be held in 1999 must notify the Company of the proposal no later than December 8, 1998 if they wish to include the proposal on the Company's proxy card and, along with any supporting statement, in the Company's proxy statement. As to any proposal presented by a stockholder at the Annual Meeting of Stockholders that has not been included in the Proxy Statement, the management proxies will be allowed to use their discretionary voting authority unless notice of such proposal is received by the Company no later than February 21, 1999.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         --------

         Exhibit
           No.        Description
         --------     -----------
           10.1       Amendment #1 to Amended and Restated Credit Agreement,
                      dated as of June 26, 1998, among Compucom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits omitted).

           27         Financial Data Schedule


(b)      Reports on Form 8-K

           No reports on Form 8-K have been filed by the Registrant during the three months ended June 30, 1998.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             COMPUCOM SYSTEMS, INC.
                                         -----------------------------
                                         (Registrant)




DATE:  August 14, 1998                   /s/ Edward Anderson
                                         -----------------------------
                                         Edward Anderson,
                                         President and Chief Executive Officer



DATE:  August 14, 1998                   /s/ M. Lazane Smith
                                         -----------------------------
                                         M. Lazane Smith,
                                         Senior Vice President, Finance and
                                         Chief Financial Officer