Form 10-Q
period 1998-09-30
COMPUCOM SYSTEMS INC
filed 1998-11-16
CIK 736291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the three months ended SEPTEMBER 30, 1998     Commission File Number 0-14371
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



The number of shares of the Registrant's common stock outstanding as of November 10, 1998 was 46,941,820 shares.


--------------------------------------------------------------------------------

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                     Index


PART I.   FINANCIAL INFORMATION                                             Page
-------   ---------------------                                             ----

Item 1.   Condensed Consolidated Balance Sheets
            September 30, 1998 and December 31, 1997 (unaudited)               3

          Condensed Consolidated Statements of Operations
            Three and nine months ended September 30, 1998
            and 1997 (unaudited)                                               4

          Condensed Consolidated Statements of Cash Flows
            Nine months ended September 30, 1998 and 1997 (unaudited)          5

          Notes to Condensed Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          9


PART II.  OTHER INFORMATION
--------  -----------------

Item 5.   Other Information                                                   16

Item 6.   Exhibits and Reports on Form 8-K                                    17

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                (In thousands)
                                  (unaudited)

                                                                          September 30,           December 31,
                                                                               1998                   1997
                                                                        ----------------       ----------------
                    Assets
                    ------
Current assets:
   Cash                                                                         $  4,453               $  4,456
   Receivables                                                                   246,456                177,141
   Inventories                                                                   144,821                197,958
   Other                                                                           3,781                  2,880
                                                                        ----------------       ----------------
      Total current assets                                                       399,511                382,435

Property and equipment, net                                                       72,985                 63,359

Cost in excess of fair value of tangible net assets
   purchased, less accumulated amortization                                       66,225                 13,569
Other                                                                              4,094                  3,227
                                                                        ----------------       ----------------

                                                                                $542,815               $462,590
                                                                        ================       ================

          Liabilities and Shareholders' Equity
          ------------------------------------

Current liabilities:
   Accounts payable                                                             $129,335               $ 72,475
   Accrued liabilities                                                            72,187                 71,791
   Current portion of long-term debt                                               4,000                  3,000
                                                                        ----------------       ----------------
      Total current liabilities                                                  205,522                147,266

Long-term debt                                                                   110,791                 97,400
Deferred income taxes                                                              6,584                  7,198
Other                                                                                626                    526

Shareholders' equity:
   Preferred stock                                                                15,000                 15,000
   Common stock                                                                      463                    461
   Additional paid-in capital                                                     66,336                 65,762
   Retained earnings                                                             137,493                128,977
                                                                        ----------------       ----------------
      Total shareholders' equity                                                 219,292                210,200
                                                                        ----------------       ----------------

                                                                                $542,815               $462,590
                                                                        ================       ================

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                         Three months ended                         Nine Months ended
                                                            September 30,                             September 30,
                                                      1998                 1997                1998                  1997
                                                 --------------       --------------      ---------------       ---------------
Revenue
   Product                                             $531,640             $437,089           $1,438,913            $1,241,047
   Service                                               67,488               60,513              187,743               173,956
   Other                                                  4,202                3,902               11,983                 9,610
                                                 --------------       --------------      ---------------       ---------------
     Total revenue                                      603,330              501,504            1,638,639             1,424,613
                                                 --------------       --------------      ---------------       ---------------
 Cost of revenue
   Product                                              482,054              393,066            1,294,919             1,116,993
   Service                                               45,716               38,541              127,846               110,478
   Other                                                  2,076                1,773                6,071                 4,578
                                                 --------------       --------------      ---------------       ---------------
     Total cost of revenue                              529,846              433,380            1,428,836             1,232,049
                                                 --------------       --------------      ---------------       ---------------

        Gross margin                                     73,484               68,124              209,803               192,564

Operating expenses
   Selling                                               29,999               18,538               79,447                58,051
   Service                                               14,131               13,430               41,835                35,344
   General and administrative                            17,726               15,108               48,304                44,788
   Depreciation and amortization                          4,535                2,946               11,561                 8,189
                                                 --------------       --------------      ---------------       ---------------
     Total operating expenses                            66,391               50,022              181,147               146,372
                                                 --------------       --------------      ---------------       ---------------

Earnings from operations                                  7,093               18,102               28,656                46,192

Financing expenses                                        5,322                4,039               13,337                10,709
Nonrecurring gain                                                             (1,706)                                    (1,706)
                                                 --------------       --------------      ---------------       ---------------
Earnings before income taxes                              1,771               15,769               15,319                37,189

Income taxes                                                708                6,307                6,128                14,875
                                                 --------------       --------------      ---------------       ---------------

Net earnings                                           $  1,063             $  9,462           $    9,191            $   22,314
                                                 ==============       ==============      ===============       ===============

Earnings per common share
  (excluding nonrecurring gain)
     Basic                                             $    .02             $    .18           $      .18            $      .45
     Diluted                                           $    .02             $    .17           $      .18            $      .43

Earnings per common share
     Basic                                             $    .02             $    .20           $      .18            $      .47
     Diluted                                           $    .02             $    .19           $      .18            $      .45

Average common shares outstanding
     Basic                                               46,256               45,868               46,180                45,585
     Diluted                                             46,991               50,323               47,274                49,891

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                 Nine months ended September 30, 1998 and 1997
                                (In thousands)
                                  (unaudited)

                                                                              1998                   1997
                                                                        ----------------       ----------------
Cash flows from operating activities:
   Net earnings                                                                 $  9,191              $  22,314
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                                              11,561                  8,189
       Deferred income taxes                                                        (582)                   613
       Nonrecurring gains                                                                                (1,706)

       Changes in assets and liabilities:
         Receivables                                                               2,579                153,460
         Inventories                                                              62,704                 63,720
         Other current assets                                                      1,048                    529
         Accounts payable                                                         (6,625)              (139,071)
         Accrued liabilities and other                                           (13,793)                 8,122
                                                                        ----------------       ----------------
           Net cash provided by operating activities *                            66,083                116,170
                                                                        ----------------       ----------------

Cash flows from investing activities:
   Capital expenditures, net                                                     (12,174)               (18,581)
   Business acquisitions, net of cash acquired                                   (49,288)
   Proceeds from sale of securities                                                                       2,724
                                                                        ----------------       ----------------
           Net cash (used in) investing activities                               (61,462)               (15,857)
                                                                        ----------------       ----------------

Cash flows from financing activities:
   Net bank credit facility and other borrowings                                  (4,525)              (102,252)
   Issuance of common stock                                                          576                  2,529
   Preferred stock dividend                                                         (675)                  (675)
                                                                        ----------------       ----------------
           Net cash (used in) financing activities *                              (4,624)              (100,398)
                                                                        ----------------       ----------------

Net decrease in cash                                                                  (3)                   (85)
Cash at beginning of period                                                        4,456                  4,320
                                                                        ----------------       ----------------
Cash at end of period                                                           $  4,453              $   4,235
                                                                        ================       ================

* In 1997, $100 million securitization was presented as a cash inflow from operations and cash used in financing activities.

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 1998


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

                                             Three months ended September 30, 1998        Nine months ended September 30, 1998
                                          -------------------------------------------  -------------------------------------------
                                             Income         Shares                        Income         Shares
                                           (Numerator)   (Denominator)       EPS        (Numerator)   (Denominator)      EPS
                                          -------------  -------------  -------------  -------------  -------------  -------------
Net earnings                                     $1,063                                       $9,191
Less:  Preferred stock dividends                   (225)                                        (675)

Basic EPS
---------
Income available to common shareholders             838         46,256           $.02          8,516         46,180           $.18

Effect of dilutive securities
-----------------------------
Stock options                                                      735                                        1,094
                                          -------------  -------------                 -------------  -------------

Diluted EPS
-----------
Income available + assumed conversions              838         46,991           $.02          8,516         47,274           $.18
                                          =============  =============  =============  =============  =============  =============

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 1998

                                             Three months ended September 30, 1997        Nine months ended September 30, 1997
                                          -------------------------------------------  -------------------------------------------
                                             Income         Shares                        Income         Shares
                                           (Numerator)   (Denominator)       EPS        (Numerator)   (Denominator)      EPS
                                          -------------  -------------  -------------  -------------  -------------  -------------
Net earnings                                     $9,461                                      $22,314
Less:  Preferred stock dividends                   (225)                                        (675)

Basic EPS
---------
Income available to common shareholders           9,236         45,868           $.20         21,639         45,585           $.47

Effect of dilutive securities
-----------------------------
Stock options                                                    1,851                                        1,702
Convertible preferred stock                         225          2,216                          675           2,216
Convertible debt                                     23            388                           69             388
                                          -------------  -------------                 -------------  -------------

Diluted EPS
-----------
Income available + assumed conversions            9,484         50,323           $.19         22,383         49,891           $.45
                                          =============  =============  =============  =============  =============  =============

     The Company has excluded 2,250,811 and 1,782,335 shares from its calculations of diluted earnings per share for the three and nine months ended September 30, 1998, and has excluded 59,783 and 434,885 shares from its calculations of diluted earnings per share for the three and nine months ended September 30, 1997, respectively, as they are considered anti-dilutive.

(4)  Business Combinations
     ---------------------

     During the nine months ended September 30, 1998, the Company consummated three business combinations. The total consideration given for these business combinations was approximately $49 million in cash. The business combinations were accounted for as purchases and accordingly the condensed consolidated financial statements reflect the operations of the acquired entities since the respective acquisition dates. The Company has not completed the allocation of the purchase price for these three acquisitions. Therefore, the amount of goodwill recorded could be adjusted once the allocation is finalized.

     The following pro forma financial information presents the combined results of operations as if the acquisitions had occurred as of the beginning of 1998, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisitions, and related income tax effects (amounts in thousands, except per share data).

                                             Nine Months Ended
                                             September 30, 1998
                                             ------------------
     Revenue                                         $1,829,109
                                                     ==========

     Net Income                                          $3,532
                                                         ======

     Diluted earnings per share                            $.06
                                                           ====

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                              September 30, 1998

     In management's opinion, the pro forma results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the periods presented and is not intended to be a projection of future results. Pro forma adjustments that give effect to actions taken by management or other efficiencies expected to be realized as a result of the transactions, including termination of employees and closure of facilities, are not reflected in the above pro forma results of operations.

(5)  Subsequent Event
     ----------------

     On October 22, 1998 the Company's Board of Directors approved a restructuring plan designed to reduce the Company's product cost structure by closing branch facilities and a reduction in the Company's workforce of approximately 10%. The restructuring plan has not been finalized and therefore the Company has not yet calculated the final amount of the restructuring charge. However, the Company expects the charge to be approximately $20 to $25 million and as a result, expects to incur a net loss during the fourth quarter of 1998.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                              September 30, 1998

Results of Operations
---------------------

The following table shows the Company's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expense, income taxes and net earnings are shown as a percentage of total net revenue for the three and nine months ended September 30, 1998 and 1997.

                                                         Three months ended                         Nine months ended
                                                            September 30,                             September 30,
                                                      1998                 1997                1998                  1997
                                                 --------------       --------------      ---------------       ---------------
Revenue:
   Product                                             $531,640             $437,089           $1,438,913            $1,241,047
   Service                                               67,488               60,513              187,743               173,956
   Other                                                  4,202                3,902               11,983                 9,610
                                                 --------------       --------------      ---------------       ---------------
     Total revenue                                      603,330              501,504            1,638,639             1,424,613
                                                 --------------       --------------      ---------------       ---------------

Gross margin:
   Product                                               49,586               44,023              143,994               124,054
   Service                                               21,772               21,972               59,897                63,478
   Other                                                  2,126                2,129                5,912                 5,032
                                                 --------------       --------------      ---------------       ---------------
     Total gross margin                                  73,484               68,124              209,803               192,564
                                                 --------------       --------------      ---------------       ---------------

Gross margin percentage:
   Product                                                 9.3%                10.1%                10.0%                 10.0%
   Service                                                32.3%                36.3%                31.9%                 36.5%
   Other                                                  50.6%                54.6%                49.3%                 52.4%
                                                 --------------       --------------      ---------------       ---------------
     Total gross margin percentage                        12.2%                13.6%                12.8%                 13.5%

Operating expenses:
   Selling                                                 5.0%                 3.7%                 4.8%                  4.1%
   Service                                                 2.3%                 2.7%                 2.6%                  2.5%
   General and administrative                              2.9%                 3.0%                 2.9%                  3.1%
   Depreciation and amortization                           0.8%                 0.6%                 0.7%                  0.6%
                                                 --------------       --------------      ---------------       ---------------
     Total operating expenses                             11.0%                10.0%                11.0%                 10.3%
                                                 --------------       --------------      ---------------       ---------------

Earnings from operations                                   1.2%                 3.6%                 1.8%                  3.2%

Financing expenses                                         0.9%                 0.8%                 0.8%                  0.7%
Nonrecurring gain                                                              (0.3%)                                     (0.1%)
                                                 --------------       --------------      ---------------       ---------------
Earnings before income taxes                               0.3%                 3.1%                 1.0%                  2.6%

Income taxes                                               0.1%                 1.2%                 0.4%                  1.0%
                                                 --------------       --------------      ---------------       ---------------

Net earnings                                               0.2%                 1.9%                 0.6%                  1.6%
                                                 ==============       ==============      ===============       ===============

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

OVERVIEW

     On October 22, 1998 the Company's Board of Directors approved a restructuring plan designed to reduce the Company's product cost structure by approximately 1.25% to 1.5% of sales by closing branch facilities and a reduction in the Company's workforce of approximately 10%. The Company intends to maintain local presence in all existing markets through the use of remote communications. The restructuring plan has not been finalized and therefore the Company has not yet calculated the final amount of the restructuring charge. However, the Company expects the charge to be approximately $20 to $25 million and to primarily consist of costs associated with closing branch facilities and disposing of related fixed assets as well as employee severance and benefits related to the reduction in workforce. As a result of this restructuring charge, the Company expects to incur a net loss during the fourth quarter of 1998.


COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1998 TO THE QUARTER ENDED SEPTEMBER 30, 1997

     Product revenue, which is primarily derived from the sale of distributed desktop computer products to corporate customers, increased approximately 22% to $531.6 million in the third quarter of 1998 from $437.1 million in the third quarter of 1997. The increase in product revenue was due to the impact of the May 13, 1998 acquisition of Computer Integration Corporation ("CIC") and the June 26, 1998 acquisition of Dataflex Corporation ("Dataflex"), (collectively "the acquisitions"). During the third quarter 1998, CIC and Dataflex contributed approximately $98 million in product revenue. The number of desktop, laptop and server units shipped during the three months ended September 30, 1998 increased approximately 35% (16% excluding the effect of the acquisitions) compared to the same period of 1997. However, a decline in the average sales price of these units lessened the impact of this unit growth on revenue. Although the trend of declining average sales price has continued to slow in 1998 relative to 1997, the Company expects this trend will continue to be an issue in the short term when comparing to previously announced results as the Company must sell more units to generate the same amount of product sales revenue. Product gross margin as a percentage of product revenue for the third quarter of 1998 was 9.3% compared to 10.1% for the third quarter of 1997. The Company primarily attributes this decline to heightened competition from other corporate resellers and direct marketers.

     Service revenue increased 11.5% to $67.5 million for the third quarter of 1998 from $60.5 million during the third quarter of 1997. Service revenue is primarily derived from LAN/WAN projects, consulting, asset tracking, network management, help desk, field engineering, procurement, configuration, and software management. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increase in service revenue is primarily due to the acquisitions and an increase in systems engineering revenue. Excluding the acquisitions, service revenue increased approximately 2.6%. Service gross margin as a percentage of service net revenue for the three months ended September 30, 1998 was 32.3% compared to 36.3% for the same period in 1997. The decrease was primarily due to lower billing per engineer for the Company's systems engineering business. However, on a sequential basis, service gross margin as a percentage of service net revenue improved from 31.3% in the second quarter 1998 to 32.3% in the third quarter 1998. This was primarily due to heightened Company focus on its system engineering business during the third quarter 1998 resulting in slightly higher billing per engineer.


                                                                     (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

     Operating expenses increased $16.4 million for the three months ended September 30, 1998 as compared to the same prior year period. As a percentage of net revenue, operating expenses increased to 11.0% compared to 10.0% in 1997. The percentage and dollar increases resulted primarily from increased selling expenses. As a result of its recently announced restructuring plan, management expects to realize reductions in operating expenses, primarily in selling and general and administrative expenses. The reductions have not yet been completely finalized and are not expected to be fully realized until the first quarter of 1999.

     Selling expense increased in absolute dollars and as a percentage of net revenues for the three months ended September 30, 1998 as compared to the same prior year period. These increases resulted mainly from the Company hiring additional sales representatives during the first quarter of 1998, higher commission expense, and an increase in the Company's sales force as a result of the acquisitions. Service expense increased in absolute dollars, but decreased as a percentage of net revenues for the third quarter of 1998 compared to the same prior year period. The increase in absolute dollars was primarily due to the acquisitions.

     General and administrative expense, as a percentage of net revenue, decreased slightly for the three months ended September 30, 1998 relative to the comparable period of the prior year. The decrease was primarily due to the increase in net revenues, as general and administrative expense increased in absolute dollars when comparing the same periods. The increase in absolute dollars was mainly the result of costs associated with the integration of the acquisitions as well as the Company's ongoing campus recruiting program. The campus recruits complete training and certification programs before being added to the Company's billable workforce. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

     Depreciation and amortization expense increased for the three months ended September 30, 1998 in absolute dollars, but decreased slightly as a percentage of net revenue when compared to the same period in 1997. Depreciation expense increased in absolute dollars due to upgrading of hardware and software at the Company's headquarters and branch locations, and increased furniture and fixtures to support headcount additions. Increased amortization expense is the result of acquisitions completed during the second quarter of 1998. The decrease in depreciation and amortization expense as a percentage of net revenue is due to the increase in net revenue compared to the same prior year period.

     Financing expense increased both as a percentage of net revenue and in absolute dollars for the three months ended September 30, 1998, as compared to the same period in 1997 primarily as a result of the increased borrowings associated with the acquisitions. The Company's effective interest rate was 6.7% in the third quarter 1998 compared to 6.8% in the same prior year period.

     During the third quarter of 1997, the Company recognized a previously deferred nonrecurring after-tax gain of $1.0 million. Recognition of the gain was due to the early payment of a secured note related to the 1994 sale of the Company's former subsidiary, PC Parts Express, Inc. (now known as PC Service Source, Inc.).

     As a result of the factors discussed above, net earnings decreased 88.8% for the quarter ended September 30, 1998 to $1.1 million compared to the same period net earnings of $9.5 million in 1997.

                                                                     (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     Product revenue increased approximately 16% to $1.44 billion for the nine months ended September 30, 1998 from $1.24 billion in the same period of 1997. The majority of the increase in product revenue was due to the acquisitions. For the nine months ended September 30, 1998, the acquisitions contributed approximately $149 million in product revenue. Excluding the acquisitions, product revenue for the Company increased 3.9% for the nine months ended September 30, 1998 compared to the same prior year period. Product gross margin as a percentage of product revenue for the nine months ended September 30, 1998 and the same prior year period was 10.0%. Though margins declined due to heightened competition from other corporate resellers and direct marketers, an increase in the amount of manufacturer sponsored incentives offset this decline.

     Service revenue increased 7.9% to $187.7 million for the nine months ended September 30, 1998 from $174.0 million during the same period of 1997. The increase in service revenue was primarily due to increases in field engineering and configuration revenues, which are typically driven in part by product unit sales volume, and the acquisitions. Excluding the acquisitions, service revenue increased approximately 4.4%. Service gross margin as a percentage of service net revenue was 31.9% for the first nine months of 1998 compared to 36.5% for the same period in 1997. The decrease was primarily caused by lower billing per engineer for the Company's service personnel, particularly in the systems engineering business.

     Operating expenses increased $34.8 million for the nine months ended September 30, 1998 as compared to the same prior year period. As a percentage of net revenue, operating expenses increased to 11.0% compared to 10.3% in 1997. The percentage and dollar increases resulted primarily from increased selling expenses.

     Selling expense increased in absolute dollars and as a percentage of net revenues for the nine months ended September 30, 1998 as compared to the same prior year period. These increases resulted from the Company hiring additional sales representatives during the first quarter of 1998, higher commission expense, and an increase in the Company's sales force as a result of the acquisitions. Service expense, as a percentage of net revenues, increased slightly for the nine months ended September 30, 1998 compared to the same prior year period due primarily to increased headcount in certain service support functions and increased spending on training of the Company's engineer force.

     General and administrative expense, as a percentage of net revenue, decreased for the nine months ended September 30, 1998 to 2.9% compared to 3.1% for the comparable period of the prior year. The decrease was primarily due to the increase in net revenues, as general and administrative expense increased in absolute dollars when comparing the same prior year period. The increase in absolute dollars was mainly the result of costs associated with the integration of CIC and Dataflex during the second and third quarters of 1998 as well as costs related to the Company's ongoing campus recruiting program.

     Depreciation and amortization expense increased for the nine months ended September 30, 1998 in absolute dollars and as a percentage of net revenue when compared to the same period in 1997. The increase in depreciation expense is associated with upgrading the Company's hardware and software at the Company's headquarters and branch locations, increased furniture and fixtures to support headcount additions, and depreciation expense related to the Company's corporate headquarters and operations campus, which was placed in service during the third quarter of 1997. Increased amortization expense is the result of the acquisitions completed during the second quarter of 1998.

                                                                     (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

     Financing expense increased both as a percentage of revenue and in absolute dollars for the nine months ended September 30, 1998, as compared to the same period in 1997. The increase in financing expense was primarily a result of increased borrowings due to the acquisitions. The Company's effective interest rate was 6.5% for the nine months ended September 30, 1998 as compared to 6.7% in the same prior year period.

     During the third quarter of 1997, the Company recognized a previously deferred nonrecurring after-tax gain of $1.0 million. Recognition of the gain was due to the early payment of a secured note related to the 1994 sale of the Company's former subsidiary, PC Parts Express, Inc. (now known as PC Service Source, Inc.).

     As a result of the factors discussed above, net earnings decreased 58.8% for the nine months ended September 30, 1998 to $9.2 million compared to net earnings of $22.3 million in the same period in 1997.

     Some of the factors that may impact future profitability include the following: the Company's ability to effectively manage inventory levels in response to changes in its major suppliers price protection and return programs, the Company's ability to effectively manage the utilization of service personnel, the Company's control of operating expenses, demand for product, competition, manufacturer product availability, effective utilization of vendor programs, the Company's ability to successfully manage the implementation and operation of the channel assembly programs of its major suppliers, the Company's ability to adequately integrate recent acquisitions, and the Company's ability to implement its recently announced virtual office strategy.

Liquidity and Capital Resources
-------------------------------

     Working capital at September 30, 1998 was $194 million compared to $235 million at December 31, 1997. The decrease is primarily due to an increase in accounts payable and decrease in inventory, partially offset by an increase in accounts receivable. The Company's accounts payable balance fluctuates relative to the timing of product receipts and the mix of vendors. The decrease in inventory is primarily due to the Company's effort to reduce its risk associated with changes in its suppliers price protection and return programs and increase its inventory turns. The increase in accounts receivable is mainly attributable to the acquisitions completed during the second quarter which resulted in higher revenues in the third quarter 1998 versus the fourth quarter 1997.

     The Company's working capital requirements are generally funded through financing arrangements and internally generated funds. During the second quarter of 1998, the Company negotiated an expansion of its working capital facility ("Revolver") from $125 million to $165 million with no significant changes to the existing Revolver terms and conditions. The primary purpose of the expansion was to provide financing for the acquisitions completed during the second quarter. As of September 30, 1998, the Company's financing arrangements consisted of a $175 million Securitization Facility, the $165 million Revolver and a $25 million real estate loan. The Company is currently evaluating other permanent financing options for the real estate loan.

     The Company's business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. Excluding acquisitions, capital expenditures were approximately $3.3 million and $12.2 million during the third quarter of 1998 and for the nine months ended September 30, 1998, respectively, as compared to $6.5 million and $18.5 million for the same periods in 1997. The majority of the 1998 capital expenditures were related to the upgrading of Company hardware and software located at both headquarters and branch locations. The majority of the $18.5 million in 1997 was for facility improvements to prepare the Company's headquarters and operations campus for full occupancy.

                                                                     (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Impact of Year 2000 Issue

The Year 2000 issue results from the fact many computer programs were previously written using two digits rather than four to define the applicable year. Programs written in this way may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing business delays and disruptions of operations. The Company has developed a step-by-step plan which details the tasks, deliverables, resources, and target dates necessary to monitor the Company's information systems at the turn of the century and beyond. Assessment of the Company's systems has been divided into five areas Core information systems and components ("IS"), Distributed Desktop systems, Non-IS systems, new IS purchases by the Company, and mergers and acquisitions.

The Company's Core IS include warehouse management, distribution, service dispatch, service parts, engineer billing, and financial information systems. Distributed Desktop systems include all desktop computers and related components used by the Company's associates, wherever they are located. Initial assessment of these systems has included the identification of each hardware, software, tool, and package comprising these systems to determine whether or not they support Year 2000 date codes. All testing, remediation, and validation of the Company's Core IS and Distributed Desktop systems is expected to be completed by the end of 1998. Remediation includes the enhancement, upgrading, migration, or replacement of noncompliant hardware, software, tools and/or systems.
Validation entails testing of all systems including a "quality control" environment in which the date is artificially set forward to the Year 2000 to simulate the turn of the century and beyond. The Company has also purchased a Year 2000 compliance software package that will generate audit reports on a regular basis to report back any noncompliant Core IS or Distributed Desktop systems. The Company's use of this software package will commence by the end of 1998.

Non-IS systems include all microcontroller systems and disaster recovery processes of Core IS. Microcontroller systems comprise all electronic systems such as telephones, security systems, alarms, etc. Initial assessment and remediation of the Company's Non-IS systems is currently expected to be completed during the first quarter of 1999. The Company reviews each of its new potential hardware and software purchases to ensure they are Year 2000 compliant. The Company has completed three acquisitions during 1998; however, these acquisitions are currently being integrated into the Company and all acquired systems will be replaced with the Company's Core IS by the first quarter of 1999.

As part of its Year 2000 assessment, the Company must also consider the compliance of third parties with which the Company has a material relationship, namely its vendors, suppliers, and customers. As a reseller of computer products, the Company only passes through to its customers the applicable vendor's warranties; it makes no warranties regarding Year 2000 compliance on any of the products it resells. However, if one of the Company's major vendors or suppliers is found to be Year 2000 noncompliant which is not corrected on a timely basis, it could have a material adverse effect on the Company's results of operations. The Company also relies on vendors and suppliers for hardware, software, and tools used within its own business environment. The Company has developed a Year 2000 questionnaire which has been sent in order to ascertain whether vendors and suppliers warrant their hardware, software, and tools to be Year 2000 compliant and whether customers have adequately addressed the Year 2000 issue. The Company has documented compliance via the questionnaire for approximately 75% of hardware, software, and tools currently in use. For the remaining 25% of questionnaires, if documented compliance is not received, the Company's plan is to upgrade for compliance, replace for compliance, or decommission if necessary by the end of 1998.

                                                                     (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

The Company currently anticipates it will spend approximately $1,400,000 on Year 2000 compliance, of which approximately $800,000 has been spent through September 30, 1998. The majority of the remaining expense is expected to be for previously identified desktop equipment and full-time associates dedicated to the Year 2000 compliance effort. All previous as well as future expenditures on Year 2000 compliance have or will come from operating cash flow.

The Company's plan also includes the availability of a test team that will test the Company's information systems on an on-going basis to further validate that additions or modifications to any of the Company's systems do not create Year 2000 compliance issues. The Company's expectations with respect to the above Year 2000 issues are based on the premise there will be no material general failure of external systems (including power, communications, transportation or financial systems) necessary for the ordinary conduct of business. At the present time, the Company does not have a contingency plan to operate in the event its computer systems or those of its vendors, suppliers, or customers are not Year 2000 compliant. The Company expects to have a contingency plan completed by June 1999.



     The statements contained in this document that are not historical facts, including but not limited to, statements identified by the use of terms such as "may", "will", "could", "potential", "believe", "would" or "expect" or other variations or negatives of these terms, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The actual results of the future events described in the forward-looking statements in this document could differ materially from those stated in the forward-looking statements. Among the factors that could cause actual results to differ materially are: competitive pricing and supply, short-term interest rate fluctuations, general economic conditions, employee turnover and possible future litigation, the Company's ability to effectively manage inventory in response to changes in its major suppliers price protection and return programs, the Company's ability to adequately implement its recently announced restructuring plan, as well as the risks and uncertainties set forth from time to time in the Company's other public reports and filings and public statements. Recipients of this document are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements.

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

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits
         --------

         Exhibit
           No.      Description
         -------    ----------------------------------

           10.1 Stock Option Grant Agreement between CompuCom Systems, Inc. and Thomas C. Lynch, dated as of October 22, 1998.

           27       Financial Data Schedule

(b)      Reports on Form 8-K
         -------------------

           No reports on Form 8-K have been filed by the Registrant during the three months ended September 30, 1998.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         COMPUCOM SYSTEMS, INC.
                                         ---------------------------------------
                                         (Registrant)




DATE:  November 16, 1998                 /s/ Edward Anderson
                                         ---------------------------------------
                                         Edward Anderson,
                                         President and Chief Executive Officer



DATE:  November 16, 1998                 /s/ M. Lazane Smith
                                         ---------------------------------------
                                         M. Lazane Smith,
                                         Senior Vice President, Finance and
                                         Chief Financial Officer