Form 10-K
period 1998-12-31
COMPUCOM SYSTEMS INC
filed 1999-03-31
CIK 736291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998       Commission File Number 0-14371
-------------------------------------------       ------------------------------


                            COMPUCOM SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


          Delaware                                             38-2363156
-------------------------------                              --------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

 7171 Forest Lane, Dallas, TX                                    75230
----------------------------------------                     --------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (972) 856-3600
                                                             --------------
Securities registered pursuant to Section 12(b) of the Act:       NONE
                                                             --------------

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

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates (based on the closing price on NASDAQ) on March 29, 1999 was approximately $82.9 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by March 29, 1999 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

The number of shares of the Registrant's Common Stock outstanding as of March 29, 1999 was 47,634,949 shares.

                      Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement relative to the May 13, 1999 annual meeting of stockholders of registrant, to be filed within 120 days after the end of the year covered by this report on Form 10-K, are incorporated by reference into Items 10, 11, 12 and 13 (Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

--------------------------------------------------------------------------------

Item 1   Business
------   --------

(a) General Development of the Business
--- -----------------------------------

Introduction

     Founded in 1987, CompuCom Systems, Inc., together with its subsidiaries ("CompuCom" or "the Company"), is a leading provider of information technology products and technology management services to large and medium-sized businesses throughout the United States. CompuCom helps Fortune 1000 companies manage information technology to achieve their business goals by providing a wide range of services in provisioning, support and technology management. Products and technology management services are sold through a direct sales force to over 6,000 business customers nationwide. Through its majority-owned subsidiary, ClientLink, Inc. ("ClientLink"), the Company offers software application development services. ClientLink designs, develops and implements customized information technology solutions for organizations with mission-critical business processing needs.

     CompuCom is an authorized dealer of major personal computer products, networking and related products, computer-related peripheral equipment and software for a number of manufacturers, including Compaq Computer Corporation ("Compaq"), International Business Machines Corporation ("IBM"), Hewlett-Packard Company ("HP"), Toshiba America Information Systems ("Toshiba"), Intel Corporation ("Intel"), and Microsoft Corporation ("Microsoft"). To further meet its customers' needs, CompuCom offers a variety of technology management services including LAN/WAN project services, consulting, asset tracking, network management, help desk, field engineering, configuration, software management, distribution, and procurement utilizing network applications such as Novell Netware, Windows NT, Windows 95 and Windows 98, and IBM OS/2 Warp.

     The Company has been profitable since its inception and has achieved net revenue growth of 12% compounded over the past five years. However, during 1998, the Company experienced a significant decline in its level of profitability, recording its first quarterly net loss in the fourth quarter 1998 as a result of a $16.4 million (pretax) restructuring charge. CompuCom believes the key to improving its net revenue and net earnings performance is the expansion of its higher margin services business, both internally and through strategic acquisitions, as well as focusing on lowering its cost structure through expense control and participation in programs designed to increase inventory turns. The Company's target customers are becoming increasingly dependent on information technology to compete effectively in today's markets. As a result, the decision-making process that organizations face when planning, selecting and implementing technology solutions is becoming more complex and requires many of these organizations to outsource the management and support of their technology needs.

     CompuCom operates primarily in three business segments 1) sale of computer products, 2) services - which include technology support services, network integration and configuration, and 3) customized application programming. Separate business segment information is presented for each of these segments.

Recent Developments
-------------------

     In the fourth quarter of 1998, the Company implemented a restructuring plan designed to reduce the Company's cost structure by approximately 1.25% to 1.5% of sales by closing certain facilities and reducing the Company's work force by approximately 10%. As a result, the Company recorded a restructuring charge in the fourth quarter of 1998 in the amount of $16.4 million, primarily consisting of costs associated with the closing of 65 facilities, which had been used as branch offices, and disposing of related fixed assets, as well as employee severance and benefits related to the reduction in workforce. This reduction in workforce included associates from the Company's sales, service and general and administrative areas, and two executive officers of the Company. Under the new business strategy, the Company has moved to a virtual office model, where its sales and service personnel are equipped with remote communications tools, including Internet access, pagers and portable telephones, which enable them to remotely access and communicate with the Company's systems. Under its new business model, the Company retains a presence in all of its markets through its direct sales force and service personnel.

     To implement its new business strategy, several management changes were made. In October 1998 Thomas C. Lynch was appointed to the position of Executive Vice President and Chief Operating Officer of the Company. Mr. Lynch has served for the past three years as Senior Vice President of Safeguard Scientifics, Inc. the majority shareholder of the Company, where he aided in the management of and oversaw the operations of a number of associated companies engaged in the information technologies business. Prior to that time, Mr. Lynch was a Rear Admiral in the United State Navy, serving on active duty for 31 years.

     This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding revenues, margins, operating expenses, earnings, growth rates and certain business trends that are subject to risks and uncertainties that could cause actual results to differ materially from the results described herein. Recipients of this document are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements. See "General Description of Business", "Competition", "Principal Suppliers" and "Dependence Upon Major Vendors and Other Suppliers" in this Item and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Part II, Item 7 of this report for a discussion of important factors that could affect the validity of any such forward-looking statement.

Item 1(b) Financial Information About Operating Segments
---------

     Revenues from external customers, gross margin, operating earnings and total assets for each segment of the Company's business for the three-year period ended December 31, 1998 is contained in Footnote 5 to the Consolidated Financial Statements titled "Segment Information" on page F-11 of this Form 10-K and is incorporated herein by reference.


Item 1(c) Narrative Description of Business
--------- ---------------------------------

GENERAL DESCRIPTION OF BUSINESS

     CompuCom markets its product procurement, configuration, field engineering, network management, help desk services and technology management services primarily through its direct sales force and service personnel. The Company focuses on meeting the business objectives of large corporate businesses, which accounted for the majority of the Company's net revenue in 1998. However, no one customer accounted for greater than 10% of such revenues in the sale of computer products or services segments. Order backlog is not considered to be a meaningful indicator of future business prospects due to the short order fulfillment cycle.

     CompuCom is authorized by various vendors to sell computer products through its virtual, direct sales force located in or near major metropolitan areas throughout the United States. Each geographic area typically includes direct sales representatives, support personnel, system engineers and technicians who are authorized to repair and maintain Compaq, IBM, HP and certain other manufacturers' products. As of December 31, 1998, the Company employed approximately 335 full-time direct sales representatives who sell both products and services. The Company's sales force is compensated with a base salary and commissions based on net revenue, gross margin and other relevant factors.

     CompuCom's corporate headquarters and operations campus is located in Dallas, Texas. Essentially all the Company's financial and administrative functions, including the customer center, information services, service and sales support, help desk services, human resources, product services, finance, and executive management are located in the two buildings that comprise this facility.

     The Company has expanded its use of information systems in its internal operations and its services to customers. The Company's integrated information systems ("IS") utilize client/server distributed relational database technology running on a proactively managed wide area network based on frame relay technology. The system contains five major components: the Distribution Information Management System, the Service Information Management System, the Customer Center System, the Warehouse Information Management System, and the Financial Information Management System. All of these systems operate on mini-computer platforms which afford the Company maximum system reliability, availability, and growth capacity.

     To further enhance the quality and efficiency of its information systems, CompuCom has developed a state-of-the-art data warehouse, which increases the ease with which Company personnel can access historic information and create customized customer and vendor reports. Customers are provided the ability to create custom price quotations for new orders from an Internet-based catalog of products and place orders over the Internet. Customers may also look up previously purchased items using either the product serial number or the customer's "asset tag", which the Company places on products at the customer's request. Customers may also directly access order status and shipment history over the Internet. Other improvements include enhanced product sales information, reporting for principal vendors and real time open call status reporting for service customers. In 1998, the use of "DataMarts", which allow the definition and creation of data files that can be downloaded over the Internet, were made available to both customers and CompuCom personnel on an expanded basis. CompuCom's comprehensive Intranet application was significantly enhanced during 1998. Accessible only to CompuCom personnel, the Intranet provides rapid access to Company organization charts, policies, procedures and other corporate information and has a user-friendly query interface to locate answers to frequently asked questions.

     During 1998 CompuCom expanded the customer management and event tracking system to include product services, credit and collections, remote help desk and service dispatch areas, in addition to the customer center. This new system gives CompuCom a unified customer issue and activity tracking capability which has improved interdepartmental communications regarding customer support and customer satisfaction.

     The Company continues to expand its Sales Force Automation ("SFA") package, which provides sales representatives access to e-mail and key Company applications from remote locations, allowing them to spend more time with customers and improve productivity. During 1998, service engineers were given access to the SFA tools that were previously available to the sales force. In addition, field service engineers are able to directly report time and activities from remote locations using special wireless communications features ("airtime"). CompuCom believes these new capabilities will help improve engineer productivity and enhance customer service levels.

Competition

     The Company's industry is characterized by intense competition, primarily in the areas of price, product availability and breadth of product line and service. The Company's marketing network competes for potential clients, with numerous resellers and distributors. Many established desktop computer manufacturers (including some of the Company's vendors), direct marketers, systems integrators and resellers of distributed desktop or networking products including Entex Information Services, Inc., InaCom Corp. (which recently merged with Vanstar Corporation), and Microage, Inc. compete with the Company in the configuration and distribution of computer systems and equipment. In addition, direct marketers have had a pricing advantage over resellers such as CompuCom. To help combat the direct marketers' pricing advantage, the Company and its major vendors are in the process of developing and implementing strategies designed to reduce costs. In response to the increased competition, particularly from direct marketers, a number of the Company's competitors have sought to increase their market share through acquisitions. The Company expects the consolidation in the industry will continue in 1999. As a result of such consolidation, CompuCom may face fewer but larger and better-financed competitors. In order to keep pace, the Company expects to pursue additional strategic acquisitions. In the highly fragmented computer services business, the Company competes with several larger competitors; other corporate resellers pursuing high-end service opportunities, as well as smaller computer services companies. Some of these competitors have financial, technical, manufacturing, sales, marketing and other resources that are substantially greater than that of CompuCom. There can be no assurance that the Company will be able to continue to compete successfully with new or existing competition.

The Company's Employees

     The Company employed approximately 4,800 full-time employees as of December 31, 1998. The Company offers its full-time employees health, long-term disability, dental and life insurance benefits and has a 401(k) plan and an employee stock purchase plan for eligible employees. None of the employees is covered by a collective bargaining agreement. The Company considers its relations with employees to be good.

SALE OF COMPUTER PRODUCTS SEGMENT

     The Company provides procurement services for sophisticated technologies consisting of personal computer products, network products, peripherals, software and management technology services to its customers. It is an authorized dealer of Compaq, HP, IBM, Intel, Microsoft, 3Com and Toshiba as well as other major manufacturers and software suppliers. The Company sources over 5,000 different desktop products, components and accessories, consisting of leading as well as alternative brands.

     CompuCom integrates of a variety of manufacturers' products into various desktop and server configurations to meet customers' individual needs. The Company provides value to its customers by allowing them to choose products or components from various manufacturers that best suit their desktop and network needs as opposed to manufacturers' direct sales organizations which typically configure or market desktop and network systems that include products only from that particular manufacturer.

     The Company provides product support to its customers primarily through the CompuCom Customer Center ("Customer Center") located in Dallas, Texas. Customer Center personnel, called inside sales representatives ("ISRs"), may be assigned to specific customer accounts or to customers in a certain geographical area and are knowledgeable about computer technology. Each ISR works closely with the customer and the CompuCom sales representative to keep up-to-date on the business needs of that customer, and to provide the customer with information about product availability, services, pricing, shipping and invoicing via a toll-free telephone number. The primary goal of the Customer Center is to provide greater support to CompuCom's customers while allowing the direct sales force to focus on soliciting new business and providing the necessary support for customer's more complex service needs. At the end of 1998, the Company employed approximately 400 customer center personnel.

     During 1996, to meet customers' global business needs, CompuCom helped form GlobalServe, an alliance of international computer service suppliers. The objective of the GlobalServe alliance is to provide customers a single point of contact for accessing computer products and technology management services worldwide.

     CompuCom operates a 300,000 square foot distribution center in Paulsboro, New Jersey, and a 104,000 square foot distribution center in Stockton, California. In addition, in 1998 CompuCom opened a 78,000 square foot co-location facility on the Compaq campus in Houston, Texas. All of these facilities contain configuration centers. The distribution centers and co-location facility personnel utilize hand-held, radio frequency devices to stock, pick and update the status and location of inventory. These devices play a key role in enabling the Company to efficiently handle increasing volume and are used in the daily cycle counting process, which the Company believes has resulted in improved overall inventory integrity and bin accuracy.

   CompuCom's distribution, configuration, return merchandise and product services departments are ISO 9002 certified. ISO 9002 is part of the ISO 9000 set of standards developed by the International Organization of Standardization ("ISO"), which represent common international business quality standards designed to help demonstrate the capability of a supplier to control the processes that determine the acceptability of the product being delivered.

Principal Suppliers
-------------------

     A significant part of CompuCom's net revenues are derived from sales of personal computer products including Compaq, IBM and HP products. The Company's agreements with these vendors contain provisions providing for periodic renewals and permitting termination by the vendor without cause, generally upon 30 to 90 days written notice. Since 1987, Compaq, IBM and HP have regularly renewed their respective dealer agreements with the Company, although there can be no assurance that the regular renewals of the Company's dealer agreements will continue. The termination, or nonrenewal, of the Company's Compaq, IBM or HP dealer agreements could materially adversely affect the Company's business. The Company, however, is not aware of any reason for the termination, or nonrenewal, of any of those dealer agreements and believes that its relationships with Compaq, IBM and HP are satisfactory.

     The Company purchases products from Compaq, IBM and HP at pricing levels that the Company believes are the lowest prices available to those vendors' respective resellers, with the exception of special bid pricing for specific large customer accounts. All of the Company's principal suppliers require that the Company purchase certain minimum volumes of products in a specified period to maintain favorable pricing levels. The Company also obtains favorable terms and incentives from Compaq, IBM and HP by participating in certain vendor programs offered by those suppliers. The Company has certain selling, promotional and related expenses reimbursed by vendors under dealer programs offered by those and other suppliers. However, there can be no assurance that any of these programs will continue in 1999 or that the Company will continue to participate in any of these programs at the same level as in 1998.

     Sales of Compaq, IBM and HP products accounted for approximately 32%, 18% and 18%, respectively, of the Company's 1998 product revenues compared to 32%, 19% and 14%, respectively, in 1997 and 31%, 15% and 12%, respectively, in 1996.

     Due to the rapid delivery requirements of its customers and to assure itself of a continuous allotment of products from suppliers, the Company maintains adequate levels of inventory funded through its credit facilities and vendor credit. CompuCom's major suppliers at times provide price protection programs that are intended to reduce the risk of inventory devaluation by absorbing price declines associated with aging product life cycles. However, the suppliers have reduced the number of days price protection is generally in effect. CompuCom has focused on ways to reduce its costs by reducing its inventory levels. During 1998, the Company opened a co-location facility at Compaq's manufacturing and headquarters campus in Houston, Texas. The Company anticipates opening similar facilities close to the Toshiba and IBM manufacturing facilities during the first half of 1999. CompuCom also has the option of returning a certain percentage of its current product inventories each quarter to these principal suppliers as it assesses each product's current and forecasted demand schedule. If such returns exceed certain specified levels, the Company may be charged restocking fees ranging up to 5%. CompuCom did not incur significant restocking fees in 1998 and expects returns to decrease upon the opening of co-location facilities.

Dependence upon Major Vendors and Other Suppliers
-------------------------------------------------

     The Company is dependent upon the continued supply of products and components from its suppliers, particularly Compaq, IBM and HP. Historically, certain suppliers occasionally experience shortages of select products that render components unavailable or necessitate product allocations among resellers. While certain shortages existed throughout 1998, particularly in the third quarter, the Company believes the product availability issues are a result of the present dynamics of the personal computer industry as a whole, which include shortened product life cycles and increased frequency of new product introductions into the marketplace. While there can be no assurance that product unavailability or product allocations, or both, will not increase in 1999, the impact of such an interruption is not expected to be materially disruptive due to the breadth of alternative product lines available to the Company.

     The Company's product margins as a percentage of product revenue decreased to 9.8% in 1998 as compared to 10.4% in 1997, due primarily to heightened competition from direct marketers and other resellers. The Company believes that gross margins will continue to be reactive to industry-wide changes and pricing strategies. As such, CompuCom anticipates further decline in product gross margins in 1999. Future profitability will depend upon the Company's ability to effectively manage inventory levels in response to changes in its major suppliers' price protection and return programs, the Company's ability to attract and retain quality services personnel while effectively managing the utilization of such service personnel, and the Company's ability to respond to increased competition from its suppliers' direct selling initiatives. It will also depend on increased focus on providing technical service and support to customers, product demand, competition, manufacturer product availability and pricing strategies, effective utilization of vendor programs, as well as the Company's ability to reduce operating expenses at a pace at least equal to the decline in product gross margin percentages.

SERVICES SEGMENT

     Service revenue is primarily derived from field engineering, LAN/WAN projects, consulting, configuration, help desk, asset tracking, network management, and software management. CompuCom continues to focus on expanding its presence in the service market. This commitment is reflected in the increase in its service personnel. As of December 31, 1998, the Company employed over 2,900 service personnel, including system engineers, network engineers, configuration technicians and field engineers, compared to approximately 800 as of the beginning of 1995. These service personnel provide configuration, field engineering, network management, help desk services and technology management to the Company's customers.

     During 1998, net service revenue increased 9% from 1997 levels as a result of the Company's continued efforts to increase sales of technology management services to meet customer needs and to improve profitability. Service revenue has grown at a compounded annual rate of 37% over the past three years as a result of the Company's strategic efforts, which include: the development of additional service offerings; additional training for its engineers; enhanced management support to the services business; and more emphasis on sales of services in the sales representatives compensation plan. In addition, the Company emphasized the hiring of quality service personnel, increasing the number of its service employees from approximately 800 at the beginning of 1995 to over 2,900 by the-end of 1998. To further enhance its service growth, CompuCom employs an ongoing program in which college graduates are hired and placed in various engineering training and certification programs. At the completion of these programs, these engineers become a part of the Company's billable workforce. The technology management services business is an integral part of CompuCom's strategy to provide customers with value-added service solutions to meet their technology needs.

     CompuCom maintains three configuration centers, one in each of the Company's two distribution centers, located in Paulsboro, New Jersey and Stockton, California, and in the Compaq co-location facility in Houston, Texas. These centers contain configuration systems that have the ability to set up and configure product that includes both standard and nonstandard components or software to enable CompuCom to meet increasing customer demand for advanced, complex system and network configuration technologies.

     CompuCom provides hardware maintenance services ranging from simple desktop repairs, installations, moves, adds, and changes to complex network repairs, application setups and software upgrades. These services are performed based upon the specific customer needs, such as on-site support, warranty support, change and upgrade management, contracted response or time and material.

     The Company's systems management service offerings include: network audits, which consist of an on-site detailed analysis of the current configuration and health of the customer's network environment; network control center design, which includes building a network control center at the customer's location; and remote network monitoring of the customer's network performed by CompuCom's network control center located at the Company's headquarters in Dallas, Texas.

     CompuCom offers help desk support through its Remote Help Desk Services located at the Company's headquarters in Dallas, Texas and at Paulsboro, N.J. These help desk services offer information systems departments the skills and resources needed to design, implement and operate a consolidated, resolution-oriented help desk to support a customer's information technology investments. CompuCom's help desk services include call management, problem management and event tracking. The Company's help desk support group consists of personnel with expertise in software applications, network operating systems and hardware, who provide technical support to end-users and system administrators. The help desk support group also has access to a "known solutions database" to help solve common problems. The help desk solution is tightly integrated with the Company's other service offerings.

CUSTOMIZED APPLICATION PROGRAMMING SEGMENT

        Through its majority-owned subsidiary, ClientLink, located in Atlanta, Georgia, the Company offers software application development services. ClientLink designs, develops, and implements enterprise-wide information technology (IT) solutions for Fortune 500 companies. ClientLink's primary focus is in development and support of client/server and Internet based applications. This is accomplished through custom application development for critical business functions and consulting and implementing IT support solutions. These solutions are normally offered on a fixed-price and fixed-time frame basis. ClientLink's approach allows organizations to achieve their business objectives, better control their budgets and delivery timeframes, and increase their competitiveness in the marketplace by rapidly deploying the solution.

        ClientLink focuses its marketing efforts on establishing and maintaining relationships with Fortune 1000 companies in various industries with intensive information access and processing needs, including telecommunications, financial services, utilities, health care services, manufacturing, and retail.

        The market for custom business systems is highly competitive. ClientLink competes with consulting firms of all sizes, software integration firms, the internal information systems groups of its clients and, to a lesser extent, software vendor companies. ClientLink has competed directly with firms such as Deloitte & Touche and SHL Systemhouse (a subsidiary of MCI) for some of its larger projects.

        During 1998, four customers accounted for 84% of ClientLink's revenues. Individually, these customers accounted for 42%, 16%, 15% and 11% of ClientLink's 1998 revenues. During 1997, two customers accounted for 91% of ClientLink's revenues. Individually, these customers accounted for 56% and 35% of ClientLink's 1997 revenues. During 1996, two customers accounted for 87% of ClientLink's revenues. Individually, these customers accounted for 46% and 41% of ClientLink's 1996 revenues.

Item 1(d) Financial Information About Foreign and Domestic Operations and Export
--------- ----------------------------------------------------------------------
Sales
-----

        The Company does not have any foreign operations nor does it engage in any material export sales.


Item 2  Properties
------  ----------

        The Company's principal executive and administrative offices are located on a 20-acre campus-type setting consisting of two buildings containing approximately 250,000 square feet of office space in Dallas, Texas. The Company purchased this facility during 1996, refurbished it, and fully occupied the facility by the end of 1997. One of the buildings is an eight-story structure and contains executive offices, customer center, finance, purchasing, and human resources. An adjoining three-story building contains the Company's information systems group and its remote help desk personnel. The Company expects to complete a sale/leaseback transaction on its headquarters facilities during the first half of 1999.

        The Company distributes products primarily from three leased warehouse facilities. In August 1996, the Company entered into a lease for approximately 300,000 square feet of warehouse space located in Paulsboro, New Jersey, which has a five-year term, with a cancellation option exercisable on July 31, 1999. In addition to warehousing space, this facility contains a state-of-the-art 90,000 square foot configuration center, allowing CompuCom to meet increasing customer demand for advanced complex system integration and network technologies. It also provides adequate space for channel assembly. Its western distribution center has approximately 104,000 square feet of leased warehouse space in Stockton, California, under a lease that expires in May 1999. In 1998, CompuCom opened a 78,000 square foot co-location facility located at Compaq's headquarters and manufacturing campus in Houston, Texas.

        See Note 14 to the accompanying Notes to Consolidated Financial Statements for additional information regarding lease costs.


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


Item 4  Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

        None have been submitted in the fourth quarter 1998.

                                    PART II

Item 5  Market for Registrant's Common Stock

        The Company's common stock is listed on the NASDAQ National Market (Symbol: CMPC). As of December 31, 1998, there were approximately 8,400 beneficial holders of the Company's common stock. The high and low sales prices reported within each quarter for the years ended December 31, 1998 and 1997 are as follows:

                                     1998                 1997
                               ----------------     ----------------
                                High      Low        High      Low
                               ------    ------     ------    ------

           First quarter       $ 9.75    $ 7.50     $11.13    $ 4.00

           Second quarter        8.50      5.88       7.88      5.75

           Third quarter         7.13      3.56      11.00      6.25

           Fourth quarter        5.25      2.25      10.88      8.25

        The last sale price reported for the Company's common stock on March 29 1999 was $3.69.

        The Company has historically reinvested earnings in the growth of its business and has not paid cash dividends on its common stock. In addition, the Company's current credit facilities restrict the amount of dividends the Company may pay on its common stock.



Item 6  Selected Financial Data

        Selected financial data for the Company is presented below:

                                                                       For the Years Ended December 31,
                                                     ------------------------------------------------------------------------
Operating Results                                       1998           1997           1996           1995           1994
-----------------                                    -----------    -----------    -----------    -----------    -----------
(in thousands, except per share amounts)
   Net revenues                                      $ 2,254,465    $ 1,949,802    $ 1,995,191    $ 1,441,597    $ 1,255,813

   Gross margin                                          283,960        267,545        240,963        174,908        141,693

   Earnings before income taxes                              668 *       58,658**       50,616***      34,335         24,432

   Net earnings                                              401 *       35,194**       30,471***      20,670         14,659

   Earnings/(loss) per common share:
        Basic                                               (.01)*          .75**          .66***         .54            .43
        Diluted                                             (.01)*          .71**          .61***         .45            .34

Balance Sheet Data

   Total assets                                       $  545,489     $  462,590    $   692,985     $  508,704     $  429,531

   Long-term debt                                         81,929         97,400        236,450        120,364        118,974

   Convertible subordinated notes                                         3,000          3,000          3,000         18,214

   Stockholders' equity                                  210,281        210,200        171,098        138,341         94,368


   * Includes restructuring charges of $16.4 million ($9.9 million, net of tax) or ($.21) per share
   ** Includes nonrecurring gains on prepayment of secured note related to sale of subsidiary in 1994 of $1.0 million and gain on sale of Company's former headquarters of $2.4 million or $.07 per share
   ***  Includes nonrecurring gain on sale of securities of $5.2 million
        (Basic - $.12 per share, Diluted - $.10 per share)

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations

        The following table presents the Company's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, nonrecurring gains, income taxes and net earnings are shown as a percentage of total net revenue for the three years ended December 31:

                                              1998         1997         1996
                                           -----------------------------------
                                                     ($ in millions)
        Revenue:
          Product                           $ 1,980      $ 1,700      $ 1,817
          Service                               258          236          169
          Other                                  16           14            9
                                           -----------------------------------
            Total revenue                   $ 2,254      $ 1,950      $ 1,995
                                           ===================================

        Gross margin:
          Product                           $   194      $   176      $   181
          Service                                82           84           56
          Other                                   8            7            4
                                           -----------------------------------
            Total gross margin              $   284      $   267      $   241
                                           ===================================

        Gross margin percentage:
          Product                               9.8%        10.4%        10.0%
          Service                              32.0%        35.7%        33.3%
          Other                                48.6%        48.8%        39.2%
                                           -----------------------------------
            Total gross margin percentage      12.6%        13.7%        12.1%
                                           -----------------------------------

        Operating expenses:
          Selling                               4.9%         4.0%         4.0%
          Service                               2.4%         2.5%         2.0%
          General and administrative            3.0%         3.1%         2.8%
          Depreciation and amortization         0.7%         0.6%         0.5%
          Restructuring charges                 0.7%
                                           -----------------------------------
            Total operating expenses           11.7%        10.2%         9.3%
                                           -----------------------------------

        Earnings from operations                0.9%         3.5%         2.8%

        Interest                               (0.8%)       (0.8%)       (0.7%)
        Nonrecurring gain                                    0.3%         0.4%
                                           -----------------------------------
        Earnings before income taxes            0.1%         3.0%         2.5%

        Income taxes                            0.1%         1.2%         1.0%
                                           -----------------------------------

        Net earnings                            0.0%         1.8%         1.5%
                                           ===================================

OVERVIEW

        On May 13, 1998, the Company acquired Computer Integration Corporation ("CIC") and on June 26, 1998, the Company acquired Dataflex Corporation ("Dataflex") (collectively "the acquisitions").

        On October 22, 1998 the Company's Board of Directors approved a restructuring plan designed to reduce the Company's cost structure by approximately 1.25% to 1.5% of sales by closing branch facilities and reducing the Company's workforce by approximately 10%. The Company retains local presence in all existing markets. As a result, the Company recorded a restructuring charge in the fourth quarter of 1998 of $16.4 million (pretax), primarily consisting of costs associated with the closing of certain facilities and disposing of related fixed assets, as well as employee severance and benefits related to the reduction in workforce. See Note 4 to the Consolidated Financial Statements.


                             1998 Compared to 1997

        Product revenue, which is primarily derived from the sale of distributed desktop computer products to corporate customers, increased approximately 17% to $1.98 billion in 1998 from $1.70 billion in 1997. The majority of the increase in product revenue was due to the acquisitions, which contributed approximately $219 million in product revenue. Excluding the acquisitions, product revenue for the Company increased approximately 3.6% in 1998 compared to 1997. This increase in product revenues, excluding the acquisitions, is primarily due to an increase in desktop, laptop, and server units shipped and increased software sales. Excluding the acquisitions, the Company shipped approximately 26% more of these units in 1998 compared to 1997. This increase was partially offset by a decrease in the average sales price of units sold resulting from manufacturer price reductions. Although the trend of declining average sales prices slowed in 1998 relative to 1997, the Company expects this trend will continue in the short term. Product gross margin as a percentage of product revenue decreased to 9.8% in 1998 from 10.4% in 1997. The decline in product gross margins is primarily due to heightened competition from other corporate resellers and direct marketers. The Company expects to continue to experience declining product gross margins in the short term.

        Service revenue increased 9.2% to $257.9 million in 1998 from $236.2 million in 1997. Service revenue is primarily derived from field engineering, LAN/WAN projects, consulting, configuration, help desk, asset tracking, network management, and software management. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increase in service revenue was primarily due to increases in field engineering, which is typically driven in part by product unit sales volume, and the acquisitions. Excluding the acquisitions, service revenue increased approximately 4.9%. Service gross margin as a percentage of service net revenue decreased to 32.0% in 1998 compared to 35.7% in 1997. The decrease was primarily caused by lower billing per engineer for the Company's service personnel, particularly in the systems
engineering group.   The Company does not expect to see improvement in its
service gross margin percentage in the short term.

        Operating expenses increased 32.6% or $65.0 million for 1998 compared to the same prior year period. As a percentage of net revenue, operating expenses increased to 11.7% in 1998 compared to 10.2% in 1997. The percentage and dollar increases resulted primarily from increased selling expenses and restructuring charges.

        Selling expense increased $30.1 million or 38.0% in 1998 compared to 1997. As a percentage of net revenues, selling expense increased to 4.9% in 1998 from 4.0% in 1997. These increases resulted from an increase in the Company's sales force as a result of the acquisitions, the hiring of additional sales representatives, and higher commission expense. Service expense increased in absolute dollars in 1998 compared to 1997 primarily due to the growth in the Company's service business and increased spending on training as a result of an increase in the size of the Company's engineering force. However, as a percentage of net revenues for 1998 compared to 1997, service expense decreased slightly. General and administrative expense increased in absolute dollars in 1998 compared to 1997 primarily due to expenditures to broaden the Company's electronic commerce capabilities, costs related to the Company's ongoing campus recruiting program and the integration of the acquisitions. However, as a percentage of net revenues for 1998 compared to 1997, general and administrative expense decreased slightly. As a result of the Company's fourth quarter 1998 restructuring activities, management expects to realize reductions in operating expenses from its fourth quarter 1998 levels. These reductions may not result in lower operating expenses in comparison to the same period of the prior year. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

        Depreciation and amortization expense increased for 1998 both in absolute dollars and as a percentage of net revenue when compared to 1997. The increase in depreciation expense is associated with upgrading the Company's hardware and software and increased depreciation as a result of the acquisitions completed during 1998. The Company also expects to realize a slight decrease in depreciation expense associated with the closing of branch facilities and disposal of those related depreciable assets. Increased amortization expense is the result of an increase in goodwill from the acquisitions completed during the second quarter of 1998.

        Financing expense increased approximately 25.4% for 1998 compared to 1997, primarily as a result of increased borrowings due to the acquisitions. The Company's effective interest rate was 6.6% for 1998 compared to 6.7% in 1997. The Company increased the availability in its working capital facility from $125 million to $165 million in June of 1998 to accommodate the acquistions. The interest rate on the working capital facility is subject to adjustment based on certain performance criteria. The Company's effective interest rate was 7.5% at December 31, 1998.

        During the third quarter of 1997, the Company recognized a previously deferred nonrecurring after-tax gain of $1.0 million. Recognition of the gain was due to the early payment of a secured note related to the 1994 sale of the Company's former subsidiary, PC Parts Express, Inc. (known as PC Service Source, Inc.).

        During the fourth quarter of 1997, the Company recognized a nonrecurring after-tax gain of $2.4 million on the sale of the Company's former headquarters.

        As a result of the factors discussed above, net earnings, excluding the restructuring charge in 1998 and the nonrecurring gains in 1997, decreased 68% to $10.3 million in 1998 from $31.8 million in 1997. Some of the factors that may impact future profitability include the following: the Company's ability to effectively manage inventory levels in response to changes in its major suppliers' price protection and return programs, the Company's ability to effectively manage the utilization of service personnel, the Company's ability to respond to increased competition from its suppliers' direct selling initiatives, the Company's ability to reduce operating expenses at a pace equal to the decline in margin percentages, demand for product, competition, manufacturer product availability, effective utilization of vendor programs, and the Company's ability to implement its recently announced virtual office strategy.


                             1997 Compared to 1996

        Product revenue declined 7% to $1.70 billion in 1997 from $1.82 billion in 1996. Although the Company shipped more desktop, laptop and server units in 1997 compared to 1996, the units were sold at a lower average sales price primarily due to manufacturer price reductions, which contributed to the overall decrease in product revenue. In addition, the Company believes the product revenue decline was attributable to an increase in direct marketers' market share and the Company's effort during much of 1997 to improve product margins by reducing its low-margin product business.

        Product gross margin as a percentage of product net revenue increased to 10.4% in 1997 from 10.0% in 1996. This increase was primarily due to the Company's effort to reduce its low-margin product business, and an increase in the amount of manufacturer-sponsored incentives in 1997 compared to 1996.

        Service revenue increased 39% to $236 million in 1997 from $169 million in 1996. The increase in service revenue reflected the Company's continued focus on growing the service business. Also contributing to the revenue growth in service was the increase in the number of units sold during 1997 as compared to 1996, which increased demand for services such as configuration and installation. Service gross margin as a percentage of service net revenue increased to 35.7% in 1997 from 33.3% in 1996, primarily due to an increase in billing per engineer of the Company's service personnel and growth in the Company's higher-end service offerings, such as systems engineering and consulting, which typically have higher margins than some of the Company's other services.

        As a percentage of net revenue, operating expenses for 1997 increased to 10.2% compared to 9.3% in 1996. On an absolute dollar basis, operating expenses for 1997 increased approximately $15 million compared to 1996. These increases were attributed to increases in service operating expenses, general and administrative expenses and depreciation expense. Selling expenses decreased due to the decline in product sales, but remained flat as a percentage of net revenue when compared to 1996. Service expenses increased both as a percentage of net revenue and in absolute dollars as a result of the growth in the Company's service business. Service revenue represented 12% of total revenue in 1997 as compared to 8% in 1996. However, the Company's efforts to control expenses resulted in a decrease in service expense as a percentage of service revenue to 21.0% in 1997 as compared to 23.5% in 1996. General and administrative expenses increased both in dollars and as a percentage of net revenues. These increases were mainly due to the continued investment in the Company's information system resources required to broaden the Company's electronic commerce capabilities and improve efficiency within the Company's customer center.

        Depreciation and amortization expense increased in absolute dollars and as a percentage of net revenue for 1997 compared to 1996. These increases primarily reflected depreciation of enhancements to the Company's information systems, facility improvements associated with the Company's new headquarters and operations campus and furniture and fixtures required to support business activity.

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


Liquidity and Capital Resources

        Working capital at December 31, 1998 was $164 million compared to $235 million at December 31, 1997. This net decrease was primarily the result of an increase in accounts payable and a decrease in inventory, partially offset by an increase in accounts receivable. The Company's accounts payable balance fluctuates relative to the timing of product receipts and the mix of vendors. The decrease in inventory is primarily due to the Company's effort to reduce its risk associated with changes in its suppliers' price protection and return programs through increasing its inventory turns. The Company increased its inventory turns from 8.5 in 1997 to 11.5 in 1998. The increase in accounts receivable is mainly attributable to the acquisitions completed in 1998 which resulted in higher revenues in the fourth quarter 1998 versus the fourth quarter 1997.

        The Company's liquidity has been negatively impacted by the increase in the dollar volume of vendor rebate programs. Under these programs, the Company is required to pay a higher initial price for product and claim a rebate to reduce the price. The collection of these rebates can take several months. Due to the increased volume of product sold under these programs, the Company's initial price for the product is often higher than the sales price the Company can obtain from its customers. As of December 31, 1998, these programs are a material factor in the Company's financing needs.

        The Company's capital asset requirements are generally funded through financing arrangements and internally generated funds. During 1998, the Company increased the size of its credit facilities in order to finance the acquisitions completed during 1998. As of December 31, 1998, the Company's financing arrangements consist of a $175 million Securitization Facility, a $165 million working capital facility and a $25 million real estate loan (collectively, the "Credit Agreements"). The term of the working capital facility is five years. As of December 31, 1998, the Securitization Facility was fully utilized and the Company had approximately $106 million of availability under the working capital facility. The $25 million real estate loan is payable as follows: the first quarterly payment of $500,000 is due on April 1, 1999, quarterly payments increase to $1,000,000 on January 1, 2000, and then increase to $2,000,000 on January 1, 2001, with a final payment of $3,500,000 due on November 2, 2002. The Company expects to complete a sale/leaseback on its headquarters building during the first half of 1999. The proceeds from the sale/leaseback would be used to payoff the real estate loan and pay down a portion of the working capital facility.

        The Securitization Facility terminates on April 15, 1999. The Company is currently negotiating a replacement securitization facility and expects to have this agreement executed prior to April 15, 1999. For the month of February 1999, the Company was out of compliance with one covenant ratio of its existing Securitization Facility. The Company does not expect this violation to negatively impact negotiations relative to the replacement securitization facility or to negatively impact its liquidity. On December 31, 1998, the Company was not in compliance with certain financial covenants under the Credit Agreements. However, the Company has received an amendment related to such covenants from its lenders for periods up to and including April 15, 1999. The Company is also currently negotiating a replacement working capital facility and expects to have this agreement executed prior to April 15, 1999. Although the new facility is expected to contain provisions that could result in lower interest rates as the Company's financial performance improves, the initial interest rates are expected to be higher than the Company's current effective interest rate. If the Company is not successful in implementing the replacement credit agreements, management believes there are a number of viable alternatives to ensure continued financing.

        The Company's business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. Capital expenditures were approximately $14 million in 1998 as compared to $22 million in 1997. The majority of the 1998 expenditures were related to the upgrading of Company hardware and software at both headquarters and branch locations. The majority of the 1997 expenditures were related to facility improvements required to prepare the Company's new headquarters and operations campus for occupancy, as well as information systems enhancements. The Company does not expect its capital expenditure requirements in 1999 to be materially different from its 1998 expenditures.

Year 2000 Readiness Disclosure

        The Year 2000 issue results from the fact many computer programs were previously written using two digits rather than four to define the applicable year. Programs written in this way may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing business delays and disruptions of operations. The Company has developed a step-by-step plan which details the tasks, deliverables, resources, and target dates necessary to monitor the Company's information systems at the turn of the century and beyond. Assessment of the Company's systems has been divided into five areas Core information systems and components ("Core IS"), Distributed Desktop systems, Non-IS systems, new IS purchases by the Company, and mergers and acquisitions.

The Company's Core IS include purchasing, order management, warehouse management, distribution, service dispatch, service parts, engineer billing, human resources and financial information systems. Distributed Desktop systems include all desktop computers and related components used by the Company's associates, wherever they are located. Initial assessment of these systems has included the identification of each hardware, software, tool, and package comprising these systems to determine whether or not they support Year 2000 date codes. Testing, remediation, and validation of the Company's Core IS and distributed desktop systems is planned to be completed by June 1999.
Remediation includes the enhancement, upgrading, migration, or replacement of non-compliant hardware, software, tools and/or systems. Validation entails testing of all systems including a "quality control" environment in which the date is artificially set forward to the Year 2000 to simulate the turn of the century and beyond. The Company has also purchased a Year 2000 compliance software package that will generate audit reports on a regular basis to report back any noncompliant Distributed Desktop systems. The Company began using this software package in January 1999 and will produce and review the reports on a regular basis through 2000.

Non-IS systems include all microcontroller systems and back-up processes of Core IS. Microcontroller systems comprise all electronic systems such as telephones, security systems, alarms, etc. Initial assessment and remediation of the

Company's Non-IS systems is currently expected to be completed during the first quarter of 1999. The Company reviews each of its new potential hardware and software purchases to ensure they are Year 2000 compliant. The Company completed three acquisitions during 1998; however, these acquisitions have been integrated into the Company and the major processes of the acquired systems have been replaced with the Company's Core IS.

As part of its Year 2000 assessment, the Company must also consider the compliance of third parties with which the Company has a material relationship, namely its vendors, suppliers, and customers. The Company relies on vendors and suppliers for hardware, software, and tools used within its own business environment. The Company has developed a Year 2000 questionnaire which has been sent to its vendors and suppliers in order to ascertain whether vendors and suppliers warrant their hardware, software, and tools to be Year 2000 compliant and whether vendors and suppliers have adequately addressed the Year 2000 issue. The Company has documented compliance via the questionnaire for approximately 85% of hardware, software, and tools currently in use. For the remaining 15% of questionnaires, if documented compliance is not received, the Company's plan is to upgrade or replace for compliance, or decommission if necessary during the second quarter of 1999.

The Company is required to disclose a reasonable description of its most reasonably likely worst case Year 2000 scenario. Although noncompliance could result in a system failure, business delays, and/or disruptions in operations, the Company is in the process of developing a contingency plan in case a Year 2000 problem occurs. As a reseller of computer products, the Company only passes through to its customers the applicable vendor's warranties; it makes no warranties regarding Year 2000 compliance on any of the products it resells. However, if one of the Company's major vendors or suppliers is found to be Year 2000 noncompliant which is not corrected on a timely basis, it could have a material adverse effect on the Company's results of operations. Due to that fact, the Company is still in the process of obtaining assurances from its vendors and suppliers regarding their readiness for Year 2000.

The Company's plan also includes the availability of a test team that will test the Company's information systems on an on-going basis to further validate that additions or modifications to any of the Company's systems do not create Year 2000 compliance issues. The Company's expectations with respect to the Year 2000 issues noted above are based on the premise there will be no material general failure of external systems (including power, communications, transportation or financial systems) necessary for the ordinary conduct of business. At the present time, the company is developing a contingency plan to operate in the event its computer systems or those of its vendors, suppliers, or customers are not Year 2000 compliant. The Company expects to have this contingency plan completed by June 1999.

The Company currently anticipates it will spend approximately $1,400,000 on Year 2000 compliance, of which approximately $800,000 has been spent through December 31, 1998. The majority of the remaining expense is expected to be for previously identified desktop equipment and full-time associates dedicated to the Year 2000 compliance effort. All previous as well as future expenditures on Year 2000 compliance have or will come from operating cash flow.

Item 7a  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to interest rate risk primarily through its Securitization Facility, working capital facility and real estate loan. The Company utilizes the Securitization Facility and working capital facility borrowings to meet its working capital needs. The term loan was used to finance the purchase of the Company's headquarters and operations campus. Under the Securitization Facility, the Company had borrowings of approximately $173.0 million outstanding at December 31, 1998 which have a variable interest rate of 4.95% plus an agreed upon spread. Under the working capital facility, the Company had $56.1 million outstanding at December 31, 1998 with an effective interest rate of 7.5%. Under the real estate loan, the Company had borrowings of approximately $25.0 million with an effective interest rate of 7.5%. If the Company's effective interest rate were to increase from 7.5% to 8.25% (a 10% increase), the effect on the Company's financial statements would be immaterial.

Currently, the Company does not enter into financial instruments for trading or other speculative purposes or to manage interest rate exposure.

Item 8  Financial Statements and Supplementary Data

        The consolidated financial statements and schedule filed with this report appear on pages F-2 through F-22, and are listed on page F-1.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.



                                   PART III

Item 10  Directors and Executive Officers of the Registrant

         The executive officers of the Company as of March 29, 1999 are as follows:

                Name                       Age                              Position
                ----                       ---                              --------
         Edward Anderson /(1)/             52                     President and Chief Executive Officer

         Thomas C. Lynch /(2)/             56                     Executive Vice President and Chief Operating Officer

         M. Lazane Smith /(3)/             44                     Senior Vice President, Finance and Chief Financial Officer


 /(1)/ Mr. Anderson has served as President and Chief Executive Officer since January 1994. Mr. Anderson joined the Company in August 1993 as Chief Operating Officer and has been a Director of the Company since 1993.

 /(2)/ Mr. Lynch joined the Company as Executive Vice President and Chief Operating Officer in October 1998. Prior to joining the Company, he served as Senior Vice President of Safeguard Scientifics, Inc. from 1996 until 1998. Prior to his association with Safeguard, he was a Rear Admiral in the United States Navy, serving on active duty for 31 years.

 /(3)/ Ms. Smith has held the position of Senior Vice President, Finance and Chief Financial Officer since February 1997. Ms. Smith joined the Company in 1993 as Corporate Controller and was promoted to Vice President Finance and Corporate Controller in 1994.



         Directors

         The Company incorporates by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement relative to its May 13, 1999 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

         Disclosure of Delinquent Filers Pursuant to Item 405 of Regulation S-K

     The Company incorporates by reference the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in its definitive Proxy Statement relative to its May 13, 1999 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11  Executive Compensation

         The Company incorporates by reference the information contained under the captions "EXECUTIVE COMPENSATION AND OTHER ARRANGEMENTS" in its definitive Proxy Statement relative to its May 13, 1999 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12  Security Ownership of Certain Beneficial Owners and Management

         The Company incorporates by reference the information contained under the caption "STOCK OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND GREATER THAN 5% STOCKHOLDERS" in its definitive Proxy Statement relative to its May 13, 1999 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13  Certain Relationships and Related Transactions

         The Company incorporates by reference the information contained under the caption "RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT AND OTHERS" in its definitive Proxy Statement relative to its May 13, 1999 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.



                                    PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Financial Statements and Schedules.

         The financial statements and financial statement schedule filed with this report are listed on page F-1.

(b)      Reports on Form 8-K.

         No reports on Form 8-K have been filed by the Registrant during the twelve months ended December 31, 1998.

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

  4(c)** CompuCom Systems, Inc. 1993 Stock Option Plan, as amended (14) (Exhibit A)

  4(d)** CompuCom Systems, Inc. 1984 Non-Qualified Stock Option Plan, as amended (3) (Exhibit 4(g))

  4(e)** CompuCom Systems, Inc. Stock Option Plan for Directors (10) (Exhibit 4(g))

  4(f)** Stock Option Agreement dated July 21, 1995 between CompuCom Systems, Inc. and Delbert W. Johnson (10) (Exhibit 4(i))

  4(g)** Stock Option Grant Agreement between CompuCom Systems, Inc. and Thomas C. Lynch, dated as of October 22, 1998 (19) (Exhibit 10.1)

  4(h)**        CompuCom Systems, Inc. Employee Stock Purchase Plan (16)
                (Appendix A)

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

  10(b)** Amendment 1996-1 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective May 1, 1996 (11) (Exhibit 10.9)

  10(c)** Amendment No. 1 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective January 1, 1998 (exhibits omitted) (17) (Exhibit 10.1)

  10(d)** Amendment No. 2 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective January 26, 1998 (exhibits omitted) (17) (Exhibit 10.2)

  10(e) Amended and Restated Agreement for Inventory Financing, dated September 20, 1996, between CompuCom Systems, Inc. and IBM Credit Corporation (13) (Exhibit 10(d))

  10(f) IBM Credit Corporation agreement with CompuCom Systems, Inc. to extend the terms of the Agreement for Inventory Financing to March 21, 1999 *

  10(g) Security Agreement for Wholesale Financing, dated December 27, 1993, between CompuCom

                Systems, Inc. and Compaq Computer Corporation (7) (Exhibit
                10(e))

  10(h) Intercreditor Agreement, dated December 27, 1993, among NationsBank of Texas, N.A., CompuCom Systems, Inc. and Compaq Computer Corporation (7) (Exhibit 10(f))

  10(i) Subordination Agreement, dated August 22, 1994, among Hewlett-Packard Company, NationsBank of Texas, N.A., and IBM Credit Corporation, pertaining to certain assets of CompuCom Systems, Inc. (9) (Exhibit 10(h))

  10(j) Intercreditor Agreement, dated as of April 1, 1996, among NationsBank of Texas, N.A., CompuCom Systems, Inc. and IBM Credit Corporation (11) (Exhibit 10.4)

  10(k) Amended and Restated Credit Agreement, dated as of November 3, 1997, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits and schedules omitted) (15) (Exhibit 16(t))

  10(l) Amendment #1 to Amended and Restated Credit Agreement, dated as of June 26, 1998, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as Administrative Lender (exhibits omitted) (18) (Exhibit 10.1)

  10(m) Amended and Restated Receivables Purchase Agreement, dated as of November 3, 1997, between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted) (15) (Exhibit 10(u))

  10(n) Amended and Restated Transfer and Administration Agreement, dated as of November 3, 1997, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) (15) (Exhibit 10(v))

  10(o) Business Partner Agreement, dated September 15, 1994, between IBM Corporation and CompuCom Systems, Inc., with Dealer Profile, Remarketer General Terms, and attachments (9) (Exhibit 10(n))

  10(p) IBM Corporation Remarketer Announcement, dated March 13, 1996, modifying its Business Partner Agreement with CompuCom Systems, Inc. to automatically extend its term for an additional 12 months upon its expiration (13) (Exhibit 10(r))

  10(q) Agreement for Participation in the IBM Business Partner PC, Authorized Assembler Program, dated January 16, 1997 between IBM Corporation and CompuCom Systems, Inc. (15) (Exhibit 10(y))

  10(r) Agreement to Extend Participation in the IBM Business Partner PC, Authorized Assembler Program, dated November 18, 1997 between IBM Corporation and CompuCom Systems, Inc. to December 31, 1998 (15) (Exhibit 10(z))

  10(s) U.S. Reseller Agreement, dated January 23, 1993, between Compaq Computer Corporation and CompuCom Systems, Inc. (7) (Exhibit 10(l))

  10(t) Software License Agreement, dated January 15, 1998, between Compaq Computer Corporation and CompuCom Systems, Inc. (15) (Exhibit 10(bb))

  10(u) Channel Installation Agreement for Microsoft Products, dated January 15, 1998, between Compaq Computer Corporation and CompuCom Systems, Inc. (15) (Exhibit 10(cc))

  10(v) U.S. Reseller Agreement, dated March 1, 1996, between Hewlett-Packard Company and CompuCom Systems, Inc. (11) (Exhibit 10.8)

  10(w) U.S. Agreement for Authorized Reseller Participation in Channel Assembly Program, dated March 1, 1997, between Hewlett-Packard Company and CompuCom Systems, Inc. (15) (Exhibit 10(ee))

  10(x) Administrative Services Agreement, dated January 1, 1988, between CompuCom Systems, Inc. and Safeguard Scientifics, Inc., with Letter Amendment dated as of April 1, 1991 (4) (Exhibit 10(z))

  10(y) Lease dated May 16, 1996, between CompuCom Systems, Inc. and The Riggs National Bank of Washington, D.C. for premises at 1225 Forest Parkway, Paulsboro, New Jersey (exhibits omitted)

                (12) (Exhibit 10.8)

  10(z) Ratification Agreement dated January 9, 1992 between CompuCom Systems, Inc. and The Arch Street Group with respect to assignment of Lease dated November 1, 1988 between The Arch Road Group and Photo & Sound Company (attached) for premises at 4686 Frontier, Stockton, California (4) (Exhibit 10(dd))

  10(aa) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of September 27, 1996, from CompuCom Systems, Inc. to NationsBank of Texas, N.A. (exhibits omitted) (12) (Exhibit 10.7)

  10(bb) Contract of Sale between CompuCom Systems, Inc., as seller, and MacFarlan Realty Partners, L.L.C., as purchaser, for property located at 10100 North Central Expressway, Dallas, Texas, dated effective October 23, 1997 (15) (Exhibit 10(jj))

  10(cc) First Amendment to Contract of Sale between CompuCom Systems, Inc., as seller, and MacFarlan Realty Partners, L.L.C., as purchaser, for property located at 10100 North Central Expressway, Dallas, Texas, dated effective December 9, 1997 (15) (Exhibit 10(kk))

  10(dd) $7,840,000 Secured Promissory Note, dated December 30, 1997, from MacFarlan Realty Partners, L.L.C., to CompuCom Systems, Inc. (15) (Exhibit 10(ll))

  10(ee) Note Modification Agreement and Settlement Agreement, dated as of November 30, 1998, between MacFarlan Realty Partners L.L.C. and CompuCom Systems, Inc. *

  10(ff)** $1,181,250 Amended and Restated Secured Term Note, dated February 12, 1997, from Edward R. Anderson to CompuCom Systems, Inc. (13) (Exhibit 10(ff))

  10(gg)** First Amendment, dated February 19, 1999, to Amended and Restated Secured Term Note from Edward R. Anderson to CompuCom Systems, Inc. *

  10(hh)** Pledge Agreement, dated August 31, 1994, between Edward R. Anderson and CompuCom Systems, Inc. (9) (Exhibit 10(nn))

  10(ii)** $661,251 Secured Term Note, dated June 16, 1997, from Daniel F. Brown to CompuCom Systems, Inc. (15) (Exhibit 10(pp))

  10(jj)** Pledge Agreement, dated June 16, 1997, from Daniel F. Brown and CompuCom Systems, Inc. (15) (Exhibit 10(qq))

  10(kk)**      $796,875 Secured Term Note, dated December 23, 1998, from Thomas
                C. Lynch to CompuCom Systems, Inc. *

  10(ll)        Pledge Agreement, dated December 23, 1998, between Thomas C.
                Lynch and CompuCom Systems, Inc. *

  10(mm) $2,021,875 Secured Term Note, dated October 22, 1998, from Edward R. Anderson to CompuCom Systems, Inc. *

  10(nn)        Pledge Agreement, dated October 22, 1998, between Edward R.
                Anderson and CompuCom Systems, Inc. *

  10(oo)** Executive Employment Agreement, dated October 24, 1997, between Edward R. Anderson and CompuCom Systems, Inc. (15) Exhibit 10(rr))

  10(pp)** Employment Agreement Amendment, dated February 19, 1999, between Edward R. Anderson and CompuCom Systems, Inc. *

  10(qq)**      Executive Employment Agreement, dated October 24, 1997, between
                M. Lazane Smith and CompuCom Systems, Inc. (15) (Exhibit 10(ss))

  10(rr)** Employment Separation Letter Agreement, dated January 18, 1999, between William Barry and CompuCom Systems, Inc., with attached General Release and Agreement, and Employee

                Non-Disclosure, Non-Solicitation and Non-Competition Agreement *

  21            List of Subsidiaries *

  23            Consent of KPMG LLP *

  27.1          Financial Data Schedule *

-------------------

  *             Filed herewith

  ** These exhibits relate to management contracts or to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate, required to be filed as exhibits to this Form 10-K.

  (1) Filed on April 19, 1989 as an exhibit to the 1989 Annual Meeting Proxy Statement and incorporated herein by reference.
  (2) Filed on April 2, 1990 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
  (3) Filed on March 29, 1991 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
  (4) Filed on March 30, 1992 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
  (5) Filed on March 31, 1993 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
  (6) Filed on March 14, 1994 as an exhibit to the Registration Statement on Form S-8 (No. 33-76382) and incorporated herein by reference.
  (7) Filed on March 31, 1994 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
  (8) Filed on May 15, 1994 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.
  (9) Filed on March 31, 1995 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
  (10) Filed on October 10, 1995 as an exhibit to the Registration Statement on Form S-8 (No. 33-63309) and incorporated herein by reference.
  (11) Filed on May 13, 1996 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.
  (12) Filed on November 12, 1996 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.
  (13) Filed on March 31, 1997 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
  (14) Filed on April 9, 1997 as an exhibit to the 1997 Annual Meeting Proxy Statement and incorporated herein by reference.
  (15) Filed on March 31, 1998 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
  (16) Filed on April 7, 1998 as an exhibit to the 1998 Annual Meeting Proxy Statement and incorporated herein by reference.
  (17) Filed on May 14, 1998 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.
  (18) Filed on August 14, 1998 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.
  (19) Filed on November 16, 1998 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.

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

     Consolidated Statements of Operations                                  F-4

     Consolidated Statements of Stockholders' Equity                        F-5

     Consolidated Statements of Cash Flows                                  F-6

     Notes to Consolidated Financial Statements                             F-7

     Financial Statement Schedule


         Schedule II      Valuation and Qualifying Accounts                 F-22

                         Independent Auditors' Report


The Stockholders and Board of Directors
CompuCom Systems, Inc.:


     We have audited the accompanying consolidated balance sheets of CompuCom Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompuCom Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                 KPMG LLP




Dallas, Texas
February 10, 1999

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1998 and 1997
                     (In thousands, except share amounts)

                 Assets                                                       1998              1997
                 ------                                                   ----------         ----------
Current assets:
   Cash                                                                     $  4,526           $  4,456
   Receivables, less allowance for doubtful accounts
     of $3,507 in 1998 and $2,672 in 1997                                    262,380            177,141
   Inventories                                                               138,551            197,958
   Deferred tax asset                                                          6,718
   Other                                                                       3,247              2,880
                                                                          ----------         ----------
       Total current assets                                                  415,422            382,435

Property and equipment:
   Land, building and improvements                                            39,422             38,441
   Furniture, fixtures and other equipment                                    57,703             41,338
   Leasehold improvements                                                      9,893              7,099
                                                                          ----------         ----------
                                                                             107,018             86,878
   Less accumulated depreciation and amortization                            (35,014)           (23,519)
                                                                          ----------         ----------
       Net property and equipment                                             72,004             63,359

Cost in excess of fair value of tangible net assets
   purchased, less accumulated amortization                                   54,786             13,569
Other                                                                          3,277              3,227
                                                                          ----------         ----------
                                                                            $545,489           $462,590
                                                                          ==========         ==========

             Liabilities and Stockholders' Equity
             ------------------------------------
Current liabilities:
   Accounts payable                                                         $160,524           $ 72,475
   Accrued liabilities                                                        89,218             71,791
   Current portion of long-term debt                                           1,500              3,000
                                                                          ----------         ----------
       Total current liabilities                                             251,242            147,266

Long-term debt                                                                81,929             97,400
Deferred income taxes                                                          1,378              7,198
Other                                                                            659                526

Stockholders' equity:
   Series B preferred stock, $10 stated value. Authorized 3,000,000
     Shares; issued and outstanding 1,500,000 shares.                         15,000             15,000
   Common stock, $.01 par value. Authorized 70,000,000 shares;
     Issued and outstanding 47,441,820 shares in 1998
     And 46,111,820 shares in 1997                                               474                461
   Additional paid-in capital                                                 70,380             66,094
   Retained earnings                                                         128,478            128,977
   Notes receivable for sale of stock                                         (4,051)              (332)
                                                                          ----------         ----------
       Total stockholders' equity                                            210,281            210,200
                                                                          ----------         ----------

                                                                            $545,489           $462,590
                                                                          ==========         ==========

See accompanying notes to consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                 Years ended December 31, 1998, 1997 and 1996

                    (In thousands, except per share amounts)


                                            1998          1997         1996
                                        -----------   -----------   -----------

Revenue:
  Product                               $ 1,980,578   $ 1,699,268   $ 1,816,504
  Service                                   257,930       236,221       169,600
  Other                                      15,957        14,313         9,087
                                        -----------   -----------   -----------
    Total revenue                         2,254,465     1,949,802     1,995,191
                                        -----------   -----------   -----------

Cost of revenue:
  Product                                 1,786,851     1,523,034     1,635,653
  Service                                   175,451       151,894       113,046
  Other                                       8,203         7,329         5,529
                                        -----------   -----------   -----------
    Total cost of revenue                 1,970,505     1,682,257     1,754,228
                                        -----------   -----------   -----------

Gross margin                                283,960       267,545       240,963

Operating expenses:
  Selling                                   109,322        79,188        80,105
  Service                                    54,940        49,563        39,876
  General and administrative                 67,928        59,539        55,580
  Depreciation and amortization              15,923        11,274         8,760
  Restructuring charges                      16,437
                                        -----------   -----------   -----------
    Total operating expenses                264,550       199,564       184,321
                                        -----------   -----------   -----------

Earnings from operations                     19,410        67,981        56,642

Financing expenses                          (18,742)      (14,947)      (14,764)
Nonrecurring gains                                          5,624         8,738
                                        -----------   -----------   -----------
Earnings before income taxes                    668        58,658        50,616

Income taxes                                    267        23,464        20,145
                                        -----------   -----------   -----------

Net earnings                            $       401   $    35,194   $    30,471
                                        ===========   ===========   ===========

Earnings/(loss) per common share:
    Basic                                     ($.01)  $       .75   $       .66
    Diluted                                   ($.01)  $       .71   $       .61

Average common shares outstanding:
    Basic                                    46,346        45,686        44,616
    Diluted                                  46,346        50,034        49,887


See accompanying notes to consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                 Years ended December 31, 1998, 1997 and 1996
                     (In thousands, except share amounts)

                                           Preferred Stock         Common Stock      Additional               Notes         Total
                                         --------------------   ------------------    Paid-in   Retained  Receivable for Stockholder
                                           Shares     Amount      Shares    Amount    Capital   Earnings  Sale of Stock     Equity
                                         ----------  --------   ----------  ------   ---------- --------  --------------  ----------

Balances at December 31, 1995             1,500,000   $15,000   44,100,732   $441      $57,788  $ 65,112                   $138,341

    Exercise of common stock warrants                               71,666      1          107                                  108

    Exercise of options                                            755,173      7        3,071                                3,078

    Preferred stock dividend                                                                        (900)                      (900)


    Net earnings                                                                                  30,471                     30,471
                                         ----------  --------   ----------  ------   ---------- --------  --------------  ----------



Balances at December 31, 1996             1,500,000    15,000   44,927,571    449       60,966    94,683                    171,098

    Exercise of options                                          1,184,249     12        5,128                                5,140

    Loans to officers for sale of stock                                                                             (332)      (332)


    Preferred stock dividend                                                                        (900)                      (900)


    Net earnings                                                                                  35,194                     35,194
                                         ----------  --------   ----------  ------   ---------- --------  --------------  ----------


Balances at December 31, 1997             1,500,000    15,000   46,111,820    461       66,094   128,977            (332)   210,200

    Exercise of options                                          1,330,000     13        4,286                                4,299

    Loans to officers for sale of stock                                                                           (3,719)    (3,719)


    Preferred stock dividend                                                                        (900)                      (900)


    Net earnings                                                                                     401                        401
                                         ----------  --------   ----------  ------   ---------- --------  --------------  ----------

Balances at December 31, 1998             1,500,000   $15,000   47,441,820   $474      $70,380  $128,478      ($   4,051)  $210,281
                                         ==========  ========   ==========  ======   ========== ========  ==============  ==========




See accompanying notes to consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1998, 1997 and 1996

                                (In thousands)

                                                                    1998                     1997                    1996
                                                               --------------           -------------           -------------
Cash flows from operating activities:
  Net earnings                                                  $        401             $    35,194             $    30,471
  Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                   15,923                  11,274                   8,760
      Deferred income taxes                                           (3,711)                  1,527                   1,719
      Restructuring charges                                           16,437
      Nonrecurring gains                                                                      (5,624)                 (8,738)

      Changes in assets and liabilities:
        Receivables                                                  (13,050)                207,397                (111,936)
        Inventories                                                   68,745                  35,506                 (36,933)
        Other current assets                                             856                     628                  (1,357)
        Accounts payable                                              23,950                (144,949)                 28,244
        Accrued liabilities and other                                (10,168)                 12,970                   8,715
                                                               --------------           -------------           -------------
          Net cash provided by (used in) operating activities         99,383                 153,923                 (81,055)
                                                               --------------           -------------           -------------

Cash flows from investing activities:
   Capital expenditures, net                                         (14,330)                (22,418)                (42,135)
   Business acquisitions, net of cash acquired                       (49,679)                                         (6,479)
   Proceeds from sale of building                                                              1,960
   Proceeds from sale of securities                                                            2,724                  11,368
                                                               --------------           -------------           -------------
          Net cash (used in) investing activities                    (64,009)                (17,734)                (37,246)
                                                               --------------           -------------           -------------

Cash flows from financing activities:
   Net bank credit facility and other borrowings                     (32,884)               (139,961)                116,086
   Issuance of common stock                                            1,480                   4,808                   3,186
   Repayment of convertible debt                                      (3,000)
   Preferred stock dividend                                             (900)                   (900)                   (900)
                                                               --------------           -------------           -------------
          Net cash provided by (used in) financing activities        (35,304)               (136,053)                118,372
                                                               --------------           -------------           -------------

Net increase in cash                                                      70                     136                      71

Cash at beginning of year                                              4,456                   4,320                   4,249
                                                               --------------           -------------           -------------

Cash at end of year                                             $      4,526             $     4,456             $     4,320
                                                               ==============           =============           =============

Supplemental disclosure of cash flow information
   Income taxes paid                                            $      7,074             $    16,078             $    19,397
   Interest paid                                                      20,034                  14,904                  15,268

See accompanying notes to consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

          Description of Business

               CompuCom Systems, Inc. and subsidiaries (the "Company") is a leading provider of network integration services and computer products for both large and medium-sized corporate customers, as well as state and local governmental agencies. The Company's services include field engineering, LAN/WAN projects, consulting, configuration, help desk, asset tracking, and network management.

          Principles of Consolidation

               The consolidated financial statements include the accounts of CompuCom Systems, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Minority interest expense for consolidated subsidiaries is reflected in operating expense in the Consolidated Statements of Operations. Minority interest liability is reflected in other long-term liabilities in the Consolidated Balance Sheets.

          Use of Estimates

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

          Property and Equipment

               Property and equipment are stated at cost less accumulated depreciation and amortization. Provision for depreciation and amortization is based on the estimated useful lives of the assets (building and leasehold improvements, 3 to 30 years; furniture and equipment, 5 years) and is computed using the straight-line method.

          Cost in Excess of Fair Value of Tangible Net Assets Purchased

               Cost in excess of fair value of tangible net assets purchased represents goodwill and customer lists and is amortized using the straight-line method over a 5 to 20 year period. Accumulated amortization at December 31, 1998 and 1997 was $17,140,000 and $12,715,000, respectively.

          Revenue Recognition

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

          Earnings Per Common Share

               Basic earnings per common share is based on net earnings after preferred stock dividend requirements, if any, and the weighted-average number of common shares outstanding during each year. Diluted earnings per common share assumes conversion of dilutive convertible securities into common stock at the later of the beginning of the year or date of issuance and includes the add-back of related interest expense and/or dividends, as required. Diluted earnings per common share also assumes the exercise of all options with an exercise price below the average market price of the Company's stock for the year, at the later of the beginning of the year or date of issuance, regardless of whether the options are vested or not.

          Financial Instruments

               The Company's financial instruments, principally cash, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. As amounts outstanding under the Company's credit agreements bear interest approximating current market rates, their carrying amounts approximate fair value.

          Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

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

                                                             (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

          Comprehensive Income

               The Financial Accounting Standards Board issued Statement No. 130, "Reporting of Comprehensive Income", in June of 1997. This Statement established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted the provisions of Statement 130 during 1998. For all periods presented, the Company's comprehensive income is equal to the net earnings shown on the Consolidated Statements of Operations.

          Recent Accounting Pronouncements

               The American Institute of Certified Public Accountants has issued Statements of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and No. 98-5, "Reporting on the Costs of Start-Up Activities." The new accounting rules, which have been adopted, did not have a material impact on the Company's results of operations.

          Stock-Based Compensation

               The Company accounts for stock options and stock-based awards using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. In accordance with Statement No. 123, "Accounting for Stock-Based Compensation," the Company has disclosed pro forma net earnings and net earnings per share as if the fair value method had been applied.

          Reclassifications

               Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.


(2)  Inventories

          Inventory is comprised of product inventory and service parts. At December 31, 1998 and 1997, total inventory was $138.6 million and $198.0 million, respectively, net of inventory reserves of $7.8 million and $9.9 million as of the same dates. Gross product inventory was $136.1 million and $195.5 million at December 31, 1998 and 1997, respectively, and gross service parts inventory as of the same dates was $10.3 million and $12.4 million.

(3)  Nonrecurring gain on sale of building

          During the fourth quarter of 1997, the Company sold its former headquarters building, recognizing a nonrecurring after-tax gain of approximately $2.4 million. As part of the sale, the Company accepted cash of $2.0 million and a note receivable in the amount of $7.8 million. Interest accrues on the note at an annual rate of 6.8%. The note is secured by the Company's former headquarters building and was due and payable in full on October 31, 1998, with accrued interest. In November of 1998, the original note was modified such that accrued interest was paid through November 30, 1998, and the maturity of the note was extended to March 30, 1999, to be payable in full with accrued interest from December 1998 through March 1999. The note receivable is included in receivables on the Consolidated Balance Sheets.

(4)  Restructuring Charge

          On October 22, 1998 the Company's Board of Directors approved a restructuring plan designed to reduce the Company's cost structure by closing certain facilities and reducing the Company's workforce. As a result, the Company recorded a restructuring charge in the fourth quarter of 1998 in the amount of $16.4 million, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance and benefits related to the reduction in workforce. The entire $16.4 million charge is reflected as a separate line of operating expense in the Company's Consolidated Statement of Operations. Of the total amount expensed in the fourth quarter of 1998, approximately $2.4 million was paid through December 31, 1998. The following table provides a detail of the charges by category as well as the amounts accrued as of December 31, 1998.

                                                             (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                                     (Amounts in thousands)
                                                     Expense in    Accrual at
                                                       1998         12/31/98
                                                    -----------    ----------
Lease termination costs                              $    7,259     $   6,415
Employee severance and related benefits                   3,804         2,986
Disposal of assets, net of estimated proceeds             3,044         2,907
Other                                                     2,330         1,780
                                                    -----------    ----------
Total                                                $   16,437     $  14,088
                                                    ===========    ==========


          The $14.1 million accrued at December 31, 1998 is reflected in accrued liabilities on the Company's Consolidated Balance Sheet.

          Severance is paid based on associates' years of service as well as their level within the organization. The reduction in workforce included 457 associates, of which 2 were executive officers. The reduction in workforce included associates from the following areas: sales, service, and general and administrative.

          The amount accrued at December 31, 1998 for lease termination costs is the estimated cost for 65 facilities throughout the country to either fulfill the Company's obligation under a signed lease contract, the net expense expected to be incurred to sublet certain facilities, or the estimated amount to be paid to terminate the lease contract before the end of its term. The Company has consulted with a professional real estate firm with knowledge of market rent rates in all applicable markets where the Company has space. Assumptions have been used for market rent rates and the estimated amount of time to sublet certain facilities. Payments, net of proceeds derived from subleases, are being charged against the accrual as incurred.

          The amount accrued at December 31, 1998 for disposal of fixed assets includes an estimate of proceeds to be received from the sale of those assets. The assets primarily consist of furniture, fixtures, and computer equipment. The Company is in the process of transferring the majority of those assets to its headquarters in Dallas for ultimate disposition.

          Other restructuring charges primarily include amounts such as the write-off of leasehold improvements, estimated legal expense, estimated costs to ship fixed assets to the Company's headquarters in Dallas, and estimated commissions to be paid to the real estate firm for subleasing activity.

          As the majority of the Company's restructuring charges in 1998 are estimates and have not yet been paid, the actual amounts paid could differ from those estimates. Any differences between the estimated amounts and actual amounts paid will be reflected in operating expenses in future periods.

(5)  Segment Information

          In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company has adopted in the current year. Statement No. 131 requires the reporting of information about operating segments determined by using the "management approach," as opposed to the "industry approach" as was previously required.


                                                             (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

          The Company defines its operations as three distinct businesses sales of computer products ("product"); services, which includes configuration, network integration, and technology support and ClientLink. ClientLink, a majority owned subsidiary of the Company, designs, develops, and implements customized information technology solutions for organizations with mission-critical business processing needs.

          The Company measures segment earnings as operating earnings, defined as income before restructuring charges, interest expense, and income taxes. All significant intersegment activity has been eliminated. Business assets are the owned or allocated assets used by each business. The majority of revenue in the "Other" column is royalties the Company receives from previously sold businesses and other miscellaneous revenue. The "Other" column also includes all assets not specifically allocated to a segment.

For the Year Ended December 31, 1998

Operating Results                         Product           Service      ClientLink, Inc.        Other         Total
-----------------                         -------           -------      ---------------         -----         -----
(in thousands)
           Net revenues                 $1,980,478          $257,930           $15,182          $    875        $2,254,465

           Gross margin                    193,727            82,479             6,906               848           283,960

           Operating earnings               17,852            14,097             3,049               848            35,846

           Total assets                 $  339,778          $ 45,209           $ 3,007          $157,495        $  545,489

For the Year Ended December 31, 1997

Operating Results                         Product           Service      ClientLink, Inc.        Other         Total
-----------------                         -------           -------      ---------------         -----         -----
(in thousands)

           Net revenues                 $1,699,268          $236,221           $13,492           $   821        $1,949,802

           Gross margin                    176,234            84,327             6,361               623           267,545

           Operating earnings               39,121            25,669             2,568               623            67,981

           Total assets                 $  323,970          $ 38,215           $ 6,449           $93,956        $  462,590

For the Year Ended December 31, 1996

Operating Results                         Product           Service      ClientLink, Inc.        Other         Total
-----------------                         -------           -------      ---------------         -----         -----
(in thousands)

           Net revenues                 $1,816,504          $169,600             $8,528           $   559        $1,995,191

           Gross margin                    180,851            56,554              2,999               559           240,963

           Operating earnings               56,483            (1,797)             1,397               559            56,642

           Total assets                 $  542,970          $ 69,928             $2,758           $77,329        $  692,985

                                                 (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(6)  Financing Arrangements

          The Company has financing arrangements which total $365 million, consisting of a $175 million receivable securitization ("Securitization"), a $165 million working capital facility ("Revolver"), and a $25 million real estate loan ("Term Loan").

          Under the Securitization, the Company has an agreement with a financial institution that allows the Company to sell, at a discount, an interest in a portion of its trade accounts receivable ("receivables") to a commercial paper conduit sponsored by that financial institution. As collections reduce receivables balances sold to the conduit, the Company may sell interests in new receivables to bring the amount available up to the maximum allowed. In accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company has recorded this transaction as a sale of accounts receivable. This sale is reflected as a reduction of accounts receivable on the Consolidated Balance Sheets and is included in the net cash provided by operating activities in the Consolidated Statement of Cash Flows for 1997 when the original sale took place. The proceeds from the sale of receivables were used to pay down long-term debt. The Company is retained as servicer of the receivables; however, the cost of servicing is not material. Discounts associated with the sale of receivables are based on a designated commercial paper rate plus an agreed upon spread and totaled $10.8 million and $4.7 million for 1998 and 1997, respectively. Amounts outstanding as sold receivables were $173.6 million and $173.0 million at December 31, 1998 and December 31, 1997, respectively. The designated commercial paper rate at December 31, 1998 was 4.95%. The Securitization Facility expires April 15, 1999. The Company is currently negotiating a replacement securitization facility and expects to execute this agreement prior to April 15, 1999. For the month of February 1999, the Company was out of compliance with one covenant ratio of its existing Securitization Facility. The Company does not expect this violation to negatively impact negotiations relative to the replacement securitization facility or to negatively impact its liquidity.

          The Revolver bears interest at a rate of LIBOR plus a spread which is subject to adjustment based on certain performance criteria, and is secured by certain assets of the Company, as defined. As of December 31, 1998, the interest rate on the Revolver was LIBOR plus 137.5 basis points. The Revolver is fully available subject to compliance with certain covenants related to, among others, debt to capital, tangible net worth, asset and fixed charge coverage ratios. On December 31, 1998, the Company was not in compliance with certain financial covenants under the working capital facility. However, the Company has received an amendment related to such covenants from its lenders for periods up to and including April 15, 1999. The Company is currently negotiating and expects to enter into a replacement working capital facility prior to April 15, 1999. Terms of the Revolver limit the amounts available for capital expenditures and dividends. The amount outstanding under the Revolver at December 31, 1998 was $56.1 million. As of December 31, 1998, the effective interest rate on the Revolver was 7.5%. The Revolver matures on November 2, 2002.

          The Term Loan was used to finance the purchase of the Company's new headquarters and operations campus. The amount outstanding under the Term Loan at December 31, 1998 was $25.0 million. The Term Loan bears interest at the same rate as the Revolver, and matures on November 2, 2002. Principal maturities of the Term Loan at December 31, are as follows: 1999
     - $1,500,000; 2000 - $4,000,000; 2001 - $8,000,000; 2002 - $11,500,000.

          The Company's weighted-average interest rate on borrowings was approximately 6.6%, 6.7% and 7.1%, in 1998, 1997 and 1996, respectively.

          The Company capitalized interest costs of $1.0 million and $0.5 million in 1997 and 1996, respectively, as part of the refurbishment of its corporate headquarters and operations campus. Construction was substantially completed in 1997.



                                                   (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 (7) Accrued Liabilities
     -------------------

     Accrued liabilities consist of the following as of December 31:

                                                         (Amounts in thousands)
                                                       1998                1997
                                                     --------            --------
     Accrued payroll and payroll taxes               $21,754              $22,848
     Accrued cost of software and licenses            18,903               16,805
     Accrued restructuring charges                    14,088
     Accrued sales tax payable                         7,812                8,448
     Other                                            26,661               23,690
                                                    --------             --------
     Total                                           $89,218              $71,791
                                                    ========             ========

(8)  Income Taxes
     ------------

     The provision for income taxes is comprised of the following (in thousands):

                                               1998         1997       1996
                                             -------       -------    -------
     Current:
        Federal                              $ 3,271       $19,422    $16,826
        State                                    707         2,211      1,600
     Deferred, primarily federal              (3,711)        1,831      1,719
                                             -------       -------    -------

                                             $   267       $23,464    $20,145
                                             =======       =======    =======

     Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% in 1998 and 35% in 1997 and 1996 to earnings before income taxes as a result of the following (in thousands):

                                                1998       1997       1996
                                             ---------   --------  ---------

     Computed "expected" tax expense               227     20,530     17,716
     State taxes, net of U.S. Federal
              income tax benefit                  (848)     1,989      1,547
     Other, net                                    888        945        882
                                             ---------   --------  ---------

     Actual income tax provision                   267     23,464     20,145
                                             =========   ========  =========

     Effective tax rate                           40.0%      40.0%      39.8%
                                             =========   ========  =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below (in thousands).



                                                   (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                                       1998             1997
                                                                     --------         --------
Deferred tax assets:
     Net operating loss and credit carryforwards                      $ 7,564
     Inventories, principally due to reserves and additional
       costs inventoried for tax purposes                                 640              746
     Accounts receivable, principally due to allowance for
       doubtful accounts                                                1,228              935
     Restructuring accrual                                              4,931
     Other accrued expenses                                             4,123             2,227
                                                                      -------          --------
       Deferred tax assets                                             18,486             3,908
                                                                      -------          --------
Deferred tax liabilities:
     Intangible assets                                                  1,767               166
     Accelerated depreciation                                           3,575             3,949
     Section 481a adjustment                                            1,966
     Other                                                              5,838             6,991
                                                                      -------          --------
       Deferred tax liabilities                                        13,146            11,106
                                                                      -------          --------
         Net deferred tax asset/(liabilit)                            $ 5,340         ($  7,198)
                                                                      =======          ========

          The Company has available net operating loss carryforwards, resulting from acquisitions, totaling approximately $21 million, which expire in the years 2007 to 2012. The Company also has available alternative minimum tax credit carryforwards of approximately $300,000, which may be carried forward indefinitely. The utilization of these pre-acquisition tax loss carryforwards and tax credits is limited to approximately $2.0 million each year under Internal Revenue Code section 382.

(9)  Preferred Stock
     ---------------

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

(10) Stock-Based Compensation
     ------------------------

          The Company maintains four stock option plans covering certain key employees and outside directors. The 1983 Stock Option Plan ("1983 Plan") and the 1984 Non-Qualified Stock Option Plan ("1984 Plan") expired by their terms in May 1993 and January 1994, respectively, and therefore no new grants can be awarded out of those plans. All eligible option grants have been made from the Stock Option Plan for Directors ("Directors Plan"), although not all options have been exercised. Under the Directors Plan, nonemployee directors were initially granted 10,000 options upon election to the Board, with subsequent service grants awarded in accordance with formulas based upon years of service. Options under the Directors Plan vest 25% each year and expire after 10 years. The Company adopted a 1993 Stock Option Plan ("1993 Plan") under which the Company may grant qualified or nonqualified stock options to eligible employees and outside directors.
     The 1993 Plan was amended in 1995 and 1997 to increase the number of shares available. To the extent allowable, all grants are incentive stock options. All options granted under the plans to date have an exercise price equal to the market price of the Company's stock on the date of grant. Generally, options vest 20-25% each year and expire after 10 years under the 1983 Plan, the 1984 Plan, and the 1993 Plan. After May 1996, all options granted to nonemployee directors have been issued from the 1993 Plan.

                                              (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          On October 22, 1998, the Company's Board of Directors approved a measure enabling all employees who had been previously granted stock options, with the exception of executive officers, the opportunity to reprice the exercise price of their respective options to the Company's stock price as of that date, which was $3.1875 per share. In exchange for the repricing of options, those employees agreed to forfeit the ability to exercise the options for one year, or until October 22, 1999. All vesting was kept intact. As a result, a total of 1.51 million options with a weighted average exercise price of $6.76 per share were repriced to $3.1875 per share. The Company accounted for this repricing as a cancellation of old options and an issuance of new options.

          On October 22, 1998, the Company's Board of Directors approved a stock option grant agreement for 500,000 shares to a director and officer of the Company. The option price is equal to the fair market value of the Company's stock on the date of grant. Exercisability of the options was immediate, although vesting occurs at 25% per year. All 500,000 options were exercised on December 23, 1998. These options were issued outside of the 1993 Plan.

          At December 31, 1998, the Company has reserved approximately 4.4 million shares of its common stock for issuance under its stock option plans.

          In 1998, the Company created the CompuCom Systems, Inc. Employee Stock Purchase Plan ("ESPP"). The ESPP provides eligible Company employees the opportunity to purchase common stock of the Company through accumulated payroll deductions. Participation in the ESPP is for periods of six months, beginning on January 1 and July 1 of each year. The first such period was July 1 (i.e., "the enrollment date") through December 31, 1998
     (i.e., "the exercise date").   The exercise price, as defined, for each six
     month period, is equal to the lower of 85% of the fair market value, as defined, of the Company's stock price on the enrollment date or 85% of the fair market value of the Company's stock price on the exercise date. Once the shares have been purchased, each employee has the option of keeping their shares or selling them at any time. For the six-month period July 1 through December 31, 1998, approximately 338 employees participated in the ESPP resulting in the issuance of approximately 193,000 shares of the Company's common stock at $2.975. A total of 1.0 million shares were authorized for issuance under the ESPP.

               The Company applies APB 25 and related interpretations in accounting for its various fixed stock option plans and its stock purchase plan. Had compensation cost been recognized consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share amounts)                    1998         1997       1996
                                                         ---------    ---------   --------
Net earnings/(loss)                   As reported        $     401     $35,194     $30,471
                                      Pro forma          $  (2,161)    $34,639     $29,409

Basic earnings/(loss) per share       As reported        $    (.01)    $   .75     $   .66
                                      Pro forma          $    (.07)    $   .74     $   .65

Diluted earnings/(loss) per share     As reported        $    (.01)    $   .71     $   .61
                                      Pro forma          $    (.07)    $   .69     $   .60

               The per share weighted-average value of stock options issued by the Company during 1998, 1997 and 1996 was $2.14, $4.20, and $4.91, respectively, on the dates of grant using the Black Scholes option-pricing model. The Company used the following weighted-average assumptions to determine the fair value of stock options granted:

                                    1998              1997              1996
                                 -----------      ------------      ------------
Dividend yield                        0%                0%              0%
Expected volatility                   59%               63%             64%
Average expected option life       5 years            5 years         5 years
Risk-free interest rate          4.4% to 5.8%      5.9% to 6.8%     5.8% to 6.5%

          The fair value of the employees' purchase rights, which was estimated using the Black Scholes model with the following assumptions for 1998: dividend yield of 0%, an expected life of 6 months, expected volatility of 59%, and a risk-free interest rate of 5.3%, granted in 1998 was $4.32.

               Pro forma net earnings reflect only options granted subsequent to January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.



                                              (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Option activity under the Company's plans is summarized below:

                                       1998                         1997                         1996
                                ----------------------------  ----------------------------  ------------------------

                                                  Weighted-                    Weighted-                    Weighted-
                                                   Average                      Average                      Average
                                                  Exercise                     Exercise                     Exercise
                                      Shares        Price          Shares        Price          Shares        Price
                                ----------------------------  ----------------------------  -------------------------

                                  (In thousands)               (In thousands)               (In thousands)

Outstanding at beginning of year          4,009       $5.51            4,021       $3.96            4,278       $2.81
             Granted                      3,458        3.91            1,642        7.07              845        8.28
             Exercised                   (1,330)       3.17           (1,225)       2.39             (761)       1.90
             Canceled                    (2,143)       6.89             (429)       5.82             (341)       5.82
                                   ------------                  -----------                 ------------

 Outstanding at end of year               3,994        $4.16           4,009       $5.51            4,021       $3.96
                                   ============                  ===========                 ============

Options exercisable at year-end           1,225        $3.97           1,343       $3.40            1,970       $2.40

Shares available for future grant           436                        1,190                        1,483

          The Company plans to ask its shareholders to approve an increase in the number of authorized shares under the 1993 Plan by 3 million shares at its May 13, 1999 annual shareholders' meeting.

          The following summarizes information about the Company's stock options outstanding at December 31, 1998:

                                               Options  Outstanding                                      Options Exercisable
                               -------------------------------------------------------------    ------------------------------------


                                                           Weighted-             Weighted-                               Weighted-
         Range of                                           Average               Average                                 Average
         Exercise                     Number               Remaining             Exercise             Number             Exercise
          Prices                   Outstanding          Contractual Life           Price            Exercisable            Price
---------------------------    -----------------     -------------------     ---------------    ----------------     ---------------

                                 (In thousands)            (years)                               (In thousands)
$ 1.00 -   $   1.25                          308                     1.0              $ 1.24                 308              $ 1.24

  2.25 -       3.19                        2,411                     8.5                3.17                 472                3.08

  3.50 -       4.75                          242                     5.9                3.72                 101                3.86

  5.50 -       8.13                          982                     7.9                7.30                 319                7.43

  8.63 -      12.50                           51                     8.0               10.36                  25               10.36

                                  --------------                                                   -------------
$ 1.00 -   $  12.50                        3,994                     7.6              $ 4.16               1,225              $ 3.97

                                  ==============                                                   =============


(11) Business Combinations
     ---------------------

          During 1998, the Company consummated three business combinations. The total consideration given for these business combinations was approximately $49 million in cash. In addition, the Company assumed liabilities of approximately $95 million, in aggregate. The business combinations were accounted for as purchases and accordingly the consolidated financial statements reflect the operations of the acquired entities since the respective acquisition dates. The Company has not completed the final allocation of the purchase price for these acquisitions. Therefore, the amount of goodwill recorded could be adjusted once the allocation is finalized.


                                              (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          The following unaudited pro forma financial information presents the combined results of operations as if the acquisitions had occurred as of the beginning of 1998 and 1997, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisitions, and related income tax effects (amounts in thousands, except per share data). The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                                      1998            1997
                                                  ------------    ------------

     Revenue                                      $  2,444,935    $  2,520,886
                                                  ============    ============

     Net earnings (loss)                          $     (4,280)   $     21,989
                                                  ============    ============

     Diluted earnings (loss) per share            $     (0.11)    $        .44
                                                   ===========     ============

(12) Related Party Transactions
     --------------------------

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

          In 1994, the Company loaned an officer and director of the Company $1,181,250 evidenced by a term note receivable. The proceeds of the loan were used to purchase shares of the Company's common stock. Interest on the note accrues at the rate of 6% per annum and is payable at maturity. Terms of the note were amended in February 1999 such that principal on the note is due on October 22, 2001. The outstanding balance of the note at December 31, 1998 was $900,000, which is included in notes receivable from the sale of stock on the Consolidated Balance Sheets.

          In 1997, the Company loaned an officer and director of the Company $661,251 evidenced by a term note receivable. Interest on the note accrues at the rate of 6.25% per annum and is payable annually on June 17. A portion of the loan proceeds was used to exercise stock options. This portion of the loan is included in notes receivable from the sale of stock, while the remainder of the loan is included in Other Assets on the Consolidated Balance Sheets at December 31, 1998. Principal on the note is due on June 17, 2000. This officer is no longer employed by the Company.

          In 1998, the Company loaned an officer and director of the Company $796,875 evidenced by a term note receivable. Interest on the note accrues at the rate of 4.33% per annum and is payable upon maturity of the note. The loan proceeds were used to exercise stock options and is included in notes receivable from the sale of stock on the Consolidated Balance Sheets at December 31, 1998. Principal on the note is due on December 31, 2001.

          In 1998, the Company loaned an officer and director of the Company $2,021,875 evidenced by a term note receivable. Interest on the note accrues at the rate of 5.1% per annum and is payable at maturity. The loan proceeds were used to exercise stock options and is included in notes receivable from the sale of stock on the Consolidated Balance Sheets at December 31, 1998. Principal on the note is due on October 22, 2001.

          Each of the loans for the exercise of stock options are full recourse loans. In addition, the Company has retained physical possession of the resulting stock certificates.


                                              (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          Safeguard owns approximately 50% of the Company's outstanding common stock as of December 31, 1998. The Company pays Safeguard a fee for providing certain administrative, legal and financial services to the Company. General and administrative expenses include fees paid to Safeguard of $600,000 in 1998, 1997 and 1996.

(13) Earnings Per Share
     ------------------

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

                                                     Year ended December 31, 1998
                                                --------------------------------------
                                                  Income            Shares
                                                (Numerator)     (Denominator)     EPS
                                                -----------    ---------------   -----
       Net earnings                                 $ 401
       Less:  Preferred stock dividends              (900)

       Basic EPS
       ---------
       Income available to common shareholders       (499)        46,346       ($ .01)
                                                ---------      ---------
       Diluted EPS
       -----------
       Income available + assumed conversions        (499)        46,346       ($ .01)
                                                =========      =========    =========


                                                     Year ended December 31, 1997
                                                --------------------------------------
                                                  Income            Shares
                                                (Numerator)     (Denominator)     EPS
                                                -----------    ---------------   -----

       Net earnings                               $35,194
       Less:  Preferred stock dividends              (900)

       Basic EPS
       ---------
       Income available to common shareholders     34,294         45,686        $.75

       Effect of dilutive securities
       -----------------------------
       Stock options                                               1,745
       Convertible preferred stock                    900          2,216
       Convertible debt                                92            387
                                                ---------      ---------

       Diluted EPS
       -----------
       Income available + assumed conversions      35,286         50,034        $.71
                                                =========      =========    ========

                                              (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                       Year ended December 31, 1997
                                                  --------------------------------------
                                                    Income            Shares
                                                  (Numerator)     (Denominator)     EPS
                                                  -----------    ---------------   -----
        Net earnings                                $30,471
        Less:  Preferred stock dividends               (900)

        Basic EPS
        ---------
        Income available to common shareholders      29,571         44,616        $.66

        Effect of dilutive securities
        -----------------------------
        Stock options                                                2,668
        Convertible preferred stock                     900          2,216
        Convertible debt                                 92            387
                                                   --------        -------
        Diluted EPS
        -----------
        Income available + assumed conversions       30,563         49,887        $.61
                                                  =========      =========    ========

     The Company has excluded 4,239,001 shares from its calculations of diluted earnings per share in 1998 as they are considered anti-dilutive. This represents all of the Company's weighted average options outstanding for the year, since the numerator used in calculating earnings per share is a negative amount. The Company has excluded 150,325 and 35,281 shares from its calculations of diluted earnings per share in 1997 and 1996, respectively, as they are considered anti-dilutive.

(14) Leases
     ------

          The Company has noncancelable operating leases for facilities and equipment, which expire at various dates from 1999 to 2004. Total rental expense for operating leases was $11.2 million, $8.9 million and $10.4 million in 1998, 1997 and 1996, respectively. Future minimum lease payments under noncancelable operating leases as of December 31, 1998 are:
     $8.8 million - 1999; $6.7 million - 2000; $4.0 million - 2001; $2.0 million
     - 2002; $1.6 million - 2003; and $.6 million thereafter. These future minimum lease payments include obligations under leases that are being abandoned as part of the restructuring (the "Restructuring Leases"). The future minimum lease payments of the Restructuring Leases are $4.7 million 1999; $3.5 million 2000; $2.0 million 2001; $1.3 million 2002; and $1.0 million  2003.

(15) Savings Plan
     ------------

          The Company has a defined contribution plan (401(k) Matched Savings
     Plan)("the Plan") covering substantially all employees who have completed at least six months of qualifying service. Participants may contribute to the Plan an amount between 1% and 10% of their eligible compensation. The Company matches 50% of each participant's qualifying contribution up to 4% of compensation, and an additional 25% of the next 2% of the participant's qualifying contributions. The Company modified the Plan in 1998 to allow for the Company's matching payments to be made to each participating employees account at the end of each calendar quarter, as opposed to the end of the year as before. Amounts expensed relating to the Plan were $2.4 million, $1.6 million and $1.5 million in 1998, 1997 and 1996, respectively.




                                              (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(16) Quarterly Financial Data (Unaudited)
     ------------------------------------


                                                                   1st              2nd              3rd               4th
                                                                 Quarter          Quarter          Quarter           Quarter
                                                              ------------     ------------     ------------     ------------
                                                                             (in thousands, except per share amounts)
       1998
       ---------
                  Revenue:
                                     Product                      $376,778         $530,495         $531,640        $ 541,665
                                     Service                        57,128           63,127           67,488           70,187
                                     Other                           3,846            3,935            4,202            3,974
                                                              ------------     ------------     ------------     ------------

                                     Net revenue                   437,752          597,557          603,330          615,826
                  Gross margin:
                                     Product                      $ 43,880         $ 50,528         $ 49,586        $  49,733
                                     Service                        18,370           19,755           21,772           22,582
                                     Other                           1,915            1,871            2,126            1,842
                                                              ------------     ------------     ------------     ------------

                                     Total gross margin             64,165           72,154           73,484           74,157

                   Net earnings/(loss)                            $  3,843         $  4,286         $  1,063       ($   8,791)  *

                  Earnings/(loss) per common share:
                                     Basic                             .08              .09              .02             (.19)  *
                                     Diluted                           .08              .09              .02             (.19)  *


           * Includes Restructuring charges related to reorganization of $9.9 million or ($.21) per share (Basic and Diluted)




                                              (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                                  1st              2nd              3rd              4th
                                                                Quarter          Quarter          Quarter          Quarter
                                                             ------------     ------------     ------------     ------------
                                                                        (in thousands, except per share amounts)
       1997
       ---------
                  Revenue:
                             Product                             $375,605         $428,353         $437,089         $458,221
                             Service                               53,728           59,715           60,513           62,265
                             Other                                  2,556            3,152            3,902            4,703
                                                             ------------     ------------     ------------     ------------

                             Net revenue                          431,889          491,220          501,504          525,189
                  Gross
                   margin:
                             Product                             $ 38,932         $ 41,099         $ 44,023         $ 52,180
                             Service                               19,362           22,144           21,972           20,849
                             Other                                  1,184            1,719            2,129            1,952

                             Total gross margin                    59,478           64,962           68,124           74,981
                                                             ------------     ------------     ------------     ------------

                   Net earnings                                  $  4,872         $  7,980         $  9,462  *      $ 12,880  **

                   Earnings per common share:
                             Basic                                    .10              .17              .20  *           .28  **
                             Diluted                                  .10              .16              .19  *           .26  **


                   * Includes nonrecurring gain on prepayment of secured note related to sale of subsidiary in 1994 of $1.0 million or $.02 per share (Basic and Diluted)
                   ** Includes nonrecurring gain on sale of Company's former
                      headquarters of $2.4 million (Basic - $.06 per share, Diluted -$.05 per share )

     Earnings per common share calculations are based on the weighted-average number of shares outstanding in each period. Therefore, the sum of the quarters may not necessarily equal the year-to-date earnings per common share.

(17) Contingencies
      -------------

          The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations, taken as a whole.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                  Schedule II

                       Valuation and Qualifying Accounts

                  Years ended December 31, 1998, 1997 and 1996

                                 (In thousands)

                                   Balance at         Charged to                            Balance at
                                  Beginning of        Costs and                               End of
             Description             Period            Expenses          Deductions           Period
-------------------------------  --------------     --------------     --------------     --------------
Trade receivables-

Allowance for doubtfulaccounts

              1996                 $2,234                900                860             $2,274

              1997                 $2,274              2,114              1,716             $2,672

              1998                 $2,672              1,856              1,021             $3,507


Inventory reserves

              1996                 $9,524             15,529             16,119             $8,934

              1997                 $8,934             14,844             13,854             $9,924

              1998                 $9,924             14,204             16,326             $7,802

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CompuCom Systems, Inc.

By:  /s/ M. Lazane Smith
    -----------------------
M. Lazane Smith
Senior Vice President, Finance and Chief Financial
Officer (Chief Accounting Officer)

Dated:   March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:   March 29, 1999

 /s/ Warren V. Musser                     /s/ Delbert W. Johnson
------------------------                 -------------------------
Warren V. Musser                         Delbert W. Johnson
Chairman of the Board and Director       Director

 /s/ Edward R. Anderson                   /s/ John D. Loewenberg
------------------------                 ------------------------
Edward R. Anderson                       John D. Loewenberg
President and Chief Executive            Director
Officer and Director

 /s/ Harry Wallaesa                       /s/ Thomas C. Lynch
----------------------                   ---------------------
Harry Wallaesa                           Thomas C. Lynch
Director                                 Chief Operating Officer
                                         and Director

 /s/ Michael J. Emmi                      /s/ John C. Maxwell III
-------------------------                --------------------------
Michael J. Emmi                          John C. Maxwell, III
Director                                 Director

 /s/ Richard F. Ford                      /s/ Edward N. Patrone
----------------------                   -------------------------
Richard F. Ford                          Edward N. Patrone
Director                                 Director

 /s/ Anthony J. Paoni
---------------------
Anthony J. Paoni
Director