Form 10-Q
period 1999-03-31
COMPUCOM SYSTEMS INC
filed 1999-05-17
CIK 736291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the three months ended March 31, 1999         Commission File Number 0-14371
-----------------------------------------         ------------------------------


                            COMPUCOM SYSTEMS, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                DELAWARE                                    38-2363156
          --------------------                              ----------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification Number)

      7171 FOREST LANE, DALLAS, TX                              75230
     ------------------------------                            -------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:        (972) 856-3600
                                                          ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No ___
    ---


The number of shares of the Registrant's common stock outstanding as of May 14, 1999 was 47,639,949 shares.

________________________________________________________________________________

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                     Index



PART I.   FINANCIAL INFORMATION                                       Page
-------   ---------------------                                       ----

Item 1.   Condensed Consolidated Balance Sheets
            March 31, 1999 (unaudited) and December 31, 1998             3

          Condensed Consolidated Statements of Operations
           Three months ended March 31, 1999 and 1998 (unaudited)        4

          Condensed Consolidated Statements of Cash Flows
           Three months ended March 31, 1999 and 1998 (unaudited)        5

          Notes to Condensed Consolidated Financial Statements           6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     10



PART II.  OTHER INFORMATION
--------  -----------------

Item 4.   Submission of Matters to a Vote of Security Holders           16

Item 6.   Exhibits and Reports on Form 8-K                              16

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                     March 31,        December 31,
                                                                       1999              1998
                                                                     -----------      -----------
                    Assets                                           (unaudited)
                    ------
Current assets:
   Cash                                                              $     4,513      $     4,526
   Receivables                                                           215,636          262,380
   Inventories                                                           132,398          138,551
   Deferred tax asset                                                      5,108            6,718
   Other                                                                   3,743            3,247
                                                                     -----------      -----------
           Total current assets                                          361,398          415,422

Property and equipment, net                                               33,665           72,004

Cost in excess of fair value of tangible net assets
   purchased, less accumulated amortization                               53,873           54,786
Other                                                                      4,036            3,277
                                                                     -----------      -----------

                                                                     $   452,972      $   545,489
                                                                     ===========      ===========

                    Liabilities and Shareholders' Equity
                    ------------------------------------
Current liabilities:
   Accounts payable                                                  $   164,073      $   160,524
   Accrued liabilities                                                    63,391           89,218
   Current portion of long-term debt                                                        1,500
                                                                     -----------      -----------
           Total current liabilities                                     227,464          251,242

Long-term debt                                                            15,293           81,929
Deferred income taxes                                                      1,133            1,378
Other                                                                        741              659

Shareholders' equity:
   Preferred stock                                                        15,000           15,000
   Common stock                                                              476              474
   Additional paid-in capital                                             70,952           70,380
   Retained earnings                                                     125,964          128,478
   Notes receivable for sale of stock                                     (4,051)          (4,051)
                                                                     -----------      -----------
           Total shareholders' equity                                    208,341          210,281
                                                                     -----------      -----------

                                                                     $   452,972      $   545,489
                                                                     ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                  Three months ended March 31, 1999 and 1998
                   (In thousands, except per share amounts)

                                                                                 March 31,
                                                                         1999                  1998
                                                                     ------------          ------------
                                                                                (unaudited)
Revenue:
   Product                                                           $    421,292          $    376,778
   Service                                                                 68,559                57,128
   Other                                                                    3,469                 3,846
                                                                     ------------          ------------
       Total revenue                                                      493,320               437,752
                                                                     ------------          ------------

Cost of revenue:
   Product                                                                387,744               332,898
   Service                                                                 45,238                38,758
   Other                                                                    1,867                 1,931
                                                                     ------------          ------------
       Total cost of revenue                                              434,849               373,587
                                                                     ------------          ------------

                    Gross margin                                           58,471                64,165

Operating expenses:
   Selling                                                                 23,662                21,130
   Service                                                                 10,908                14,665
   General and administrative                                              19,299                14,880
   Depreciation and amortization                                            4,087                 3,330
                                                                     ------------          ------------
       Total operating expenses                                            57,956                54,005
                                                                     ------------          ------------

Earnings from operations                                                      515                10,160

Financing expenses                                                          4,330                 3,755

                                                                     ------------          ------------
Earnings/(loss) before income taxes                                        (3,815)                6,405

Income taxes                                                               (1,526)                2,562
                                                                     ------------          ------------
Net earnings/(loss)                                                  ($     2,289)         $      3,843
                                                                     ============          ============
Earnings/(loss) per common share:
       Basic                                                         ($       .05)         $        .08
       Diluted                                                       ($       .05)         $        .08

Average common shares outstanding:
       Basic                                                               47,635                46,133
       Diluted                                                             47,635                50,182

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                  Three months ended March 31, 1999 and 1998
                                (In thousands)

                                                                               1999                   1998
                                                                            ----------             -----------
                                                                                       (unaudited)
Cash flows from operating activities:
 Net earnings/(loss)                                                       ($    2,289)            $    3,843
 Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                               4,080                  3,330
     Deferred income taxes                                                       1,365                    334

     Changes in assets and liabilities:
       Receivables                                                              46,365                 10,236
       Inventories                                                               6,153                (34,522)
       Other current assets                                                    ( 3,185)                  (318)
       Accounts payable                                                          3,549                 45,547
       Accrued liabilities and other                                           (26,930)               (11,075)
                                                                            ----------             -----------
          Net cash provided by operating activities                             29,108                 17,375
                                                                            ----------             -----------
Cash flows from investing activities:
 Capital expenditures, net                                                      (1,125)                (4,099)
 Proceeds from sale of building                                                 39,791
 Business acquisitions, net of cash acquired                                                           (4,023)
                                                                            ----------             -----------
          Net cash provided by (used in) investing activities                   38,666                 (8,122)
                                                                            ----------             -----------
Cash flows from financing activities:
  Net bank credit facility and other borrowings                                (43,136)                (9,200)
  Repayment of real estate loan                                                (25,000)
  Issuance of common stock                                                         574                    138
  Preferred stock dividend                                                        (225)                  (225)
                                                                            ----------             -----------
          Net cash (used in) financing activities                              (67,787)                (9,287)
                                                                            ----------             -----------

Net decrease in cash                                                               (13)                   (34)
Cash at beginning of period                                                      4,526                  4,456
                                                                            ----------             -----------
Cash at end of period                                                       $    4,513             $    4,422
                                                                            ==========             ===========




See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                March 31, 1999

(1)  General
     -------

          These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the 1998 Annual Report on Form 10-K for CompuCom Systems, Inc. and subsidiaries (the Company). The information furnished is unaudited but reflects all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of the results for these interim periods. Interim results are not necessarily indicative of results expected for the full year.

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

(3)  Earnings per share
     ------------------

          In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per common share have been computed based on net earnings after preferred stock dividend requirements, if any, and the weighted-average number of common shares outstanding during each period. Diluted earnings per common share assumes conversion of dilutive convertible securities into common stock at the later of the beginning of the period or date of issuance and includes the add-back of related interest expense and/or dividends, as required. Earnings per common share have been computed as follows (in thousands, except per share amounts):

                                                                              Three months ended March 31, 1999
                                                                          ------------------------------------------
                                                                            Income         Shares         Per-Share
                                                                          (Numerator)    (Denominator)      Amount
                                                                          -----------    -------------    ----------
     Net earnings/(loss)                                                  ($   2,289)
     Less:  Preferred stock dividends                                           (225)

     Basic EPS
     ---------
     Income available to common shareholders                                  (2,514)        47,635          ($ .05)

     Diluted EPS
     -----------
     Income available                                                         (2,514)        47,635          ($ .05)
                                                                          ===========    =============    ==========

          The Company has excluded 4,111,586 shares from its calculations of diluted earnings per share in 1999 as they are considered anti-dilutive. This represents all of the Company's weighted-average options outstanding for the quarter, since the numerator used in calculating earnings per share is a negative amount. The Company has excluded 230,867 shares from its calculation of diluted earnings per share in 1998 as they are considered anti-dilutive.

                COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999

                                                                               Three months ended March 31, 1998
                                                                          ------------------------------------------
                                                                            Income         Shares         Per-Share
                                                                          (Numerator)    (Denominator)      Amount
                                                                          -----------    -------------    ----------
     Net earnings                                                           $   3,843
     Less:  Preferred stock dividends                                            (225)

     Basic EPS
     ---------
     Income available to common shareholders                                    3,618           46,133          $.08

     Effect of dilutive securities
     -----------------------------
     Stock options                                                                               1,446
     Convertible preferred stock                                                  225            2,216
     Convertible debt                                                              23              387
                                                                          -----------    -------------
     Diluted EPS
     -----------
     Income available + assumed conversions                                     3,866           50,182          $.08
                                                                          ===========    =============    ==========


(4)  Sale-Leaseback of Company's Headquarters
     ----------------------------------------

          During the quarter ended March 31, 1999 the Company sold its corporate headquarters bulding in a sale/leaseback transaction. The proceeds from the sale were used to pay down long-term debt. As part of the transaction, the Company entered into a 20-year operating lease on the building.

(5)  Restructuring Accrual
     ---------------------

          During the fourth quarter of 1998, the Company recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance and benefits related to a reduction in workforce. The following table provides a summary of the restructuring charge by category as well as a rollforward of the restructuring accrual through March 31, 1999:

                                                            Restructuring    Accrual at     Cash      Accrual at
                                                               Charge          12/31/98    Outlays       3/31/99
                                                          ------------------------------------------------------
     Lease termination costs                               $       7,259    $   6,415    $   3,215     $    3,200
     Employee severance and related benefits                       3,804        2,986        1,315          1,671
     Disposal of assets, net of estimated proceeds                 3,044        2,907                       2,907
     Other                                                         2,330        1,780          213          1,567
                                                            ------------     --------    ---------     ----------
     Total                                                 $      16,437    $  14,088    $   4,743     $    9,345

The Company expects the restructuring activities to be substantially completed by the end of 1999 and believes the restructuring accrual is adequate.

(6)  Business Combinations
     ---------------------

          During 1998, the Company consummated three business combinations. The total consideration given for these business combinations was approximately $49 million in cash. In addition, the Company assumed liabilities of approximately $95 million, in aggregate. The business combinations were accounted for as purchases and accordingly the consolidated financial statements reflect the operations of the acquired entities since the respective acquisition dates. The Company has not completed the allocation of the purchase price for these acquisitions. Therefore, the amount of goodwill recorded could be adjusted once the allocation is finalized.

          The following unaudited proforma financial information presents the combined results of operations for the three months ended March 31, 1998 as if the acquisitions had occurred as of the beginning of 1998, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisitions, and related income tax effects. The proforma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                     (in thousands, except per share data)

          Revenue                       $558,548

          Net earnings                  $    564

          Diluted earnings per share    $    .01

(7)  Segment Information
     -------------------

          The Company defines its operations as three distinct businesses -sales of computer products ("product"); services, which includes configuration, network integration, and technology support ("service") and ClientLink. ClientLink, which is a majority owned subsidiary of the Company, designs, develops, and implements customized information technology solutions for organizations with mission-critical business processing needs.

          The Company measures segment earnings as operating earnings, defined as income before restructuring charges, financing expenses, and income taxes. All significant intersegment activity has been eliminated. Business assets are the owned or allocated assets used by each business. The majority of revenue in the "Other" column is royalties the Company receives from previously sold businesses and other miscellaneous revenue. The "Other" column also includes all assets not specifically allocated to a segment.

For the Quarter ended March 31, 1999

Operating Results               Product            Service           ClientLink,             Other               Total
                                                                        Inc.
-----------------------   ----------------    ----------------   -----------------   -------------------   ----------------
(in thousands)
    Net revenues          $        421,292    $         68,559   $           3,469                         $        493,320

    Gross margin                    33,548              23,321               1,602                                   58,471

    Operating earnings              (8,777)              8,549                 743                                      515

    Total assets          $        292,046    $         35,337   $           9,316   $           117,178   $        453,877

For the Quarter ended March 31, 1998

Operating Results              Product             Service           ClientLink,             Other               Total
                                                                        Inc.
-----------------------   ----------------    ----------------   -----------------   -------------------   ----------------
(in thousands)
    Net revenues          $        376,778    $         57,128   $           3,801   $                45   $        437,752

    Gross margin                    43,880              18,370               1,870                    45             64,165

    Operating earnings               7,314               2,180                 621                    45             10,160

    Total assets          $        350,065    $         29,762   $           9,552   $           103,725   $        493,104


(8)  Subsequent Events
     -----------------

          On April 15, 1999, the Company announced the merger of its majority owned subsidiary, ClientLink, Inc., with E-Certify Corporation, an internet security services company.

          On May 7, 1999, the Company entered into a $175 million receivables securitization facility that replaced its previous receivables securitization.

          On May 11, 1999, the Company entered into a $225 million working capital facility. This facility replaced the Company's existing $165 million working capital facility.

          On May 11, 1999, the Company purchased from ENTEX Information Services, Inc. ("Entex") certain assets of its Technology Acquisition Services Division ("TASD") in a cash transaction. This acquisition was structured as an asset purchase. Under the terms of the agreement, the Company paid approximately $135 million. The acquired assets primarily consisted of inventory, certain fixed assets, and the Erlanger, Kentucky distribution center. In addition, the Company hired approximately 1,000 employees, primarily sales, sales support and distribution personnel previously part of TASD.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations
                                March 31, 1999

Results of Operations
---------------------

     The following table shows the Company's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, income taxes and net earnings are shown as a percentage of total net revenue for the three months ended March 31, 1999 and 1998.

                                                             March 31,
                                                    1999                   1998
                                                -----------------------------------
                                                           ($ in thousands)
Revenue:
  Product                                       $  421,292               $  376,778
  Service                                           68,559                   57,128
  Other                                              3,469                    3,846
                                                -----------------------------------
     Total revenue                              $  493,320               $  437,752
                                                ===================================

Gross margin:
  Product                                       $   33,548               $   43,880
  Service                                           23,321                   18,370
  Other                                              1,602                    1,915
                                                -----------------------------------
     Total gross margin                         $   58,471               $   64,165
                                                ===================================

Gross margin percentage:
  Product                                              8.0%                    11.6%
  Service                                             34.0%                    32.2%
  Other                                               46.2%                    49.8%
                                                -----------------------------------
     Total gross margin percentage                    11.9%                    14.7%
                                                -----------------------------------

Operating expenses:
  Selling                                              4.8%                     4.8%
  Service                                              2.2%                     3.4%
  General and administrative                           3.9%                     3.4%
  Depreciation and amortization                        0.8%                     0.8%
                                                -----------------------------------
     Total operating expenses                         11.7%                    12.4%
                                                -----------------------------------

Operating earnings                                     0.1%                     2.3%

Financing expenses                                     0.9%                     0.8%
                                                -----------------------------------

Earnings/(loss) before income taxes                   (0.8%)                    1.5%

Income taxes                                          (0.3%)                    0.6%
                                                -----------------------------------

Net earnings/(loss)                                   (0.5%)                    0.9%
                                                ===================================

(Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations


     Product revenue, which is primarily derived from the sale of distributed desktop computer products to corporate customers, increased to $421.3 million for the first quarter of 1999, compared to $376.8 million for the same period in 1998. The increase in product revenue was due to the second quarter 1998 acquisitions of Computer Integration Corporation ("CIC") and Dataflex Corporation ("Dataflex"), (collectively "the Acquisitions"). The number of desktop, laptop and server units shipped during the first quarter 1999 increased approximately 15% compared to the same period of 1998. Product gross margin as a percentage of product net revenues for the first quarter of 1999 was 8.0%, compared to 11.6% for the same period in 1998. The Company attributes this decline primarily to heightened competition from other corporate resellers and direct marketers and a reduction in manufacturer sponsored incentives. The Company expects to continue to experience declining product gross margins in the short term.

     Service revenue for the first quarter of 1999 increased 20% to $68.6 million compared to $57.1 million for the same period in 1998. Service revenue is primarily derived from field engineering, LAN/WAN projects, consulting, configuration, help desk, asset tracking, network management, and software management. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increase in service revenue was due to increases in field engineering, which is typically driven in part by product unit sales volume, and the Acquisitions. Service gross margin as a percentage of service net revenue was 34.0% for the first quarter of 1999 as compared to 32.2% for the same period in 1998. The increase was primarily a result of increased productivity from the Company's engineers. The Company does not expect to see improvement in its service gross margin percentage in the short term.

     Operating expenses increased $7.3 million in absolute dollars for the first quarter of 1999 as compared to the same period in 1998, but decreased as a percentage of net revenue to 11.7% compared to 12.4% in the same period in 1998. The increase in absolute dollars in operating expenses is due primarily to an increase in general and administrative expenses.

     Selling expense increased to approximately $23.7 million for the first quarter of 1999 compared to $21.1 million for the same period in 1998. Although the Company has focused on reducing its selling expenses, the cost reductions from its previously announced restructuring plan were offset by marketing expenses for its e-commerce unit, PCSave, and consulting fees associated with the design and implementation of its new sales model. Excluding these expenses, selling expenses decreased slightly compared to the prior year. However, compared to the quarter ending December 31, 1998, selling expense decreased by approximately $6.2 million. The Company plans to reduce the level of marketing expenses incurred for its e-commerce unit. However, as a result of the recently announced acquisition of Entex's product division, the Company plans to incur additional consulting fees during the second and third quarters of 1999. Selling expense amounted to 4.8% of revenues during the first quarter of 1998 and 1999. Excluding the consulting fees and PCSave marketing costs, selling expense decreased to 4.3% of revenue for the quarter ending March 31, 1999.

     Service expense decreased in both dollars and as a percentage of revenue as a result of the Company's efforts to reduce its operating expenses and the restructuring effort completed in 1998.





                                              (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations


     General and administrative expense, as a percentage of net revenue, increased to 3.9% during the first quarter of 1999 as compared to 3.4% for the same period in 1998. This increase was primarily due to expenditures to continue expansion of the Company's electronic commerce capabilities. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

     Depreciation and amortization expense increased in absolute dollars but remained at 0.8% of net revenues for the first quarter of 1999 as compared to the same period in 1998. The increase in absolute dollars is due primarily to the increase in goodwill amortization related to the acquisitions completed during 1998.

     Financing expenses increased to $4.3 million for the first quarter of 1999 as compared to $3.8 million for the same period in 1998, primarily due to increased amortization of fees resulting from the early termination of the Company's financing agreements. The Company's effective interest rate was 6.9% during the first quarter of 1999 and 6.5% in the first quarter of 1998.

     As a result of the factors discussed above, the company recorded a net loss of $2.3 million compared to net earnings of $3.8 million in 1998.




                                                            (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations


Liquidity and Capital Resources
-------------------------------

     Working capital at March 31, 1999 was $135 million compared to $164 million at December 31, 1998. The slight decrease is primarily due to decreases in accounts receivable and inventory, which were partially offset by a decrease in accrued liabilities.

     The Company's working capital requirements are generally funded through financing arrangements and internally generated funds. During the quarter ended March 31, 1999, the Company completed a sale/leaseback on its corporate headquarters. The proceeds of the sale/leaseback were used to pay down long term debt by $36 million. As of March 31, 1999, the Company's financing arrangements consisted of a $157 million Securitization Facility, which was fully utilized, and a $165 million working capital facility (collectively, the "Credit Agreements"). However, in May 1999 the Company replaced the Credit Agreements with new credit facilities consisting of a $175 million receivables securitization and a $225 million working capital facility. The Company does not expect its effective interest rate under the new facilities to be materially different from the levels experienced in 1998. The Company utilized these new facilities to provide working capital financing and to finance the purchase of certain assets from Entex.

     Regarding the new $175 million receivables securitization, discounts associated with the sale of receivables are based on a designated commercial paper rate plus an agreed upon spread. This securitization has a term of 3 years, subject to certain covenant compliance.

     The $225 million working capital facility bears interest at a rate of LIBOR plus 175 basis points and is secured by certain assets of the Company. This facility is fully available subject to a borrowing base and compliance with certain covenants related to, among others, funded debt to EBITDA, the current ratio, and minimum profitability and tangible net worth levels. Terms of the working capital facility limit the amounts available for capital expenditures and dividends. This facility matures in May 2002.

     The Company's liquidity continues to be negatively impacted by vendor rebate programs. Under these programs, the Company is required to pay a higher initial price for product and claim a rebate to reduce the price. The collection of these rebates can take several months. Due to these programs, the Company's initial price for the product is often higher than the sales price the Company can obtain from its customers. As of March 31, 1999 these programs are a material factor in the Company's financing needs. As of March 31, 1999 the Company was owed approximately $62 million under these programs.

     The Company's business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. Capital expenditures were approximately $1.1 million during the first quarter of 1999, and $4.0 million during the first quarter of 1998. Excluding the recently announced TASD acquisition, the Company does not expect to incur capital expenditures materially different from its 1998 levels.

Year 2000 Readiness Disclosure

     The Year 2000 issue results from the fact many computer programs were previously written using two digits rather than four to define the applicable year. Programs written in this way may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing business delays and disruptions of operations. The Company has developed a step-by-step plan which details the tasks, deliverables, resources, and target dates necessary to monitor the Company's information systems at the turn of the century and beyond. Assessment of the Company's systems has been divided into five areas - Core information systems and components ("Core IS"), Distributed Desktop systems, Non-IS systems, new IS purchases by the Company, and mergers and acquisitions.

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

As part of its Year 2000 assessment, the Company must also consider the compliance of third parties with which the Company has a material relationship, namely its vendors, suppliers, and customers. The Company relies on vendors and suppliers for hardware, software, and tools used within its own business environment. The Company has developed a Year 2000 questionnaire which has been sent to its vendors and suppliers in order to ascertain whether vendors and suppliers warrant their hardware, software, and tools to be Year 2000 compliant and whether vendors and suppliers have adequately addressed the Year 2000 issue. The Company has documented compliance via the questionnaire for approximately 95% of hardware, software, and tools currently in use. For the remaining 5% of questionnaires, if documented compliance is not received, the Company's plan is to upgrade or replace for compliance, or decommission if necessary during the second quarter of 1999.

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

The Company currently anticipates it will spend approximately $1,400,000 on Year 2000 compliance, of which approximately $900,000 has been spent through March 31, 1999. The majority of the remaining expense is expected to be for previously identified desktop equipment and full-time associates dedicated to the Year 2000 compliance effort. All previous as well as future expenditures on Year 2000 compliance have or will come from operating cash flow.

     This document contains certain forward-looking statements regarding revenues, margin, earnings, growth rates and certain business trends that involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein, specifically, the recent sales training may not continue or be sufficient to increase service growth acceleration; the restructuring cost reductions may not be adequate to offset costs needed for other operations; and additional product cost reductions may continue to reduce revenues, margins, and earnings. Other factors that could cause actual results to differ materially are: the Company's ability to successfully integrate the TASD acquisition into its operations, the Company's ability to effectively manage inventory levels in response to changes in its major suppliers' price protection and return programs, the Company's ability to effectively manage the utilization of service personnel, the Company's ability to respond to increased competition from its suppliers' direct selling initiatives, the Company's ability to reduce operating expenses at a pace equal to the decline in margin percentages, competitive pricing and supply, short-term interest rate fluctuations, general economic conditions, employee turnover and possible future litigation, as well as the risks and uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

               The Company held its Annual Meeting of Shareholders on May 13, 1999. At the meeting, the shareholders voted in favor of electing as directors the eleven nominees named in the Proxy Statement dated April 13, 1999, and for an amendment to the Company's 1993 Stock Option Plan. The number of votes cast for, against or withheld, as well as, the number of abstentions and broker nonvotes were as follows:


Election of Directors:
                                                               FOR                WITHHELD
                                                               ---                --------
Edward R. Anderson                                             52,641,012        2,072,424
Michael J. Emmi                                                52,684,895        2,028,541
Richard F. Ford                                                52,697,163        2,016,273
Delbert W. Johnson                                             52,694,147        2,019,289
John D. Loewenberg                                             52,684,447        2,028,989
Thomas C. Lynch                                                52,692,317        2,021,119
John C. Maxwell                                                52,682,963        2,030,473
Warren V. Musser                                               52,674,877        2,038,559
Anthony J. Paoni                                               52,695,623        2,017,813
Edward N. Patrone                                              52,637,131        2,076,305
Harry Wallaesa                                                 52,692,673        2,020,763


Proposal to amend the 1993 Stock Option Plan:

         For                 Against                   Abstain         Broker Nonvotes
         ---                  -------                  -------         --------------

        34,485,653           3,237,377                 102,143                       -

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits
         --------

          Exhibit
            No.          Description
          -------        --------------------------------------------

            27           Financial Data Schedule


(b)      Reports on Form 8-K
         -------------------

        No reports on Form 8-K have been filed by the Registrant during the three months ended March 31, 1999.

                    COMPUCOM SYSTEMS, INC, AND SUBSIDIARIES

                                  Signatures


Pursuant to the requirements of the Services Exchange Act of 1934, the Registant has duly caused this report to be signed on its behalf by the undersignes thereunto duly authorized.




                                            COMPUCOM SYSTEMS, INC.
                                      -------------------------------------
                                      (Registrant)





DATE: May 17, 1999                    /s/ Edward Anderson
                                      -------------------------------------
                                      Edward Anderson
                                      President and Chief Executive Officer





DATE: May 17, 1999                    /s/ M. Lazane Smith
                                      --------------------------------------
                                      M. Lazane Smith,
                                      Senior Vice President, Finance and
                                      Chief Financial Officer