Form 10-Q
period 1999-06-30
COMPUCOM SYSTEMS INC
filed 1999-08-16
CIK 736291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the three months ended June 30, 1999          Commission File Number 0-14371
----------------------------------------          ------------------------------


                            COMPUCOM SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                 Delaware                                    38-2363156
----------------------------------------             ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

        7171 Forest Lane, Dallas, TX                           75230
----------------------------------------             ---------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (972) 856-3600
                                                     ---------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
   -----         -----

The number of shares of the Registrant's common stock outstanding as of August 12, 1999 was 47,659,950 shares.


--------------------------------------------------------------------------------

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                     Index


PART I.     FINANCIAL INFORMATION                                           Page
-------     ---------------------                                           ----

Item 1.     Condensed Consolidated Balance Sheets
             June 30, 1999 and December 31, 1998 (unaudited)                   3

            Condensed Consolidated Statements of Operations
             Three and six months ended June 30, 1999 and 1998 (unaudited)     4

            Condensed Consolidated Statements of Cash Flows
             Six months ended June 30, 1999 and 1998 (unaudited)               5

            Notes to Condensed Consolidated Financial Statements               6

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        18

PART II.    OTHER INFORMATION
--------    -----------------

Item 6.     Exhibits and Reports on Form 8-K                                  19

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                 (In thousands)
                                  (unaudited)

                                                                             June 30,             December 31,
                                                                               1999                   1998
                                                                          --------------         --------------
                   Assets
                   ------
Current assets:
   Cash                                                                        $   4,516              $   4,526
   Receivables                                                                   411,655                262,380
   Inventories                                                                   213,101                138,551
   Other                                                                           7,515                  9,965
                                                                          --------------         --------------
        Total current assets                                                     636,787                415,422

Property and equipment, net                                                       43,371                 72,004

Cost in excess of fair value of tangible net assets
   purchased, less accumulated amortization                                       87,290                 54,786
Other                                                                              8,423                  3,277
                                                                          --------------         --------------

                                                                                $775,871               $545,489

        Liabilities and Shareholders' Equity
        ------------------------------------
Current liabilities:
   Accounts payable                                                             $332,919               $160,524
   Accrued liabilities                                                            74,835                 89,218
   Current portion of long-term debt                                                                      1,500
                                                                           --------------         --------------
        Total current liabilities                                                407,754                251,242

Long-term debt                                                                   157,391                 81,929
Deferred income taxes                                                                                     1,378
Other                                                                                                       659

Shareholders' equity:
   Preferred stock                                                                15,000                 15,000
   Common stock                                                                      477                    474
   Additional paid-in capital                                                     66,987                 66,329
   Retained earnings                                                             128,262                128,478
                                                                           --------------         --------------
        Total shareholders' equity                                               210,726                210,281
                                                                           --------------         --------------
                                                                                $775,871               $545,489
                                                                           =============          =============


See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (unaudited)

                                               Three months ended                         Six months ended
                                                     June 30,                                 June 30,
                                             1999                 1998               1999                  1998
                                       --------------       --------------     ---------------       ---------------

Revenue
   Product                                 $  728,043           $  530,495          $1,149,335            $  907,273
   Service                                     74,030               63,127             142,589               120,253
   Other                                          522                3,935               3,991                 7,782
                                       --------------       --------------     ---------------       ---------------
       Total  revenue                         802,595              597,557           1,295,915             1,035,308
                                       --------------       --------------     ---------------       ---------------

Cost of revenue
   Product                                    671,506              479,967           1,059,250               812,864
   Service                                     48,967               43,372              94,205                82,131
   Other                                          230                2,064               2,097                 3,994
                                       --------------       --------------     ---------------       ---------------
       Total cost of revenue                  720,703              525,403           1,155,552               898,989
                                       --------------       --------------     ---------------       ---------------

         Gross margin                          81,892               72,154             140,363               136,319


Operating expenses
   Selling                                     28,616               28,318              52,278                49,448
   Service                                     11,699               13,039              22,607                27,704
   General and administrative                  24,865               15,698              44,164                30,578
   Depreciation and amortization                6,302                3,696              10,389                 7,026
                                       --------------       --------------     ---------------       ---------------
       Total operating expenses                71,482               60,751             129,438               114,756
                                       --------------       --------------     ---------------       ---------------

Earnings from operations                       10,410               11,403              10,925                21,563

Financing expenses                              6,207                4,260              10,537                 8,015
                                       --------------       --------------     ---------------       ---------------
Earnings before income taxes                    4,203                7,143                 388                13,548

Income taxes                                    1,681                2,857                 155                 5,419
                                       --------------       --------------     ---------------       ---------------

Net earnings                               $    2,522           $    4,286          $      233            $    8,129
                                       ==============       ==============     ===============       ===============

Earnings per common share
   Basic                                        $ .05                $ .09               $ .00                 $ .17
   Diluted                                      $ .05                $ .09               $ .00                 $ .16

Average common shares outstanding
   Basic                                       47,647               46,150              47,641                46,141
   Diluted                                     48,091               49,514              47,641                50,025


See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                    Six months ended June 30, 1999 and 1998
                                 (In thousands)
                                  (unaudited)

                                                                        1999                     1998
                                                                 ----------------         ----------------

Cash flows from operating activities:
   Net earnings                                                         $     233                 $  8,129
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                                       10,389                    7,026
       Deferred income taxes                                                1,012                     (360)


       Changes in assets and liabilities:
         Receivables                                                     (151,880)                 (48,663)
         Inventories                                                       18,357                    3,046
         Other current assets                                              (5,254)                     191
         Accounts payable                                                 172,395                   98,534
         Accrued liabilities and other                                    (17,414)                 (16,895)
                                                                 ----------------         ----------------
           Net cash provided by operating activities                       27,838                   51,008
                                                                 ----------------         ----------------

Cash flows from investing activities:
   Capital expenditures, net                                               (4,002)                  (8,855)
   Contributions to investee                                                 (576)
   Proceeds from sale of building                                          39,791
   Business acquisitions, net of cash acquired                           (137,235)                 (45,490)
                                                                 ----------------         ----------------
           Net cash (used in) investing activities                       (102,022)                 (54,345)
                                                                 ----------------         ----------------


Cash flows from financing activities:
   Net bank credit facility and other borrowings                           98,962                    3,616
   Repayment of real estate loan                                          (25,000)
   Issuance of common stock                                                   662                      162
   Preferred stock dividend                                                  (450)                    (450)
                                                                 ----------------         ----------------
           Net cash provided by financing activities                       74,174                    3,328
                                                                 ----------------         ----------------

Net decrease in cash                                                          (10)                      (9)
Cash at beginning of period                                                 4,526                    4,456
                                                                 ----------------         ----------------
Cash at end of period                                                   $   4,516                 $  4,447
                                                                 ================         ================



See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1999

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

(3)  Earnings per share

          In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per common share have been computed based on net earnings after preferred stock dividend requirements and the weighted-average number of common shares outstanding during each period. Diluted earnings per common share assumes conversion of dilutive convertible securities into common stock at the later of the beginning of the period or date of issuance and includes the add-back of related interest expense and/or dividends, as required. Earnings per common share have been computed as follows (in thousands, except per share amounts):

                                                   Three months ended June 30, 1999               Six months ended June 30, 1999
                                                --------------------------------------        --------------------------------------
                                                  Income           Shares                       Income          Shares
                                                (Numerator)     (Denominator)     EPS         (Numerator)    (Denominator)      EPS
                                                -----------     -------------    -----        -----------    -------------     -----
Net earnings                                         $2,522                                        $  233
Less:  Preferred stock dividends                       (225)                                         (450)

Basic EPS
---------
Income available to common shareholders               2,297            47,647     $.05               (217)          47,641      $.00

Effect of dilutive securities
-----------------------------
Stock options                                                             439
Employee Stock Purchase Plan                                                5

Diluted EPS
-----------
Income available + assumed conversions                2,297            48,091     $.05               (217)          47,641      $.00
                                                ===========     =============    =====        ===========    =============     =====

                                                   Three months ended June 30, 1998               Six months ended June 30, 1998
                                                --------------------------------------        --------------------------------------
                                                  Income           Shares                       Income          Shares
                                                (Numerator)     (Denominator)     EPS         (Numerator)    (Denominator)      EPS
                                                -----------     -------------    -----        -----------    -------------     -----
Net earnings                                         $4,286                                       $ 8,129
Less:  Preferred stock dividends                       (225)                                         (450)

Basic EPS
---------
Income available to common shareholders               4,061            46,150     $.09              7,679           46,141     $ .17

Effect of dilutive securities
-----------------------------
Stock options                                                           1,148                                        1,280
Convertible preferred stock                             225             2,216                         450            2,216
Convertible debt                                          -                 -                          46              388
                                                -----------     -------------                 -----------    -------------


Diluted EPS
-----------
Income available + assumed conversions                4,286            49,514    $ .09              8,175           50,025     $ .16
                                                ===========     =============    =====        ===========    =============     =====

     The Company has excluded 1,928,886 and 1,732,395 options from its calculations of diluted earnings per share for the three and six months ended June 30, 1999, and has excluded 1,815,037 and 497,942 options from its calculations of diluted earnings per share for the three and six months ended June 30, 1998, respectively, as they are considered anti-dilutive. The shares excluded from the calculation for the six months ended June 30, 1999 represents all of the Company's weighted-average options outstanding since the numerator used in calculating earnings per share is a negative amount.

(4)  Business Combinations

     During 1998, the Company consummated three business combinations (collectively, "the 1998 acquisitions"). The total consideration given for these business combinations was approximately $49 million in cash. In addition, the Company assumed liabilities of approximately $95 million, in aggregate. The business combinations were accounted for as purchases and accordingly the consolidated financial statements reflect the operations of the acquired entities since the respective acquisition dates.

     On May 10, 1999, the Company consummated the acquisition of the TASD division of ENTEX Information Services, Inc ("the TASD acquisition"). The total consideration given for this acquisition was approximately $137 million in cash. The business combination was accounted for as a purchase and accordingly the condensed consolidated financial statements reflect the operations of the acquired entity since the acquisition date. The Company has not completed the allocation of the purchase price for this acquisition. Therefore, the allocation of the purchase price recorded could be adjusted once the evaluation of the assets acquired and liabilities assumed is completed.

     The following unaudited proforma financial information presents the combined results of operations for the three and six months ended June 30, 1998 as if the 1998 acquisitions and the TASD acquisition had occurred as of the beginning of 1998, after giving effect to certain adjustments, including amortization of goodwill, increased financing expense on debt related to the acquisitions, and related income tax effects. The proforma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                         (in thousands, except per share data)

                                        Three Months Ended   Six Months Ended
                                           June 30, 1998       June 30, 1998

          Revenue                               $1,153,349         $2,194,550

          Net loss                                 ($1,187)             ($274)

          Diluted loss per share                     ($.03)             ($.01)


     The following unaudited proforma financial information presents the Company's combined results of operations for the three and six months ended June 30, 1999 as if the TASD acquisition had occurred as of the beginning of 1999, after giving effect to certain adjustments, including amortization of goodwill, increased financing expense on debt related to the acquisitions, and related income tax effects. The proforma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                    (in thousands, except per share data)

                                        Three Months Ended   Six Months Ended
                                           June 30, 1999       June 30, 1999

          Revenue                                 $990,095         $1,915,655

          Net loss                                 ($1,597)           ($6,812)

          Diluted loss per share                     ($.04)             ($.15)


(5)  Client Link/ E-Certify merger

     On April 13, 1999, the Company completed the merger ("the E-Certify merger") of its majority-owned subsidiary, ClientLink, Inc. ("ClientLink") with E-Certify Corporation ("E-Certify"). The combined operations of ClientLink and E-Certify will be conducted under the name E-Certify, Inc. The Company has recorded its investment in E-Certify at the net carrying amount of its investment in ClientLink and will account for the ongoing operation using the equity method and as such has condensed its net investment into a single investment account, which is included in Other Non-current Assets as of June 30, 1999.

(6)  Restructuring Accrual

     During the fourth quarter of 1998, the Company recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance and benefits related to a reduction in workforce. The following table provides a summary of the restructuring charge by category as well as a rollforward of the restructuring accrual through June 30, 1999:

                                                                      Restructuring    Accrual at      Cash      Accrual at
                                                                         Charge         12/31/98     Outlays      6/30/99
                                                                     -------------------------------------------------------
     Lease termination costs                                               $  7,259     $  6,415    $  4,408      $  2,007
     Employee severance and related benefits                                  3,804        2,986       1,988           998
     Disposal of assets, net of estimated proceeds                            3,044        2,907       1,300         1,607
     Other                                                                    2,330        1,780       1,673           107
                                                                     -------------------------------------------------------
     Total                                                                 $ 16,437     $ 14,088    $  9,369      $  4,719
                                                                     =======================================================

          The Company expects the restructuring activities to be substantially completed by the end of 1999 and believes the restructuring accrual is adequate.

(7)  Segment Information

     The Company defines its operations as three distinct businesses - sales of computer products ("product"); services, which includes configuration, network integration, and technology support ("service") and ClientLink. During the quarter ended June 30, 1999, ClientLink merged with E-Certify and is accounted for on the equity basis after the merger.

     The Company measures segment earnings as operating earnings, defined as income before restructuring charges, financing expenses and income taxes. All significant intersegment activity has been eliminated. Business assets are the owned or allocated assets used by each business. The majority of revenue in the "Other" column is royalties the Company receives from previously sold businesses and other miscellaneous revenue. The "Other" column also includes all assets not specifically allocated to a segment.

     For the Quarter ended June 30, 1999

     Operating Results   Product   Service  ClientLink, Inc.    Other        Total
     -----------------  --------  --------  ----------------  --------  ----------
     (in thousands)
        Net revenues    $728,043   $74,030            $  522              $802,595

        Gross margin      56,537    25,063               292                81,892

        Operating
        earnings           2,060     8,619              (269)               10,410

        Total assets    $573,445   $54,636            $    -  $147,790    $775,871

     For the Quarter ended June 30, 1998

     Operating Results   Product   Service  ClientLink, Inc.    Other     Total
     -----------------  --------  --------  ----------------  --------  ----------
     (in thousands)
        Net revenues    $530,495   $63,127            $3,935  $      -    $597,557

        Gross margin      50,528    19,755             1,871         -      72,154

        Operating
        earnings           8,251     1,768             1,384         -      11,403

        Total assets    $450,925   $38,410            $3,113  $158,330    $650,778

     For the Six Months ended June 30, 1999

     Operating Results     Product   Service  ClientLink, Inc.    Other     Total
     -----------------    --------  --------  ----------------  --------  ----------
     (in thousands)
        Net revenues    $1,149,335  $142,589            $3,991  $      -  $1,295,915

        Gross margin        90,085    48,384             1,894               140,363

        Operating
        earnings            (6,717)   17,168               474                10,925

        Total assets    $  573,445  $ 54,636            $    -  $147,790  $  775,871

     For the Six Months ended June 30, 1998

     Operating Results   Product   Service  ClientLink, Inc.    Other     Total
     -----------------  --------  --------  ----------------  --------  ----------
     (in thousands)
        Net revenues    $907,273  $120,253            $7,737  $     45  $1,035,308

        Gross margin      94,408    38,123             3,743        45     136,319

        Operating
        earnings          15,565     3,948             2,005        45      21,563

        Total assets    $450,925  $ 38,410            $3,113  $158,330  $  650,778

(8)  Financing Arrangements

     During the three months ended June 30, 1999, the Company finalized the following new credit agreements: a) a $175 million receivables securitization and b) a $225 million working capital facility. These new credit facilities replaced the Company's previous securitization and working capital facility. The new securitization, which has a term of 3 years, allows the Company to sell an interest in its accounts receivable on a revolving basis and is accounted for as a sale of accounts receivable in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As of June 30, 1999 the Company has fully utilized the securitization. The new working capital facility, which matures in May 2002, bears interest at LIBOR plus an agreed-upon spread and is secured by a lien on the Company's assets. As of June 30, 1999, the interest on the revolver was 6.7%. Both of the new facilities require the Company to maintain compliance with selected financial covenants and ratios.

(9)  Reclassification

     Certain amounts in the 1998 condensed consolidated financial statements have been reclassified to conform with the 1999 presentation.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of Operations
                                 June 30, 1999

Results of Operations

The following table shows the Company's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expense, income taxes and net earnings are shown as a percentage of total net revenue for the three and six months ended June 30, 1999 and 1998.

                                                          Three months ended                           Six months ended
                                                    June 30,              June 30,              June 30,               June 30,
                                                      1999                  1998                  1999                   1998
                                               ----------------      ----------------      ----------------      -----------------
Revenue:
   Product                                     $        728,043      $        530,495      $      1,149,335      $         907,273
   Service                                               74,030                63,127               142,589                120,253
   Other                                                    522                 3,935                 3,991                  7,782
                                               ----------------      ----------------      ----------------      -----------------
      Total revenue                                     802,595               597,557             1,295,915              1,035,308
                                               ----------------      ----------------      ----------------      -----------------
Gross margin:
   Product                                               56,537                50,528                90,085                 94,408
   Service                                               25,063                19,755                48,384                 38,123
   Other                                                    292                 1,871                 1,894                  3,788
                                               ----------------      ----------------      ----------------      -----------------
      Total gross margin                                 81,892                72,154               140,363                136,319
                                               ----------------      ----------------      ----------------      -----------------

Gross margin percentage:
   Product                                                  7.8%                  9.5%                  7.8%                  10.4%
   Service                                                 33.9%                 31.3%                 33.9%                  31.7%
   Other                                                   55.9%                 47.5%                 47.5%                  48.7%
                                               ----------------      ----------------      ----------------      -----------------
      Total gross margin percentage                        10.2%                 12.1%                 10.8%                  13.2%

Operating expenses:
   Selling                                                  3.6%                  4.8%                  4.0%                   4.8%
   Service                                                  1.5%                  2.2%                  1.8%                   2.7%
   General and administrative                               3.0%                  2.6%                  3.4%                   2.9%
   Depreciation and amortization                            0.8%                  0.6%                  0.8%                   0.7%
                                               ----------------      ----------------      ----------------      -----------------
      Total operating expenses                              8.9%                 10.2%                 10.0%                  11.1%
                                               ----------------      ----------------      ----------------      -----------------

Earnings from operations                                    1.3%                  1.9%                  0.8%                   2.1%

Financing expenses                                          0.8%                  0.7%                  0.8%                   0.8%
                                               ----------------      ----------------      ----------------      -----------------

Earnings before income taxes                                0.5%                  1.2%                  0.0%                   1.3%

Income taxes                                                0.2%                  0.5%                  0.0%                   0.5%
                                               ----------------      ----------------      ----------------      -----------------

Net earnings                                                0.3%                  0.7%                  0.0%                   0.8%
                                               ================      ================      ================      =================

                                                    (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF THE QUARTER ENDED JUNE 30, 1999 TO THE QUARTER ENDED JUNE 30, 1998

     Product revenue, which is primarily derived from the sale of distributed desktop computer products to corporate customers, increased approximately 37% to $728 million in the second quarter of 1999 from $530 million in the second quarter of 1998. The increase in product revenue is a result of the TASD acquisition. The Company's products have traditionally exhibited relatively short life cycles and rapidly declining prices. As a result, the Company must sell more units to generate the same amount of revenue as the prior year.
During the three months ended June 30, 1999, the Company continued to experience a decline in average selling prices ("ASPs") in desktops, laptops and servers when compared to the prior year. However, the rate of decline in ASPs has slowed
compared to recent history.   Due to the declining ASPs, the Company's growth in
desktop, laptop and server units shipped has outpaced its related product revenue growth. Product gross margin as a percentage of product revenue for the second quarter of 1999 was 7.8% compared to 9.5% for the second quarter of 1998. The Company attributes this decline primarily to heightened competition from direct marketers and other corporate resellers and a reduction in manufacturer sponsored incentives. The Company expects to continue to experience lower product gross margin percentages when compared to the comparable prior year period.

     Service revenue increased approximately 17% to $74.0 million for the second quarter of 1999 from $63.1 million during the second quarter of 1998. Service revenue is primarily derived from LAN/WAN projects, consulting, asset tracking, network management, help desk, field engineering, procurement, configuration, distribution, and software management. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increase in service revenue is due to increases in both configuration and field engineering, both of which benefited from the increase in product unit sales volume. Service gross margin as a percentage of service net revenue for the three months ended June 30, 1999 was 33.9% compared to 31.3% for the same period in 1998. The increase was primarily due to improved performance in the Company's field engineering
business.   In the short term, the Company expects to continue to experience improved service gross margin percentages when compared to the comparable prior year period.

     Selling expense increased approximately $0.3 million for the three months ended June 30, 1999 as compared to the same prior year period. This increase is primarily a result of the TASD acquisition, which resulted in an increase in sales and sales support personnel. In addition, the Company incurred professional services fees related to the integration of the TASD business into its operations. These incremental costs were offset partially by the Company's cost reduction efforts related to the 1998 restructuring. Although the TASD acquisition resulted in an increase in the dollar amount of selling expense, selling expense as a percentage of revenue declined to approximately 3.6% of revenue for the three months ended June 30, 1999 from approximately 4.8% for the
same prior year period.   The Company attributes this decline to increased
leverage of its infrastructure resulting from the TASD acquisition and its own cost reduction efforts.

     Service expense decreased approximately $1.3 million to $11.7 million for the three months ended June 30,1999 from $13.0 million for the same prior year period. As a result of the E-Certify merger, the Company no longer consolidates ClientLink and consequently does not reflect ClientLink's expenses subsequent to the E-Certify merger in the service expense line. The Company's equity interest in E-Certify's Loss is recorded in general and administrative expense. The Company's interest in the loss was less than $0.2 million.

                                                    (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of Operations


     General and administrative expense increased to approximately $24.9 million for the three months ended June 30, 1999 from $15.7 million for the same period in the prior year. This increase was primarily due to expenditures to continue expansion of the Company's electronic commerce capabilities as well as increases in distribution and administrative personnel to support the Company's revenue growth and expenses related to the TASD acquisition. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

     Depreciation and amortization expense increased for the three months ended June 30, 1999 in absolute dollars and as a percentage of net revenue when compared to the same period in 1998. The increase primarily relates to amortization of goodwill on two business combinations that were completed during the second quarter of 1998. The Company completed the allocation of the purchase price on these two acquisitions during the three months ended June 30, 1999. A portion of the purchase price was allocated to customer lists which were deemed to have a shorter useful life than the associated goodwill. As a result, the Company recorded approximately $0.7 million in incremental amortization expense related to the customer lists during the three months ended June 30, 1999.

     Financing expense remained flat as a percentage of net revenue, but increased in absolute dollars for the three months ended June 30, 1999, as compared to the same period in 1998. During the three months ended June 30, 1999 the Company incurred approximately $1 million in charges related to the extension of its previous credit facilities until the new credit facilities were finalized. These charges, along with higher borrowing levels due to the TASD acquisition, were the primary reasons for the increase in financing expenses.

     As a result of the factors discussed above, net earnings decreased 41% for the quarter ended June 30, 1999 to $2.5 million compared to $4.3 million for the
same period in 1998.   However, net earnings improved from the $2.3 million net
loss experienced in the first quarter of 1999.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998

     Product revenue increased approximately 27% to $1.1 billion for the six months ended June 30, 1999 from approximately $907 million in the same period of 1998. The increase in product revenue is a result of the TASD acquisition. The Company's products have traditionally exhibited relatively short life cycles and rapidly declining prices. As a result, the Company must sell more units to generate the same amount of revenue as the prior year. During the six months ended June 30, 1999, the Company continued to experience a decline in average selling prices ("ASPs") in desktops, laptops and servers when compared to the prior year. However, the rate of decline in ASPs has slowed compared to recent history. Due to the declining ASPs, the Company's growth in desktop, laptop and server units shipped has outpaced its related product revenue growth. Product gross margin as a percentage of product revenue for the six months ended June 30, 1999 was 7.8% compared to 10.4% for the same period in 1998. The Company attributes this decline primarily to heightened competition from direct marketers and other corporate resellers and a reduction in manufacturer sponsored incentives.

                                                    (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of Operations


     Service revenue increased approximately 19% to $143 million for the six months ended June 30, 1999 from $120.3 million during the same period of 1998. The increase in service revenue is due to increases in both configuration and field engineering, which are typically driven in part by product unit sales volume. Service gross margin as a percentage of service net revenue was 33.9% for the first half of 1999 compared to 31.7% for the same period in 1998. The increase was primarily caused by improved performance in the Company's field engineering business.

     Selling expense increased approximately $2.8 million for the six months ended June 30, 1999 as compared to the same prior year period. This increase is primarily a result of the TASD acquisition, which resulted in an increase in sales and sales support personnel. In addition, the Company incurred certain professional services fees related to the integration of the TASD business into its operations. These incremental costs were offset partially by the Company's cost reduction efforts related to the 1998 restructuring. Although the TASD acquisition resulted in an increase in the dollar amount of selling expense, selling expense as a percentage of revenue declined to approximately 4.0% of revenue for the six months ended June 30, 1999 from approximately 4.8% for the
same prior year period.   The Company attributes this decline to increased
leverage of its infrastructure resulting from the TASD acquisition and its own cost reduction efforts.

     Service expense decreased in both dollar terms and as a percentage of revenue for the six months ended June 30, 1999 when compared to the comparable
prior year period.   The decrease was primarily a result of the Company's cost
reduction efforts as well as a change in the timing of certain training expenses for the Company's service personnel.

     General and administrative expense increased to $44.2 million for the six months ended June 30, 1999 from $30.6 million for the same period in the prior year. This increase is primarily due to expenditures to continue expansion of the Company's electronic commerce capabilities as well as increases in distribution and administrative personnel to support the Company's revenue growth and expenses resulting from the TASD acquisition. General and administrative expense, as a percentage of net revenue, increased for the six months ended June 30, 1999 to 3.4% compared to 2.9% for the comparable period of the prior year. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

     Depreciation and amortization expense increased for the six months ended June 30, 1999 in absolute dollars and as a percentage of net revenue when compared to the same period in 1998. The increase primarily relates to amortization of goodwill on two business combinations that were completed during the second quarter of 1998. The Company completed the allocation of the purchase price on these two acquisitions during the six months ended June 30, 1999. A portion of the purchase price was allocated to customer lists which were deemed to have a shorter useful life than the associated goodwill. As a result, the Company recorded approximately $0.7 million in incremental amortization related to the customer lists during the six months ended June 30, 1999.

     Financing expense remained relatively flat as a percentage of revenue but increased in absolute dollars for the six months ended June 30, 1999, as compared to the same period in 1998. During the six months ended June 30, 1999 the Company incurred approximately $1 million in charges related to the extension of its previous credit facililities until the new credit facilities were finalized. These charges, along with higher borrowing levels due to the TASD acquisition, were the primary reasons for the increase in financing expenses.

                                                    (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of Operations

     As a result of the factors discussed above, net earnings decreased 97% for the six months ended June 30, 1999 to $0.2 million compared to $8.1 million for the same period in 1998.

Liquidity and Capital Resources

     Working capital at June 30, 1999 was $229 million compared to $164 million at December 31, 1998. The increase is primarily due to an increase in accounts receivable resulting from higher revenues in the three months ended June 30, 1999 than in the three months ended December 31, 1998 and an increase in inventory partially offset by an increase in accounts payable, resulting from the TASD acquisition. The Company's accounts payable balance fluctuates relative to the timing of the receipts of product and the mix of vendors.

     The Company's working capital requirements are generally funded through financing arrangements and internally generated funds. During the second quarter of 1999, the Company finalized negotiations on its new credit facilities. As of June 30, 1999 the Company's financing arrangements consisted of a $175 million receivables securitization facility ("the Securitization") and a $225 million working capital facility ("the Revolver") (collectively, "the Credit Agreements"). The Securitization utilizes a master trust structure to provide the Company increased flexibility in regards to term and pricing options available to it. As of June 30, 1999 the Company has fully utilized the Securitization with pricing based on a designated short term interest rate plus an agreed-upon spread. The Company plans to increase the Securitization to $250- $300 million during the second half of 1999. The Revolver is scheduled to be reduced by $25 million in September 1999 and by an additional $25 million in May 2000. The Revolver bears interest at LIBOR plus an agreed upon spread and is secured by a lien on the Company's assets. Availability under the Revolver is subject to a borrowing base calculation and compliance with certain financial covenants. As of June 30, 1999 the Company had sufficient collateral to enable it to fully utilize the Revolver and had $155 million outstanding under the Revolver. The Company does not expect its effective interest rate under the new facilities to be materially different from the levels it experienced in 1998.

     The Company's liquidity continues to be negatively impacted by vendor rebate programs, which generally exist to enable the Company to sell its products at a price that is competitive with direct marketers. Under these programs, the Company is required to pay a higher initial price for product and claim a rebate to reduce the price. As a result of the administrative requirements of the vendors, the collection of these rebates can take several months. Due to these programs, the Company's initial price for the product is often higher than the sales price the Company can obtain from its customers. As of June 30, 1999 these programs are a material factor in the Company's financing needs. As of June 30, 1999, the Company was owed approximately $83 million under these programs.

     The Company's business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. Excluding acquisitions, capital expenditures were approximately $4.0 million for the six months ended June 30, 1999 as compared to $8.9 million for the same period in 1998. The majority of the 1999 and 1998 capital expenditures were related to the upgrading of Company hardware and software. The Company does not expect capital expenditures in the second half of 1999 to be materially different from the first half expenditures.

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

The Company's Core IS includes purchasing, order management, warehouse management, distribution, service dispatch, service parts, engineer billing, human resources and financial information systems. Distributed Desktop systems include all desktop computers and related components used by the Company's associates, wherever they are located. Initial assessment of these systems has included the identification of each hardware, software, tool, and package comprising these systems to determine whether or not they support Year 2000 date codes. Testing, remediation, and validation of the Company's Core IS and Distributed Desktop systems is planned to be completed by the end of the September quarter. Remediation includes the enhancement, upgrading, migration, or replacement of non-compliant hardware, software, tools and/or systems. Validation entails testing of all systems including a "quality control" environment in which the date is artificially set forward to the Year 2000 to simulate the turn of the century and beyond. The Company has also purchased a Year 2000 compliance software package that will generate audit reports on a regular basis to report any noncompliant Distributed Desktop systems. The Company began using this software package in January 1999 and will produce and review the reports on a regular basis through 2000.

Non-IS systems include all microcontroller systems and back-up processes of Core IS. Microcontroller systems comprise all electronic systems such as telephones, security systems, alarms, etc. Initial assessment and remediation of the Company's Non-IS Systems was completed during the first quarter of 1999. The Company reviews each of its new potential hardware and software purchases to ensure they are Year 2000 compliant. The Company completed three acquisitions during 1998 and the TASD acquisition in 1999; however, these acquisitions have been integrated into the Company and the major processes of the acquired systems have been replaced with the Company's Core IS.

As part of its Year 2000 assessment, the Company must also consider the compliance of third parties with which the Company has a material relationship, namely its vendors, suppliers, and customers. The Company relies on vendors and suppliers for hardware, software, and tools used within its own business environment. The Company has developed a Year 2000 questionnaire which has been sent to its vendors and suppliers in order to ascertain whether vendors and suppliers warrant their hardware, software, and tools to be Year 2000 compliant and whether vendors and suppliers have adequately addressed the Year 2000 issue. The Company has documented compliance via the questionnaire of the hardware, software, and tools currently in use. By the end of June 1999, the Company upgraded, replaced or decommissioned any noncompliant vendors and suppliers of hardware, software and tools currently in use.

Noncompliance could result in a system failure, business delays, and/or disruptions in operations. The Company is in the process of developing a contingency plan in case a Year 2000 problem occurs. As a reseller of computer products, the Company only passes through to its customers the applicable vendor's warranties; it generally makes no warranties regarding Year 2000 compliance on any of the products it resells. However, if one of the Company's major vendors or suppliers is found to be Year 2000 noncompliant, which is not corrected on a timely basis, it could have a material adverse effect on the Company's results of operations. Due to that fact, the Company is continuing the process of obtaining assurances from its vendors and suppliers regarding their readiness for Year 2000.

The Company's plan also includes the availability of a test team that will test the Company's information systems on an on-going basis to further validate that additions or modifications to any of the Company's systems do not create Year 2000 compliance issues. The Company's expectations with respect to the Year 2000 issues noted above are based on the premise there will be no material general failure of external systems (including power, communications, transportation or financial systems) necessary for the ordinary conduct of business. At the present time, the company is developing a contingency plan to operate in the event its computer systems or those of its vendors, suppliers, or customers are not Year 2000 compliant. The Company expects to have this contingency plan completed by October 1999.

The Company currently anticipates it will spend approximately $1,400,000 on Year 2000 compliance, of which approximately $934,000 has been spent through June 1999. The majority of the remaining expense is expected to be for previously identified desktop equipment and full-time associates dedicated to the Year 2000 compliance effort. All previous as well as future expenditures on Year 2000 compliance have or will come from operating cash flow or the Company's credit facilities.

This document contains certain forward-looking statements regarding revenues, margin, earnings, growth rates and certain business trends that involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein, specifically, the recent sales training may not continue or be sufficient to increase service growth acceleration; the restructuring cost reductions may not be adequate to offset costs needed for other operations; and additional product cost reductions may continue to reduce revenues, margins, and earnings. Other factors that could cause actual results to differ materially are: the Company's ability to successfully integrate the TASD acquisition into its operations, the Company's ability to effectively manage inventory levels in response to changes in its major suppliers' price protection and return programs, the Company's ability to sell its services and effectively manage the utilization of service personnel, the Company's ability to respond to increased competition from its suppliers' direct selling initiatives, the Company's ability to reduce operating expenses at a pace equal to the decline in margin percentages, competitive pricing and supply, short-term interest rate fluctuations, general economic conditions, employee turnover and possible future litigation, as well as the risks and uncertainties set forth from time to time in the Company's other public reports and filings and public statements.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to interest rate risk primarily through its Securitization and Revolver facilities. The Company utilizes these facilities for its working capital and other borrowing needs. As of June 30, 1999 the Company had $175 million outstanding under the Securitization and $155 million outstanding under the Revolver. If the Company's effective interest rate were to increase by 75 basis points (.75%), the impact on the Company's net income would recognize approximately $1.8 million in annual incremental financing expense based on the average outstandings under the Securitization and Revolver during the six months ended June 30, 1999.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


         Exhibit
           No.     Description
         -------   ----------------------------------

         2.1* Asset Purchase Agreement, dated as of May 10, 1999, by and between CompuCom Systems, Inc. and ENTEX Information Services, Inc.

        10.1 CompuCom Receivables MasterTrust I Pooling and Servicing Agreement, dated as of May 7, 1999, between Norwest Bank Minnesota National Association, CompuCom Systems, Inc., and CSI Funding, Inc.

        10.2 CompuCom Receivables MasterTrust I Pooling and Servicing Agreement Series 1999-1 Supplement, dated as of May 7, 1999, among PNC Bank, National Association, Market Street Capital Corporation, Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc.

        10.3 Inventory and Working Capital Financing Agreement, dated as of May 11, 1999, between IBM Credit Corporation and CompuCom Systems, Inc.

        10.4 Attachment A to Inventory and Working Capital Financing Agreement dated May 11, 1999.

        10.5 Receivables Contribution and Sale Agreement dated May 7, 1999 between CompuCom Systems, Inc. and CSI Funding, Inc.

        10.6** Non-Competition, Referral and Non-Disclosure Agreement dated as of May 10, 1999, by and between CompuCom Systems, Inc. and ENTEX Information Services, Inc.

        27         Financial Data Schedule


        * Filed on May 25, 1999 as Exhibit 2.1 to Form 8-K and incorporated herein by reference.

        ** Filed on May 25, 1999 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.

(b)  Reports on Form 8-K
     -------------------

     1. On May 25, 1999 the Company filed a Current Report on Form 8-K to announce its acquisition of certain assets of the Technology Acquisition Services Division of ENTEX Information Services, Inc.

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



                                             COMPUCOM SYSTEMS, INC.
                                             ----------------------------------
                                             (Registrant)




DATE:  August 16, 1999                       /s/ Harry Wallasea
                                             ----------------------------------
                                             Harry Wallasea,
                                             Chief Executive Officer



DATE:  August 16, 1999                       /s/ M. Lazane Smith
                                             ----------------------------------
                                             M. Lazane Smith,
                                             Senior Vice President, Finance and
                                             Chief Financial Officer