Form 10-Q
period 1999-09-30
COMPUCOM SYSTEMS INC
filed 1999-11-15
CIK 736291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the three months ended September 30, 1999  Commission File Number 0-14371
---------------------------------------------  ------------------------------


                            COMPUCOM SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              Delaware                                      38-2363156
---------------------------------------                -----------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification Number)

     7171 Forest Lane, Dallas, TX                               75230
----------------------------------------               -----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (972) 856-3600
                                                       -----------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
   -----         -----

The number of shares of the Registrant's common stock outstanding as of November 12, 1999 was 47,664,950 shares.



--------------------------------------------------------------------------------

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                     Index


PART I.   FINANCIAL INFORMATION                                          Page
-------   ---------------------                                          ----

Item 1.   Condensed Consolidated Balance Sheets
           September 30, 1999 and December 31, 1998 (unaudited)            3

          Condensed Consolidated Statements of Operations
           Three and nine months ended September 30, 1999 and
           1998 (unaudited)                                                4

          Condensed Consolidated Statements of Cash Flows
           Nine months ended September 30, 1999 and 1998 (unaudited)       5

          Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk      18

PART II.  OTHER INFORMATION
--------  -----------------

Item 6.   Exhibits and Reports on Form 8-K                                19

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                (In thousands)
                                  (unaudited)


                                                                          September 30,           December 31,
                                                                               1999                   1998
                                                                        ----------------       ----------------
                                Assets
                                ------
Current assets:
   Cash                                                                         $  4,506               $  4,526
   Receivables                                                                   334,961                262,380
   Inventories                                                                   155,141                138,551
   Other                                                                           5,511                  9,965
                                                                        ----------------       ----------------
     Total current assets                                                        500,119                415,422

Property and equipment, net                                                       41,117                 72,004

Cost in excess of fair value of tangible net assets
   purchased, less accumulated amortization                                       84,589                 54,786

Other                                                                             12,673                  3,277
                                                                        ----------------       ----------------

                                                                                $638,498               $545,489
                                                                        ================       ================


                                    Liabilities and Shareholders' Equity
                                    ------------------------------------
Current liabilities:
   Accounts payable                                                             $181,861               $160,524
   Accrued liabilities                                                            88,675                 89,218
   Current portion of long-term debt                                                                      1,500
                                                                        ----------------       ----------------
     Total current liabilities                                                   270,536                251,242

Long-term debt                                                                   150,410                 81,929
Deferred income taxes                                                                                     1,378
Other                                                                                                       659

Shareholders' equity:
   Preferred stock                                                                15,000                 15,000
   Common stock                                                                      483                    474
   Additional paid-in capital                                                     67,526                 66,329
   Retained earnings                                                             134,543                128,478
                                                                        ----------------       ----------------
     Total shareholders' equity                                                  217,552                210,281
                                                                        ----------------       ----------------

                                                                                $638,498               $545,489
                                                                        ================       ================

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (unaudited)

                                                               Three months ended                      Nine months ended
                                                                  September 30                           September 30,
                                                            1999                 1998               1999                  1998
                                                      --------------       --------------     ---------------       ---------------
Revenue
   Product                                                  $806,191             $531,640          $1,955,526            $1,438,913
   Service                                                    83,151               67,756             225,914               188,165
   Other                                                                            3,934               3,817                11,561
                                                      --------------       --------------     ---------------       ---------------
      Total revenue                                          889,342              603,330           2,185,257             1,638,639
                                                      --------------       --------------     ---------------       ---------------

Cost of revenue
   Product                                                   740,576              482,054           1,799,826             1,294,919
   Service                                                    54,102               45,716             148,306               127,846
   Other                                                                            2,076               2,098                 6,071
                                                      --------------       --------------     ---------------       ---------------
      Total cost of revenue                                  794,678              529,846           1,950,230             1,428,836
                                                      --------------       --------------     ---------------       ---------------

      Gross margin                                            94,664               73,484             235,027               209,803

Operating expenses
   Selling                                                    33,068               29,999              85,346                79,447
   Service                                                    13,057               14,131              35,664                41,835
   General and administrative                                 24,936               17,726              69,100                48,304
   Depreciation and amortization                               5,848                4,535              16,237                11,561
                                                      --------------       --------------     ---------------       ---------------
      Total operating expenses                                76,909               66,391             206,347               181,147
                                                      --------------       --------------     ---------------       ---------------

Earnings from operations                                      17,755                7,093              28,680                28,656

Financing expenses                                             6,909                5,322              17,446                13,337
                                                      --------------       --------------     ---------------       ---------------
Earnings before income taxes                                  10,846                1,771              11,234                15,319

Income taxes                                                   4,338                  708               4,494                 6,128
                                                      --------------       --------------     ---------------       ---------------

Net earnings                                                $  6,508             $  1,063          $    6,740            $    9,191
                                                      ==============       ==============     ===============       ===============

Earnings per common share
   Basic                                                        $.13                 $.02                $.13                  $.18
   Diluted                                                      $.13                 $.02                $.13                  $.18

Average common shares outstanding
   Basic                                                      47,660               46,256              47,647                46,180
   Diluted                                                    50,634               46,991              48,311                47,274

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                 Nine months ended September 30, 1999 and 1998
                                 (In thousands)
                                  (unaudited)

s
                                                                                         1999                     1998
                                                                                  ----------------         ----------------
Cash flows from operating activities:
   Net earnings                                                                          $   6,740                 $  9,191
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                                                        16,237                   11,561
       Deferred income taxes                                                                 2,285                     (582)

       Changes in assets and liabilities:
         Receivables                                                                       (74,807)                   2,579
         Inventories                                                                        76,317                   62,704
         Other current assets                                                               (4,357)                   1,048
         Accounts payable                                                                   21,337                   (6,625)
         Accrued liabilities and other                                                      (6,559)                 (13,793)
                                                                                  ----------------         ----------------
           Net cash provided by operating activities                                        37,193                   66,083
                                                                                  ----------------         ----------------
Cash flows from investing activities:
   Capital expenditures, net                                                                (5,644)                 (12,174)
   Contributions to investee                                                                  (576)
   Proceeds from sale of building                                                           39,791
   Business acquisitions, net of cash acquired                                            (138,296)                 (49,288)
                                                                                  ----------------         ----------------
           Net cash (used in) investing activities                                        (104,725)                 (61,462)
                                                                                  ----------------         ----------------

Cash flows from financing activities:
   Net bank credit facility and other borrowings                                            94,310                   (4,525)
   Repayment of debt                                                                       (27,329)
   Issuance of common stock                                                                  1,206                      576
   Preferred stock dividend                                                                   (675)                    (675)
                                                                                  ----------------         ----------------
           Net cash provided by (used in) financing activities                              67,512                   (4,624)
                                                                                  ----------------         ----------------

Net decrease in cash                                                                           (20)                      (3)
Cash at beginning of period                                                                  4,526                    4,456
                                                                                  ----------------         ----------------
Cash at end of period                                                                    $   4,506                 $  4,453
                                                                                  ================         ================

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999

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

(3)  Earnings per share
     ------------------

       In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per common share have been computed based on net earnings after preferred stock dividend requirements and the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes conversion of dilutive convertible securities into common stock at the later of the beginning of the period or date of issuance and includes the add-back of related interest expense and/or dividends, as required. Earnings per common share have been computed as follows (in thousands, except per share amounts):

                                                  Three months ended September 30, 1999       Nine months ended September 30, 1999
                                                ------------------------------------------  ----------------------------------------
                                                    Income           Shares                    Income           Shares
                                                 (Numerator)      (Denominator)     EPS      (Numerator)      (Denominator)    EPS
                                                -------------    ---------------    ------  --------------   ---------------  ------
Net earnings                                          $6,508                                     $6,740
Less:  Preferred stock dividends                        (225)                                      (675)

Basic EPS
---------
Income available to common shareholders                6,283           47,660      $.13             6,065           47,647      $.13

Effect of dilutive securities
-----------------------------
Stock options                                                             734
Convertible preferred stock                              225            2,216                                          646
Employee Stock Purchase Plan                                               24                                           18
                                                ------------    -------------              --------------   --------------

Diluted EPS
-----------
Income available + assumed conversions                 6,508           50,634      $.13             6,065           48,311      $.13
                                              ==============    =============     =====    ==============   ==============   =======

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999

                                                  Three months ended September 30, 1998       Nine months ended September 30, 1998
                                                  --------------------------------------     --------------------------------------
                                                     Income         Shares                       Income        Shares
                                                   (Numerator)   (Denominator)     EPS        (Numerator)   (Denominator)     EPS
                                                  ------------  --------------   -------     ------------  --------------  --------
Net earnings                                            $1,063                                     $9,191
Less:  Preferred stock dividends                          (225)                                      (675)

Basic EPS
---------
Income available to common shareholders                    838          46,256   $   .02            8,516          46,180   $   .18

Effect of dilutive securities
-----------------------------
Stock options                                                              735                                      1,094
                                                  ------------  --------------               ------------  --------------


Diluted EPS
-----------
Income available + assumed conversions                     838          46,991   $   .02            8,516          47,274   $   .18
                                                  ============  ==============   =======     ============  ==============   =======

     The Company has excluded options to purchase 2,215,657 shares from its calculations of diluted earnings per share for the nine months ended September 30, 1999, and has excluded options to purchase 2,250,811 and 1,782,335 shares from its calculations of diluted earnings per share for the three and nine months ended September 30, 1998, respectively, as they are considered anti-dilutive.


(4)  Business Combinations
     ---------------------

     During 1998, the Company consummated three business combinations (collectively, "the 1998 acquisitions"). The total consideration given for the 1998 acquisitions was approximately $49 million in cash. In addition, the Company assumed liabilities of approximately $95 million, in aggregate. The 1998 acquisitions were accounted for as purchases and accordingly the consolidated financial statements reflect the operations of the acquired entities since the respective acquisition dates.

     On May 10, 1999, the Company consummated the acquisition of the TASD division of ENTEX Information Services, Inc ("the TASD acquisition"). The total consideration given for the TASD acquisition was approximately $137 million in cash. The TASD acquisition was accounted for as a purchase and accordingly the condensed consolidated financial statements reflect the operations of the acquired entity since the acquisition date. The Company has not completed the allocation of the purchase price for the TASD acquistion. Therefore, the allocation of the purchase price recorded could be adjusted once this process is completed.

     The following unaudited proforma financial information presents the combined results of operations for the three and nine months ended September 30, 1998 as if the 1998 acquisitions and the TASD acquisition had occurred as of the beginning of 1998, after giving effect to certain adjustments, including amortization of goodwill, increased financing expense on debt related to the acquisitions, and related income tax effects. The proforma results do not necessarily represent results which would have occurred if the 1998 acquisition and the TASD acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 1999

                     (in thousands, except per share data)

                                     Three Months Ended   Nine Months Ended
                                     September 30, 1998   September 30, 1998
                                    -------------------   ------------------

       Revenue                               $1,044,621           $3,239,171

       Net loss                              $   (6,587)          $   (6,861)

       Diluted loss per share                $     (.15)          $     (.10)

     The following unaudited proforma financial information presents the Company's combined results of operations for the three months ended September 30, 1999 as if the TASD acquisition had occurred as of the beginning of 1999, after giving effect to certain adjustments, including amortization of goodwill, increased financing expense on debt related to the TASD acquisition, and related income tax effects. The proforma results do not necessarily represent results which would have occurred if the TASD acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                     (in thousands, except per share data)


                                                          Nine Months Ended
                                                          September 30, 1999
                                                         -------------------

       Revenue                                                   $2,804,997

       Net earnings/(loss)                                       $     (304)

       Diluted earnings/(loss) per share                         $     (.02)

(5)  Client Link/ E-Certify Merger
     -----------------------------

     On April 13, 1999, the Company completed the merger ("the E-Certify merger") of its majority-owned subsidiary, ClientLink, Inc. ("ClientLink") with E-Certify Corporation ("E-Certify"). The combined operations of ClientLink and E-Certify will be conducted under the name E-Certify, Inc. The Company has recorded its investment in E-Certify at the net carrying amount of its investment in ClientLink and will account for the ongoing operation using the equity method and as such has condensed its net investment into a single investment account, which is included in Other Non-current Assets as of September 30, 1999.

(6)  Restructuring Accrual
     ---------------------

     During the fourth quarter of 1998, the Company recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance and benefits related to a reduction in workforce. The following table provides a summary of the restructuring charge by category as well as a rollforward of the restructuring accrual through September 30, 1999:

                                                                                            Cash
                                                             Restructuring   Accrual at    Outlays    Accrual at
                                                                Charge        12/31/98     & Other     9/30/99
                                                          -------------------------------------------------------
Lease termination costs                                             $ 7,259      $ 6,415     $4,589        $1,826
Employee severance and related benefits                               3,804        2,986      2,297           689
Disposal of assets, net of estimated proceeds                         3,044        2,907      1,311         1,596
Other                                                                 2,330        1,780      1,780
                                                          -------------------------------------------------------
Total                                                               $16,437      $14,088     $9,977        $4,111
                                                          =======================================================

     The Company expects the restructuring activities to be substantially completed by the end of 1999 and believes the restructuring accrual is reasonable.

(7)  Segment Information
     -------------------

     The Company defines its operations as three distinct segments - sales of computer products ("product"); services, which includes configuration, network integration, and technology support ("service") and ClientLink. During the quarter ended June 30, 1999, ClientLink merged with E-Certify and is accounted for on the equity basis after the merger. Therefore, as of September 30, 1999, the Company defines its operations as two distinct segments, product and service.

     The Company measures segment earnings as operating earnings, defined as income before restructuring charges, financing expenses and income taxes. All significant intersegment activity has been eliminated. Business assets are the owned or allocated assets used by each business. The "Other" column includes all assets not specifically allocated to a segment.

     For the Quarter ended September 30, 1999

     Operating Results          Product      Service      Other      Total
     -----------------------  -----------   ---------   ---------   --------
     (in thousands)

       Net revenues            $806,191      $83,151    $      -    $889,342

       Gross margin              65,615       29,049           -      94,664

       Operating earnings         6,508       11,247           -      17,755

       Total assets            $443,487      $46,728    $148,283    $638,498


For the Quarter ended September 30, 1998
                                                                      ClientLink,
Operating Results                 Product           Service               Inc.                    Other               Total
---------------------------   --------------   ---------------   --------------------   --------------------   --------------
(in thousands)

         Net revenues               $531,640           $67,756               $  3,934               $      -         $603,330

         Gross margin                 49,586            22,040                  1,858                      -           73,484

         Operating earnings            2,075             3,974                  1,044                      -            7,093

         Total assets               $353,347           $32,050               $  3,798               $153,620         $542,815



For the Nine Months ended September 30, 1999
                                                                       ClientLink,
Operating Results                  Product           Service               Inc.                      Other               Total
---------------------------   --------------    ---------------   ------------------------   --------------------   --------------
(in thousands)

         Net revenues             $1,955,526           $225,914                    $ 3,817               $      -       $2,185,257

         Gross margin                155,700             77,608                      1,719                      -          235,027

         Operating earnings             (396)            28,603                        473                      -           28,680

         Total assets             $  443,487           $ 46,728                    $     -               $148,283       $  638,498



For the Nine Months ended September 30, 1998
                                                                       ClientLink,
Operating Results                 Product            Service               Inc.                      Other               Total
---------------------------   --------------    ---------------   ------------------------   --------------------   --------------
(in thousands)
         Net revenues             $1,438,913           $188,165                    $11,561               $      -       $1,638,639

         Gross margin                143,994             60,319                      5,490                      -          209,803

         Operating earnings           17,489              8,074                      3,093                      -           28,656

         Total assets             $  353,347           $ 32,050                    $ 3,798               $153,620       $  542,815

(8)  Financing Arrangements

     During the second quarter of 1999, the Company finalized the following new credit agreements: a) a $175 million receivables securitization ("the Securitization") and b) a $225 million working capital facility ("the Revolver"). These new credit facilities replaced the Company's previous securitization and working capital facility. The new Securitization, which has a term of 3 years and pricing based on a designated short term interest rate plus an agreed-upon spread, allows the Company to sell an interest in its accounts receivable on a revolving basis and is accounted for as a sale of accounts receivable in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of financial Assets and Extinguishments of Liabilities". As planned, the Company increased the Securitization to $250 million in September 1999. As of September 30, 1999 the Company has fully utilized the Securitization. The new Revolver, which matures in May 2002, bears interest at LIBOR plus an agreed-upon spread and is secured by a lien on the Company's assets. Availability under the Revolver is subject to a borrowing base calculation and compliance with certain financial covenants. As negotiated in the second quarter of 1999, the Revolver was reduced by $25 million in September 1999 and is scheduled to be reduced by an additional $25 million in May 2000. As of September 30, 1999 the Company had sufficient collateral to enable it to fully utilize the Revolver and had $150 million outstanding under the Revolver. Both the Securitization and the Revolver require the Company to maintain compliance with selected financial covenants and ratios.

(9)  Reclassification
     ----------------

     Certain amounts in the 1998 condensed consolidated financial statements have been reclassified to conform with the 1999 presentation.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                              September 30, 1999

Results of Operations
---------------------

The following table shows the Company's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expense, income taxes and net earnings are shown as a percentage of total net revenue for the three and nine months ended September 30, 1999 and 1998.


                                                      Three months ended                         Nine months ended
                                                         September 30,                              September 30,
                                                   1999                 1998                  1999                 1998
                                               --------------      ---------------      ----------------      ---------------
Revenue:
   Product                                        $806,191             $531,640            $1,955,526           $1,438,913
   Service                                          83,151               67,756               225,914              188,165
   Other                                                                  3,934                 3,817               11,561
                                            --------------      ---------------      ----------------      ---------------
     Total revenue                                 889,342              603,330             2,185,257            1,638,639
                                            --------------      ---------------      ----------------      ---------------
Gross margin:
   Product                                          65,615               49,586               155,700              143,994
   Service                                          29,049               22,040                77,608               60,319
   Other                                                                  1,858                 1,719                5,490
                                            --------------      ---------------      ----------------      ---------------
     Total gross margin                             94,664               73,484               235,027              209,803
                                            --------------      ---------------      ----------------      ---------------

Gross margin percentage:
   Product                                             8.1%                 9.3%                  8.0%                10.0%
   Service                                            34.9%                32.5%                 34.4%                32.1%
   Other                                                                   47.2%                 45.0%                47.5%
                                            --------------      ---------------      ----------------      ---------------
     Total gross margin percentage                    10.6%                12.2%                 10.8%                12.8%

Operating expenses:
   Selling                                             3.7%                 5.0%                  3.9%                 4.8%
   Service                                             1.5%                 2.3%                  1.6%                 2.6%
   General and administrative                          2.8%                 2.9%                  3.2%                 2.9%
   Depreciation and amortization                       0.6%                 0.8%                  0.8%                 0.7%
                                            --------------      ---------------      ----------------      ---------------
     Total operating expenses                          8.6%                11.0%                  9.5%                11.0%
                                            --------------      ---------------      ----------------      ---------------

Earnings from operations                               2.0%                 1.2%                  1.3%                 1.8%

Financing expenses                                     0.8%                 0.9%                  0.8%                 0.8%

                                            --------------      ---------------      ----------------      ---------------
Earnings before income taxes                           1.2%                 0.3%                  0.5%                 1.0%

Income taxes                                           0.5%                 0.1%                  0.2%                 0.4%
                                            --------------      ---------------      ----------------      ---------------

Net earnings                                           0.7%                 0.2%                  0.3%                 0.6%
                                            ==============      ===============      ================      ===============

                                                                     (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1999 TO THE QUARTER ENDED SEPTEMBER 30, 1998

  Product revenue, which is primarily derived from the sale of distributed desktop computer products to corporate customers, increased approximately 51.6% to $806.2 million in the third quarter of 1999 from $531.6 million in the third quarter of 1998. The increase in product revenue is the result of the May 1999 TASD acquisition. Product gross margin as a percentage of product revenue for the third quarter of 1999 was 8.1% compared to 9.3% for the third quarter of 1998. The Company attributes this decline primarily to heightened competition from direct marketers and other corporate resellers and a reduction in manufacturer sponsored incentives. The Company expects to continue to experience lower product gross margin percentages when compared to the comparable prior year period.

  Service revenue increased 22.7% to $83.2 million for the third quarter of 1999 from $67.8 on during the third quarter of 1998. Service revenue is primarily derived from LAN/WAN projects, consulting, asset tracking, network management, help desk, field engineering, procurement, configuration, distribution, and software management. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increase in service revenue is primarily due to increases in both configuration and field engineering, both of which benefited from an increase in product unit sales volume. Service gross margin as a percentage of service net revenue for the three months ended September 30, 1999 was 34.9% compared to 32.5% for the same period in 1998. The increase was primarily due to improved performance in the Company's field engineering business. In the short term, the Company expects to continue to experience improved service gross margin percentages when compared to the comparable prior year period.

  Selling expense increased approximately $3 million for the three months ended September 30, 1999 as compared to the same prior year period. This increase is primarily due to the TASD acquisition, which resulted in an increase in sales and sales support personnel partially offset by the Company's 1998 restructuring. Although the TASD acquisition resulted in an increase in the dollar amount of selling expense, selling expense as a percentage of revenue declined to 3.7% for the three months ended September 30, 1999 from 5.0% for the same period a year ago. The Company attributes this decline to increased leverage of its infrastructure resulting from the TASD acquisition and its own cost reduction efforts.

  Service expense decreased approximately $1.1 million to $13 million for the quarter ended September 30, 1999 from $14.1 million for the same prior year period. As a result of the E-Certify merger, ClientLink is no longer a consolidated subsidiary and consequently service expenses do not reflect ClientLink's expenses subsequent to the E-Certify merger. The Company's equity interest in E-Certify's loss is recorded in general and administrative expense. The Company's interest in the loss was less than $0.2 million.

  General and administrative expense increased to approximately $24.9 million for the quarter ended September 30, 1999 from $17.7 million for the same period in the prior year. This increase was primarily due to increases in distribution and administrative personnel to support the Company's revenue growth and expenses related to the TASD acquisition and expenditures to continue expansion of the Company's electronic commerce capabilities. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

                                                                     (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

  Depreciation and amortization expense increased for the three months ended September 30, 1999 in absolute dollars but decreased as a percentage of net revenue when compared to the same period in 1998. Goodwill amortization increased primarily due to the TASD acquisition. In addition, depreciation expenses increased due to certain property and equipment acquired in the TASD acquisition.

  Financing expense decreased as a percentage of net revenue, but increased in absolute dollars for the three months ended September 30, 1999, as compared to the same period in 1998. This absolute dollar increase is primarily a result of increased borrowings associated with the TASD acquisition.

  As a result of the factors discussed above, net earnings increased for the quarter ended September 30, 1999 to $6.5 million compared to $1.1 million for the same period in 1998.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

  Product revenue increased approximately 36% to $2.0 billion for the nine months ended September 30, 1999 from approximately $1.4 billion in the same period of 1998. The increase in product revenue is primarily a result of the TASD acquisition. Product gross margin as a percentage of product revenue for the nine months ended September 30, 1999 was 8.0% compared to 10.0% for the same period in 1998. The Company attributes this decline primarily to heightened competition from direct marketers and other corporate resellers and a reduction in manufacturer sponsored incentives.

  Service revenue increased approximately 20% to $226 million for the nine months ended September 30, 1999 from $188 million during the same period of 1998. The increase in service revenue is primarily due to increases in consulting and both configuration and field engineering, which are typically driven in part by product unit sales volume. Service gross margin as a percentage of service net revenue was 34.4% for the nine months ended September 30, 1999 compared to 32.1% for the same period in 1998. The increase was primarily caused by improved performance in the Company's field engineering business.

  Selling expense increased approximately $5.9 million for the nine months ended September 30, 1999 as compared to the same prior year period. This increase is primarily a result of the TASD acquisition, which resulted in an increase in sales and sales support personnel. In addition, the Company incurred certain professional services fees related to the integration of the TASD business into its operations. These incremental costs were offset partially by the Company's cost reduction efforts related to the 1998 restructuring. Although the TASD acquisition resulted in an increase in the dollar amount of selling expense, selling expense as a percentage of revenue declined to approximately 3.9% of revenue for the nine months ended September 30, 1999 from approximately 4.8% for
the same prior year period.   The Company attributes this decline to increased
leverage of its infrastructure resulting from the TASD acquisition and its own cost reduction efforts.

  Service expense decreased in both dollar terms and as a percentage of revenue for the nine months ended September 30, 1999 when compared to the comparable
prior year period.   The decrease was primarily a result of the Company's cost
reduction efforts. In addition, as a result of the E-Certify merger, ClientLink is no longer a consolidated subsidiary, and consequently service expenses do not reflect ClientLink's expenses subsequent to the E-Certify merger. The Company's equity interest in E-Certify's loss is recorded in general and administrative expense. The Company's interest in the loss was less than $0.2 million.



                                                                  (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

  General and administrative expense increased to $69.1 million for the nine months ended September 30, 1999 from $48.3 million for the same period in the prior year. This increase is primarily due to expenditures to continue expansion of the Company's electronic commerce capabilities as well as increases in distribution and administrative personnel to support the Company's revenue growth and expenses resulting from the TASD acquisition. General and administrative expense, as a percentage of net revenue, increased for the nine months ended September 30, 1999 to 3.2% compared to 2.9% for the comparable period of the prior year. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

  Depreciation and amortization expense remained relatively flat as a percentage of revenue but increased for the nine months ended September 30, 1999 in absolute dollars when compared to the same period in 1998. The increase primarily relates to amortization of goodwill on two business combinations that were completed during the second quarter of 1998, and the TASD acquisition completed during the second quarter of 1999, as well as depreciation expense for certain property and equipment acquired in the TASD acquisition.

  Financing expense remained flat as a percentage of revenue but increased in absolute dollars for the nine months ended September 30, 1999, as compared to the same period in 1998. During the quarter ended June 30, 1999 the Company incurred approximately $1 million in charges related to the extension of its previous credit facilities until the new credit facilities were finalized. These charges, along with higher borrowing levels due to the TASD acquisition, were the primary reasons for the increase in financing expenses.

  As a result of the factors discussed above, net earnings decreased for the nine months ended September 30, 1999 to $6.7 million compared to $9.2 million for the same period in 1998.

Liquidity and Capital Resources
-------------------------------

  Working capital at September 30, 1999 was $230 million compared to $164 million at December 31, 1998. The increase is primarily due to an increase in accounts receivable resulting from higher revenues in the three months ended September 30, 1999 than in the three months ended December 31, 1998 and an increase in inventory partially offset by an increase in accounts payable resulting from the TASD acquisition. The Company's accounts payable balance fluctuates relative to the timing of the receipts of product and the mix of vendors.

  The Company's working capital requirements are generally funded through financing arrangements and internally generated funds. During the second quarter of 1999, the Company finalized negotiations on its new credit facilities. The new credit facilities consisted of a $175 million receivables securitization facility ("the Securitization") and a $225 million working capital facility ("the Revolver") (collectively, "the Credit Facilities"). As planned, the Company increased the Securitization to $250 million in September 1999. As of September 30, 1999 the Company has fully utilized the Securitization with pricing based on a designated short term interest rate plus an agreed-upon spread. As negotiated in the second quarter of 1999, the Revolver was reduced by $25 million in September 1999 and is scheduled to be reduced by an additional $25 million in May 2000. The Revolver bears interest at LIBOR plus an agreed upon spread and is secured by a lien on the Company's assets. Availability under the Revolver is subject to a borrowing base calculation and compliance with certain financial covenants. As of September 30, 1999 the Company had sufficient collateral to enable it to fully utilize the Revolver and had $150 million outstanding under the Revolver. The Company does not expect its effective interest rate under the Credit Facilities to be materially different from the levels experienced in 1998.
                                                                     (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES


          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


  The Company's liquidity continues to be negatively impacted by vendor rebate programs, which generally exist to enable the Company to sell its products at a price that is competitive with direct marketers. Under these programs, the Company is required to pay a higher initial price for product and claim a rebate to reduce the price. As a result of the administrative requirements of the vendors, the collection of these rebates can take several months. Due to these programs, the Company's initial purchase price for the product is often higher than the sales price the Company obtains from its customers. As of September 30, 1999 these programs are a material factor in the Company's financing needs. As of September 30, 1999, the Company was owed approximately $77 million under these vendor rebate programs.

  The Company's business is not capital asset intensive, and capital expenditures in any year normally are not significant in relation to the overall financial position of the Company. Excluding acquisitions, capital expenditures were approximately $5.6 million for the nine months ended September 30, 1999 as compared to $12.2 million for the same period in 1998. The majority of the 1999 and 1998 capital expenditures were related to the upgrading of Company hardware and software. The Company does not expect capital expenditures in the fourth quarter of 1999 to be materially different from capital expenditures made during the first three quarters of 1999.

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

  The Company's Core IS includes purchasing, order management, warehouse management, distribution, service dispatch, service parts, engineer billing, human resources and financial information systems. Distributed Desktop systems include all desktop computers and related components used by the Company's associates, wherever they are located. Initial assessment of these systems has included the identification of each hardware, software, tool, and package comprising these systems to determine whether or not they support Year 2000 date codes. Testing, remediation, and validation of the Company's Core IS and Distributed Desktop systems was substantially completed in the third quarter of 1999. Remediation includes the enhancement, upgrading, migration, or replacement of non-compliant hardware, software, tools and/or systems. Validation entails testing of all systems including a "quality control" environment in which the date is artificially set forward to the Year 2000 to simulate the turn of the century and beyond. The Company has also purchased a Year 2000 compliance software package that will generate audit reports on a regular basis to report any noncompliant Distributed Desktop systems. The Company began using this software package in January 1999 and will produce and review the reports on a regular basis through 2000.

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

  As part of its Year 2000 assessment, the Company must also consider the compliance of third parties with which the Company has a material relationship, namely its vendors, suppliers, and customers. The Company relies on vendors and suppliers for hardware, software, and tools used within its own business environment. The Company developed a Year 2000 questionnaire which was sent to its vendors and suppliers in order to ascertain whether vendors and suppliers warrant their hardware, software, and tools to be Year 2000 compliant and whether vendors and suppliers have adequately addressed the Year 2000 issue. The Company has documented compliance via the questionnaire of the hardware, software, and tools currently in use. By the end of June 1999, the Company upgraded or replaced any noncompliant vendors and suppliers of hardware, software and tools then in use by the Company.

  Noncompliance could result in a system failure, business delays, and/or disruptions in operations. The Company is in the process of finalizing a continuity plan in case a Year 2000 problem occurs. As a reseller of computer products, the Company only passes through to its customers the applicable vendor's warranties; it generally makes no warranties regarding Year 2000 compliance on any of the products it resells. However, if one of the Company's major vendors or suppliers is found to be Year 2000 noncompliant which is not corrected on a timely basis, it could have a material adverse effect on the Company's results of operations. Due to that fact, the Company is continuing the process of obtaining assurances from its vendors and suppliers regarding their readiness for Year 2000.

  The Company's plan also includes the availability of a test team that will test the Company's information systems on an on-going basis to further validate that additions or modifications to any of the Company's systems do not create Year 2000 compliance issues. The Company's expectations with respect to the Year 2000 issues noted above are based on the premise there will be no material general failure of external systems (including power, communications, transportation or financial systems) necessary for the ordinary conduct of business. At the present time, the company is developing a continuity plan to operate in the event its computer systems or those of its vendors, suppliers, or customers are not Year 2000 compliant. The Company expects to have this continuity plan completed by mid-December 1999.

  The Company currently anticipates it will spend approximately $1,400,000 on Year 2000 compliance, of which approximately $1,154,000 has been spent through September 1999. The majority of the remaining expense is expected to be for full-time associates dedicated to the Year 2000 compliance effort. All previous as well as future expenditures on Year 2000 compliance have or will come from operating cash flow or the Company's Credit Facilities.



                                                                     (Continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

  This document contains certain forward-looking statements regarding revenues, margin, earnings, growth rates and certain business trends that involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein, specifically, the ability to grow product and service revenue may not continue; the restructuring cost reductions may not be adequate to offset costs needed for other operations; additional product cost reductions may continue to reduce revenues, margins, and earnings; the improvement in service and product gross margins may not continue; the ability to decrease costs through the TASD acquisition or the Company's ability to maintain customers acquired in the TASD acquisition may not be as great as anticipated; and the Company may not be able to find additional ways to leverage costs and reduce costs further. Other factors that could cause actual results to differ materially are: the Company's ability to effectively manage inventory levels in response to changes in its major suppliers' price protection and return programs, competitive pricing and supply, short-term interest rate fluctuations, general economic conditions, employee turnover and possible future litigation, the impact of Y2K and the related uncertainties may have on future revenue and earnings as well as the risks and uncertainties set forth from time to time in the Company's other public reports and filings and public statements.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk
-------  ---------------------------------------------------------


  The Company is exposed to interest rate risk primarily through its Credit Facilities. The Company utilizes these Credit Facilities for its working capital and other borrowing needs. As of September 30, 1999 the Company had $250 million outstanding under the Securitization and $150 million outstanding under the Revolver. If the Company's effective interest rate were to increase by 75 basis points (.75%), the Company's annual financing expense would increase by approximately $2.1 million based on the average outstandings under the Securitization and Revolver during the nine months ended September 30, 1999.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits
         --------

         Exhibit
            No.     Description
            ---     -----------

             27     Financial Data Schedule


(b)      Reports on Form 8-K
         -------------------

         1. On July 26, 1999 the Company filed a Current Report on Form 8-K/A to amend the Current Report on Form 8-K filed by the Company on May 25, 1999, to announce its acquisition of certain assets of the Technology Acquisition Services Division of ENTEX Information Services, Inc. The amendment was filed to include financial statements that were not available at the time of filing of the initial report.

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



                                         COMPUCOM SYSTEMS, INC.
                                         ----------------------------------
                                         (Registrant)




DATE:  November 15, 1999                 /s/ Harry Wallaesa
                                         ----------------------------------
                                         Harry Wallaesa,
                                         Chief Executive Officer



DATE:  November 15, 1999                 /s/ M. Lazane Smith
                                         ----------------------------------
                                         M. Lazane Smith,
                                         Senior Vice President, Finance and
                                         Chief Financial Officer