Form 10-K
period 1999-12-31
COMPUCOM SYSTEMS INC
filed 2000-02-28
CIK 736291

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended DECEMBER 31, 1999       Commission File Number 0-14371

                              COMPUCOM SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                             38-2363156
----------------------------------                     -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

 7171 FOREST LANE, DALLAS, TX                                    75230
----------------------------------                     -------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:        (972) 856-3600
                                                       -------------------------
Securities registered pursuant to Section 12(b)
of the Act:                                                      NONE
                                                       -------------------------

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

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates (based on the closing price on the Nasdaq National Market) on February 23, 2000 was approximately $88.5 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by February 23, 2000 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

The number of shares of the Registrant's Common Stock outstanding as of February 23, 2000 was 48,412,446 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relative to the May 18, 2000 annual meeting of stockholders of registrant, to be filed within 120 days after the end of the year covered by this report on Form 10-K, are incorporated by reference into Items 10, 11, 12 and 13 (Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

                                     PART I

ITEM 1    BUSINESS

(A) GENERAL DEVELOPMENT OF THE BUSINESS

INTRODUCTION

         Founded in 1987, CompuCom Systems, Inc., together with its subsidiaries ("CompuCom" or "the Company"), is a leading provider of technology management services and information technology products to large and medium-sized businesses throughout the United States. CompuCom helps Fortune 1000 companies manage information technology to achieve their business goals by providing a wide range of services in provisioning, support and technology management. Technology management services and products are sold through a direct sales force to over 5,200 business customers nationwide.

         To meet its customers' needs, CompuCom offers a variety of technology management services including LAN/WAN project services, consulting, asset tracking, network management, help desk, field engineering, configuration, software management, distribution, and procurement utilizing network applications such as Novell Netware, Windows NT, Windows 95 and Windows 98. In addition, CompuCom is an authorized dealer of major personal computer products, networking and related products, computer-related peripheral equipment and software for a number of manufacturers, including Compaq Computer Corporation ("Compaq"), International Business Machines Corporation ("IBM"), Hewlett-Packard Company ("HP"), Toshiba America Information Systems ("Toshiba"), Intel Corporation ("Intel"), and Microsoft Corporation ("Microsoft").

         The Company has been profitable on a full year basis since its inception and has achieved net revenue growth of 19% compounded over the past five years. However, during 1998, the Company experienced a significant decline in its level of profitability, recording its first quarterly net loss in the fourth quarter 1998 as a result of a $16.4 million (pretax) restructuring charge. During the first quarter of 1999, the Company recorded its first net loss from operations, but returned to profitability during the second quarter of 1999. CompuCom believes the key to improving its net earnings performance is the expansion of its higher margin services business, as well as focusing on lowering its cost structure through expense control and participation in programs designed to increase inventory turns. The Company's target customers are becoming increasingly dependent on information technology to compete effectively in today's markets. As a result, the decision-making process organizations face when planning, selecting and implementing technology solutions is becoming more complex and requires many of these organizations to outsource the management and support of their technology needs. In addition, many of the Company's clients are enhancing their technology infrastructure to implement and enhance their ability to communicate and transact business over the Internet.

         CompuCom operates primarily in three business segments - 1) sales of computer products, 2) services - which include technology support services, network integration and configuration, and 3) customized application programming primarily through its majority-owned subsidiary ClientLink, Inc. In April 1999, the Company completed the merger of ClientLink with E-Certify Corporation (the "E-Certify merger"). The combined operations of ClientLink and E-Certify will be conducted under the name E-Certify, Inc. The Company accounts for the ongoing operation of E-Certify using the equity method. Separate business segment information is presented for each of these segments.

RECENT DEVELOPMENTS

         To implement its strategy to focus on the growth of the services business, the Company hired J. Edward Coleman in December of 1999 as its chief executive officer. Prior to joining CompuCom, Mr. Coleman was employed by Computer Sciences Corporation as its Business Development Executive and Director of Marketing from 1995 until joining the Company in 1999.

         In May 1999, the Company purchased the Technology Acquisition Services Division ("TASD acquisition") from ENTEX Information Services, Inc. ("ENTEX") for approximately $137 million. As part of the acquisition, the Company hired certain of ENTEX's national sales force located throughout major US markets, and acquired its corporate account center personnel in Mason, Ohio.

         During 1999, the Company continued its restructuring plan, implemented in the fourth quarter of 1998, by closing 65 facilities and reducing the Company's work force by 10%. Under this new business strategy, the Company moved to a virtual office model, where its sales and service personnel are equipped with remote communications tools, including internet access, pagers, and cellular telephones, which enable them to remotely access and communicate with the Company's systems.

         On April 13, 1999, the Company completed the merger of its majority-owned subsidiary, ClientLink, Inc. ("ClientLink") with E-Certify Corporation ("E-Certify"). The combined operations of ClientLink and E-Certify will be conducted under the name E-Certify, Inc.

FORWARD LOOKING STATEMENTS

         This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding revenues, margins, operating expenses, earnings, growth rates and certain business trends that are subject to risks and uncertainties that could cause actual results to differ materially from the results described herein. Specifically, the ability to grow product and service revenue may not continue; the improvement in service margins may not continue; the ability to continue to decrease costs may not continue; the Company may not be able to find additional ways to leverage costs and reduce costs further; the expansion of the services business may not continue or be as great as anticipated. Other factors that could cause actual results to differ materially are: competitive pricing and supply, the impact of the manufacturer's shift to direct fulfillment programs may be more significant than anticipated, short-term interest rate fluctuations, general economic conditions, employee turnover and possible future litigation, the impact of Y2K and the related uncertainties may have on future revenue and earnings as well as the risks and uncertainties set forth from time to time in the Company's other public reports and filings and public statements. Recipients of this document are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements. See "General Description of Business", "Competition", "Principal Suppliers" and "Dependence Upon Major Vendors and Other Suppliers" in this Item and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report for a discussion of important factors that could affect the validity of any such forward-looking statement.

ITEM 1(b) Financial Information about Operating Segments

         Revenues from external customers, gross margin, operating earnings and total assets for each segment of the Company's business for the three-year period ended December 31, 1999 is contained in Footnote 6 to the Consolidated Financial Statements titled "Segment Information" on page F-11 of this Form 10-K and is incorporated herein by reference.


ITEM 1(c) Narrative Description of Business

GENERAL DESCRIPTION OF BUSINESS

         CompuCom is a leading single-source provider of technology management services and products designed to enhance the productivity of information technology products primarily for Fortune 1000 clients. CompuCom markets its product procurement, configuration, field engineering, network management, remote help desk and technology management services primarily through its direct sales force and service personnel. The Company focuses on meeting the business objectives of large and medium corporate businesses, which accounted for the majority of the Company's net revenue in 1999. However, no one customer accounted for greater than 10% of such revenues in the sale of distributed desktop computer products or services segments. Order backlog is not considered to be a meaningful indicator of future business prospects due to the short order fulfillment cycle.

         CompuCom is authorized by various vendors to sell computer products through its virtual, direct sales force located in or near major metropolitan areas throughout the United States. Each geographic area typically includes direct sales representatives, support personnel, system engineers and technicians who are authorized to repair and maintain Compaq, IBM, HP and certain other manufacturers' products as well as provide other technology services the customer may require. As of December 31, 1999, the Company employed approximately 220 full-time direct sales representatives who sell both services and products. The Company's sales force is compensated with a base salary and commissions based on net revenue, gross margin and other relevant factors.

         CompuCom's corporate headquarters and operations campus is located in Dallas, Texas. Essentially all the Company's financial and administrative functions, including information services, service and sales support, help desk services, human resources, product management, finance, executive management, and one of the two corporate account centers, are located in the two buildings that comprise this facility.

         The Company has expanded and enhanced its use of information systems for its internal operations as well as in providing services to its customers. The Company's integrated information systems ("IS") utilize client/server, distributed and Internet technologies. Internal systems are supported by a proactively managed wide area network based on frame relay technology. During 1999, CompuCom deployed a virtual private network (VPN) capability that allows its employees to remotely access CompuCom's systems using secure network connections.

         To further enhance the quality and efficiency of its information systems, CompuCom has implemented and continued to enhance its award winning, state-of-the-art data warehouse. The data warehouse provides a repository of information which increases the accessibility of summarized, historical information about services, products, customer activity and vendors to both customers and employees. The Company continues a strong commitment to the utilization of Internet technology for both its internal use and its customers' use. Increasing volumes of its data warehouse access and operational transactions are conducted via Internet and Intranet web pages.

         Through the use of CompuCom's information systems, its customers may create custom configurations and price quotations from internet-based catalogs and place orders over the Internet. Customers may look up information regarding previously placed orders and check the status of product orders being processed and shipped. In addition, its customers may also access help desk and service dispatch information regarding problem tickets and work orders. CompuCom also provides "datamarts" that allow its customers to obtain ongoing data downloads of activity relating to assets, product catalogs, accounts payable tracking, invoice history and order tracking.

         CompuCom's information systems include support for electronic "business-to-business" transactions with customers and suppliers using electronic data interchange (EDI) technology. During 1999, CompuCom deployed its first customer interface using Open Buying on the Internet (OBI) standards. This technology allows a customer to create an order using CompuCom's Web Services Internet pages, deliver the order to the customer's purchasing systems for approval, and then submit the order over the Internet using EDI-based data formats. CompuCom is currently working to extend its Web Services offering to include XML (Extensible Markup Language) capabilities and interfaces to commercial procurement engines such as Ariba and Commerce One.

         All CompuCom employees are provided access to the Company's Intranet. This capability provides rapid access to organization charts, policies, procedures and reports. The Intranet is also used to communicate and distribute information to employees about Company events and news.

         During 1999, the Company continued the implementation of its airtime system, through which field service engineers are able to directly report time and activities from remote locations using special wireless communication features. The use of this system helps ensure more timely and accurate reporting of each engineer's hours spent on a work order or project.

COMPETITION

         The Company's industry is characterized by intense competition, primarily in the areas of price, product availability and breadth of services and product line. The Company's marketing network competes for potential clients with numerous service providers, resellers and distributors. Many established original equipment manufacturers (including some of the Company's vendors), direct marketers, systems integrators and resellers of distributed desktop or networking products, including InaCom Corporation and Microage, Inc., compete with the Company in the configuration and distribution of computer systems and equipment. In addition, direct marketers have had a pricing advantage over resellers such as CompuCom. To help combat the direct marketers' pricing advantage, the Company and its major vendors have continued to focus on developing and implementing strategies designed to reduce costs. In response to the increased competition, particularly from direct marketers, a number of the Company's competitors have sought to increase their market share through acquisitions. The Company expects this consolidation will continue in 2000. CompuCom also expects the major manufacturers of the products CompuCom resells will continue to pursue a more direct selling model. As a result of both of these factors, CompuCom may face fewer but larger and better-financed competitors, possibly resulting in a reduction in product revenue. In the highly fragmented computer services business, the Company competes with several larger competitors (including some of the Company's vendors) in addition to other corporate resellers pursuing service opportunities, and smaller computer services companies. Some of these competitors have financial, technical, manufacturing, sales, marketing and other resources that are substantially greater than those of CompuCom. There can be no assurance the Company will be able to continue to compete successfully with new or existing competition.

THE COMPANY'S EMPLOYEES

         The Company employed approximately 5,000 full-time employees as of December 31, 1999. The Company offers its full-time employees health, long-term disability, dental and life insurance benefits and has a 401(k) plan and an employee stock purchase plan for eligible employees. None of the employees is covered by a collective bargaining agreement. The Company considers its relations with employees to be good.

SALE OF COMPUTER PRODUCTS SEGMENT

         The Company provides procurement services for sophisticated technologies consisting of personal computer products, networking products, peripherals, software and management technology services to its customers. It is an authorized dealer of Cisco, Compaq, HP, IBM, Intel, Microsoft, Novell, 3Com and Toshiba as well as other major manufacturers and software suppliers. The Company sources over 5,000 different desktop products, components and accessories, consisting of leading as well as alternative brands.

         CompuCom integrates a variety of manufacturers' products into various desktop and server configurations to meet customers' individual needs. The Company provides value to its customers by allowing them to choose products or components from various manufacturers that best suit their desktop, mobile computing, WEB computing and network needs as opposed to manufacturers' direct sales organizations which typically configure or market desktop, mobile computing, WEB computing and network systems that include products only from that particular manufacturer.

         The Company provides product support to its customers primarily through its two Corporate Account Centers ("CAC") located in Dallas, Texas and Mason, Ohio. CAC personnel, called inside sales representatives ("ISRs"), may be assigned to specific customer accounts or to customers in a certain geographical area and are knowledgeable about computer technology. Each ISR works closely with the customer and the CompuCom sales representative to keep up-to-date on the business needs of that customer, and to provide the customer with information about product availability, services, pricing, shipping and invoicing via a toll-free telephone number. The primary goal of the CAC is to provide greater support to CompuCom's customers while allowing the direct sales force to focus on soliciting new business and providing the necessary support for customers' more complex service needs. At the end of 1999, the Company employed approximately 685 CAC personnel.

         During 1996, to meet customers' global business needs, CompuCom helped form GlobalServe, an alliance of international computer service suppliers. The objective of the GlobalServe alliance is to provide customers a single point of contact for accessing computer products and technology management services worldwide.

         CompuCom's primary configuration and distribution center is located in Paulsboro, New Jersey. The center is composed of two sites, one of 300,000 square feet and the other, opened in October 1999, of 148,000 square feet. In addition, in April 1999 the Company began operating a 97,000 square foot configuration and distribution center in Raleigh, North Carolina located near IBM's manufacturing facility. This facility was expanded to 168,000 square feet in September 1999. Also, in May 1999, the Company opened a 12,800 square foot facility in Irvine, California located near the Toshiba manufacturing facility. During 1999, the Company operated a 104,000 square foot facility in Stockton, California until it was closed in May 1999, and a 78,000 square foot co-location facility on the Compaq campus in Houston, Texas. In February 2000, the Company closed its Houston co-location facility. The configuration and distribution center personnel utilize hand-held, radio frequency devices to stock, pick and update the status and location of inventory. These devices play a key role in enabling the Company to efficiently handle increasing volume and are used in the daily cycle counting process, which the Company believes has resulted in improved overall inventory integrity and bin accuracy.

         CompuCom's distribution, configuration, return merchandise and product management departments are ISO 9002 certified. ISO 9002 is part of the ISO 9000 set of standards developed by the International Organization of Standardization ("ISO"), which represent common international business quality standards designed to help demonstrate the capability of a supplier to control the processes that determine the acceptability of the products and services being delivered.

Principal Suppliers

         A significant part of CompuCom's net revenues are derived from sales of personal computer and networking products including Compaq, IBM and HP products. The Company's agreements with these vendors contain provisions providing for periodic renewals and permitting termination by the vendor without cause, generally upon 30 to 90 days written notice. Since 1987, Compaq, IBM and HP have regularly renewed their respective dealer agreements with the Company, although there can be no assurance that the regular renewals of the Company's dealer agreements will continue. The termination, or non-renewal, of the Company's Compaq, IBM or HP dealer agreements could materially adversely affect the Company's business. The Company, however, is not aware of any reason for the termination, or non-renewal, of any of those dealer agreements and believes that its relationships with Compaq, IBM and HP are satisfactory.

The Company purchases products from IBM and HP at pricing levels that the Company believes are the lowest prices available to those vendors' respective resellers, with the exception of special bid pricing for specific large customer accounts. The Company purchases the majority of its Compaq products from other suppliers through Compaq's Distributor Alliance Program (DAP), which became effective in August 1999. All of the Company's principal suppliers require that the Company purchase certain minimum volumes of products in a specified period to maintain favorable pricing levels. The Company also obtains incentives from Compaq, IBM and HP by participating in certain vendor programs offered by those suppliers. The Company has certain selling, promotional and related expenses reimbursed by vendors under dealer programs offered by those and other suppliers. However, there can be no assurance that any of these programs will continue in 2000 or that the Company will continue to participate in any of these programs at the same level as in 1999.

         Sales of Compaq, IBM and HP products accounted for approximately 30%, 21% and 16%, respectively, of the Company's 1999 product revenues compared to 32%, 18% and 18%, respectively, in 1998 and 32%, 19% and 14%, respectively, in 1997.

         Due to the rapid delivery requirements of its customers and to assure itself of a sufficient allotment of products from suppliers, the Company maintains inventory funded through its credit facilities and vendor credit. CompuCom's major suppliers at times provide price protection programs that are intended to reduce the risk of inventory devaluation by absorbing price declines associated with aging product life cycles. However, the suppliers have reduced the number of days price protection is generally in effect. CompuCom has focused on ways to reduce its costs by reducing its inventory levels and improving inventory turns. As part of this cost control focus, in February 2000, the Company closed its 78,000 square foot co-location facility in Houston, Texas. CompuCom also has the option of returning a certain percentage of its current product inventories each quarter to these principal suppliers as it assesses each product's current and forecasted demand schedule. If such returns exceed certain specified levels, the Company may be charged restocking fees ranging up to 5%. CompuCom did not incur significant restocking fees in 1999.

Dependence upon Major Vendors and Other Suppliers

         The Company is dependent upon the continued supply of products and components from its suppliers, particularly Compaq, IBM and HP. Historically, certain suppliers occasionally experience shortages of select products that render components unavailable or necessitate product allocations among resellers. While certain shortages existed throughout 1999, the Company believes the product availability issues are a result of the present dynamics of the personal computer industry as a whole, which include shortened product life cycles and increased frequency of new product introductions into the marketplace. While the Company believes that product unavailability or product allocations will not be materially disruptive to the Company due to the breadth of alternative product lines available to it, there can be no assurance that unexpected levels of such interruptions will not have a material adverse effect on the Company's business.

         The Company's product margins as a percentage of product revenue decreased to 8.1% in 1999 as compared to 9.8% in 1998, due primarily to heightened competition from direct marketers and other resellers. The Company believes that gross margins will continue to be reactive to industry-wide changes and pricing strategies. As a result, CompuCom anticipates further decline in product gross margins in 2000. Future profitability will depend upon the Company's ability to focus on and grow its services business profitably, effectively manage inventory levels in response to changes in its major suppliers' price protection and return programs, the Company's ability to attract and retain quality services personnel while effectively managing the utilization of those service personnel, and the Company's ability to respond to increased competition from its suppliers' direct selling initiatives. Future profitability also depends on the Company's increased focus on providing technical service and support to customers, product demand, competition, manufacturer product availability and pricing strategies, effective utilization of vendor programs, as well as the Company's ability to reduce operating expenses at a pace at least equal to the decline in product gross margin percentages.

SERVICES SEGMENT

         During 1999, net service revenue increased 16% from 1998 levels as a result of the Company's continued efforts to increase sales of technology management services to meet customer needs and to improve profitability. Service revenue has grown at a compounded annual rate of 31% over the past five years as a result of the Company's strategic efforts, which include: the development of additional service offerings; additional training for its engineers; enhanced management support to the services business; and more emphasis on sales of services in the sales representatives compensation plan. In addition, the Company emphasized the hiring of quality service personnel. To further enhance its service growth, CompuCom employs an ongoing program in which college graduates are hired and placed in various engineering training and certification programs. At the completion of these programs, these engineers become a part of the Company's billable workforce. The technology management services business is an integral part of CompuCom's strategy to provide customers with value-added service solutions to meet their technology needs.

         Service revenue is primarily derived from field engineering, LAN/WAN projects, consulting, configuration, help desk, asset tracking, network management, and software management. CompuCom continues to focus on expanding its presence in technology management. This commitment is reflected in the increase in its service personnel. As of December 31, 1999, the Company employed over 2,900 service personnel, including system engineers, network engineers, configuration technicians and field engineers, compared to approximately 800 as of the beginning of 1995. These service personnel provide configuration, field engineering, network management, help desk services and technology management to the Company's customers.

         CompuCom currently maintains three configuration centers, one in each of the Company's three configuration and distribution centers, located in Paulsboro, New Jersey, Raleigh, North Carolina and Irvine, California. These centers contain configuration systems that have the ability to set up and configure product that includes both standard and nonstandard components or software to enable CompuCom to meet increasing customer demand for advanced, complex system and network configuration technologies.

         CompuCom provides hardware maintenance services ranging from simple desktop, mobile computing, and WEB computing repairs, installations, moves, adds, and changes to complex network repairs, application setups and software upgrades. These services are performed based upon the specific customer needs, such as on-site support, warranty support, change and upgrade management, contracted response or time and material.

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

         CompuCom is committed to increasing its help desk customer's access to information. During 1999, the Company expanded its Internet product procurement capabilities with new support services information access. Beginning in early 2000, help desk customers' technical support staff and service management will have the ability to access technical bulletins and service documents through the use of the Internet.

CUSTOMIZED APPLICATION PROGRAMMING SEGMENT

         Through its majority-owned subsidiary, ClientLink, located in Atlanta, Georgia, the Company offered software application development services. ClientLink designed, developed, and implemented enterprise-wide information technology (IT) solutions for Fortune 500 companies. ClientLink's primary focus was in development and support of client/server and Internet based applications. This was accomplished through custom application development for critical business functions and consulting and implementing IT support solutions. These solutions were normally offered on a fixed-price and fixed-time frame basis.

         ClientLink focused its marketing efforts on establishing and maintaining relationships with Fortune 1000 companies in various industries with intensive information access and processing needs, including telecommunications, financial services, utilities, health care services, manufacturing, and retail.

         On April 13, 1999, the Company completed the merger of ClientLink, Inc. with E-Certify Corporation. The combined operations of ClientLink and E-Certify are conducted under the name E-Certify, Inc. The Company accounts for the ongoing operation of E-Certify, Inc. using the equity method.



ITEM 1(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company does not have any foreign operations nor does it engage in any material export sales.

ITEM 2   PROPERTIES

         The Company's principal executive and administrative offices are located on a 20-acre campus-type setting consisting of two buildings containing approximately 250,000 square feet of office space in Dallas, Texas. The Company purchased this facility during 1996, refurbished it, and fully occupied the facility by the end of 1997. During March 1999, the Company completed a sale/leaseback transaction for the entire headquarters facility. The lease is for a 20-year period commencing in April 1999, with two five-year renewal options. One of the buildings is an eight-story structure and contains executive offices, a corporate account center, finance, purchasing, sales and service support, facilities, marketing and human resources. An adjoining three-story building contains the Company's information systems group and its remote help desk and dispatch personnel.

         Acquired as part of the 1999 TASD acquisition, the Company leases 42,500 square feet of office space in Mason, Ohio, which houses its second corporate account center. The lease expires in July 2005 with a renewal option for five years.

         During 1999, the Company distributed products primarily from five leased configuration and distribution facilities. In August 1996, the Company entered into a lease for approximately 300,000 square feet of warehouse space located in Paulsboro, New Jersey, which has a five-year term. In addition to warehousing space, this facility contains a state-of-the-art 90,000 square foot configuration center, allowing CompuCom to meet increasing customer demand for advanced complex system integration and network technologies. In October 1999, the Company leased an additional 148,000 square feet in an adjacent building in Paulsboro, New Jersey. The lease is for a five-year term, expiring in 2004, with an early termination provision effective 2002. In March 1999, the Company entered into a five-year lease with two five-year renewal options for 97,000 square feet of warehouse space in Raleigh, North Carolina near the IBM manufacturing facility, which is used primarily for configuration, channel assembly and distribution activities of IBM products. This warehouse space was expanded to 168,000 square feet in September 1999. In March 1999, the Company entered into a two-year lease, with a renewal option for an additional 18 months, for 12,800 square feet of warehouse space in Irvine, California near Toshiba's manufacturing facility. This space is used primarily for configuration, channel assembly and distribution activities of Toshiba products. In May 1999, CompuCom closed its 104,000 square foot configuration and distribution center in Stockton, California, upon the expiration of the lease. In February 2000, the Company closed its 78,000 square foot co-location facility located at Compaq's headquarters and manufacturing campus in Houston, Texas.

         See Note 16 to the accompanying Notes to Consolidated Financial Statements for additional information regarding lease costs.


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

         None have been submitted in the fourth quarter 1999.

                                    PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON STOCK

         The Company's common stock is listed on the Nasdaq National Market (Symbol: CMPC). As of December 31, 1999, there were approximately 8,000 beneficial holders of the Company's common stock. The high and low sales prices reported within each quarter for the years ended December 31, 1999 and 1998 are as follows:

                                                    1999                                1998
                                       -----------------------------       -----------------------------
                                           High               Low              High               Low
                                       -----------       -----------       -----------       -----------
          First quarter                    $5.63             $2.88             $9.75             $7.50

          Second quarter                    4.52              2.75              8.50              5.88

          Third quarter                     5.63              3.50              7.13              3.56

          Fourth quarter                    4.81              2.94              5.25              2.25


         The last sale price reported for the Company's common stock on February 23, 2000 was $3.875.

         The Company has historically reinvested earnings in the growth of its business and has not paid cash dividends on its common stock. In addition, the Company's current credit facilities restrict the amount of dividends the Company may pay on its common stock.

ITEM 6   SELECTED FINANCIAL DATA

         Selected financial data for the Company is presented below:

                                                                         For the  Years  Ended  December 31,
                                              --------------------------------------------------------------------------------------
Operating Results                                  1999             1998             1997               1996                1995
-----------------                                  ----             ----             ----               ----                ----
(in thousands, except per share amounts)

   Net revenues                                  $2,911,889      $2,254,465        $1,949,802         $1,995,191          $1,441,597

   Gross margin                                     314,150         283,960           267,545            240,963             174,908

   Earnings before income taxes                      18,977             668   *        58,658  **         50,616  ***         34,335

   Net earnings                                      11,574             401   *        35,194  **         30,471  ***         20,670

   Earnings/(loss) per common share:
           Basic                                        .22            (.01)  *           .75  **            .66  ***            .54
           Diluted                                      .22            (.01)  *           .71  **            .61  ***            .45

Balance Sheet Data
------------------

   Total assets                                  $  498,052      $  545,489        $  462,590         $  692,985          $  508,704

   Long-term debt                                                    81,929            97,400            236,450             120,364

   Convertible subordinated notes                                                       3,000              3,000               3,000

   Stockholders'equity                              222,972         210,281           210,200            171,098             138,341

   *       Includes restructuring  related charges of $16.4 million ($9.9 million, net of tax) or ($.21) per share
   **      Includes nonrecurring gains on prepayment of secured note related to sale of subsidiary in 1994 of $1.6 million
           ($1.0 million, net of tax) and gain on sale of Company's former headquarters of $4.0 million ($2.4 million, net of tax) or $.07 per share
   ***     Includes nonrecurring gain on sale of securities of $8.7 million ($5.2 million, net of tax)
           (Basic - $.12 per share, Diluted - $.10 per share)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         RESULTS OF OPERATIONS

         The following table presents the Company's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, nonrecurring gains, income taxes and net earnings are shown as a percentage of total net revenue for the three years ended December 31:


                                                                               1999                1998                1997
                                                                      ----------------------------------------------------------
                                                                                             ($ in millions)
Revenue:
    Product                                                                    $  2,608          $  1,980            $  1,699
    Service                                                                         300               259                 237
    Other                                                                             4                15                  14
                                                                      -------------------------------------------------------
       Total revenue                                                           $  2,912          $  2,254            $  1,950
                                                                      =======================================================

Gross margin:
    Product                                                                    $   211           $    194            $    176
    Service                                                                        101                 83                  85
    Other                                                                            2                  7                   7
                                                                      -------------------------------------------------------
        Total gross margin                                                      $  314              $  284              $  268
                                                                      ========================================================

Gross margin percentage:
    Product                                                                       8.1%                9.8%               10.4%
    Service                                                                      33.7%               32.0%               35.9%
    Other                                                                        50.0%               46.7%               50.0%
                                                                      --------------------------------------------------------
        Total gross margin percentage                                            10.8%               12.6%               13.7%
                                                                      --------------------------------------------------------

Operating expenses:
    Selling                                                                       3.8%                4.9%                4.0%
    Service                                                                       1.6%                2.4%                2.5%
    General and administrative                                                    3.1%                3.0%                3.1%
    Depreciation and amortization                                                 0.8%                0.7%                0.6%
    Restructuring related charges                                                 0.0%                0.7%
                                                                      --------------------------------------------------------
        Total operating expenses                                                  9.3%               11.7%               10.2%
                                                                      --------------------------------------------------------

Earnings from operations                                                          1.5%                0.9%                3.5%

Interest                                                                         (0.8%)              (0.8%)              (0.8%)
Nonrecurring gain                                                                                                         0.3%
                                                                      --------------------------------------------------------

Earnings before income taxes                                                      0.7%                0.1%                3.0%

Income taxes                                                                      0.3%                0.1%                1.2%
                                                                      --------------------------------------------------------

Net earnings                                                                      0.4%                0.0%                1.8%
                                                                      ========================================================

OVERVIEW

         On April 13, 1999, the Company completed the merger of its majority-owned subsidiary, ClientLink, Inc. with E-Certify Corporation.

         On May 10, 1999, the Company acquired the Technology Acquisition Services Division ("TASD") of ENTEX Information Services, Inc.

         On May 13, 1998, the Company acquired Computer Integration Corporation ("CIC") and on June 26, 1998, the Company acquired Dataflex Corporation ("Dataflex"), (collectively "the acquisitions").

         On October 22, 1998 the Company's Board of Directors approved a restructuring plan designed to reduce the Company's cost structure by closing branch facilities and reducing the Company's workforce by approximately 10%. By moving to a virtual office model, the Company retained local presence in all existing geographic markets. As a result, the Company recorded a restructuring charge in the fourth quarter of 1998 of $16.4 million (pretax), primarily consisting of costs associated with the closing of certain facilities and disposing of related fixed assets, as well as employee severance and benefits related to the reduction in workforce. Of the $16.4 million (pretax), approximately $2.3 million was paid through December 31, 1998.

         During 1999, approximately $5.2 million was paid related to facilities lease termination costs. At December 31, 1999, the remaining accrual of approximately $1.2 million for these costs is not expected to differ significantly from actual amounts to be paid. In addition, during 1999, approximately $2.3 million was paid related to employee severance and related benefits. As of December 31, 1999, the remaining employee severance and related benefits accrual of approximately $560,000 relates to severance payments to a former executive officer and are expected to be paid during 2000.

         During 1999, approximately $2.9 million in non-cash charges were incurred related to the disposal of assets associated with the closing of facilities and approximately $1.8 million was paid primarily related to costs of closing branch facilities, costs incurred to ship fixed assets to the Company's Dallas headquarters and legal expenses. Both the disposal of assets and other categories of the restructuring accrual are fully depleted as of December 31, 1999. Based on revised estimates during 1999, $133,000 of the severance related accrual was reversed. Also, additional expenses related to the disposal of fixed assets of approximately $295,000 and additional expenses for other charges of approximately $225,000 were recorded during 1999.

                             1999 COMPARED TO 1998

         Product revenue, which is primarily derived from the sale of desktop, mobile computing, WEB computing, and network computer products to corporate customers, increased approximately 31.7% to $2.6 billion in 1999 from $1.98 billion in 1998. This increase is primarily due to the TASD acquisition. The increase in product revenues is primarily due to an approximately 27% increase in desktop, laptop and server units shipped and increased software license sales. Relative to 1998, the average sales price of units sold in 1999 stabilized. However, the Company expects the recent historical trend of declining average sales prices to be a factor in the short term. Product gross margin as a percentage of product revenue decreased to 8.1% in 1999 from 9.8% in 1998. This decrease is primarily due to heightened competition from direct marketers and other corporate resellers and a reduction in the level of manufacturer sponsored incentives. The Company expects to continue to experience declining product gross margins in the short term.

         Service revenue increased approximately 15.8% to $300 million in 1999 from $259 million in 1998. Service revenue is primarily derived from field engineering, LAN/WAN projects, consulting, configuration, help desk, asset tracking, network management and software management. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increase in service revenue was primarily due to increases in field engineering, which is typically driven in part by product unit sales volume, and the TASD acquisition. Service gross margin as a percentage of service revenue increased to 33.7% in 1999 from 32.0% in 1998. This increase was primarily due to improved performance in field engineering. In the short term, the Company expects its service gross margin percentage to be consistent with its recent performance.

         Operating expenses increased approximately 2.8% in 1999 as compared to 1998, primarily due to the TASD acquisition. As a percentage of revenue, operating expenses were 9.3% in 1999 versus 11.7% in 1998. This decline is primarily due to increased leverage of the Company's infrastructure resulting from the TASD acquisition and its own cost reduction efforts.


         Selling expense increased approximately $1.9 million in 1999 versus 1998. This increase is primarily due to the

TASD acquisition, which resulted in an increase in sales and sales support personnel, which was partially offset by the Company's own cost reduction efforts. Although the TASD acquisition resulted in an increase in the dollar amount of selling expense, selling expense as a percentage of revenue declined to 3.8% in 1999 compared to 4.9% in 1998. Service expenses decreased approximately $7.1 million in 1999 compared to 1998. This decrease is primarily due to the Company's own cost reduction efforts and the E-Certify merger which resulted in the Company no longer consolidating ClientLink in the Company's financial statements. Consequently, ClientLink's operating expenses subsequent to the E-Certify merger are not reflected as service expense. General and administrative expense increased approximately $22.7 million in 1999 versus 1998. This increase is primarily due to expenditures to continue expansion of the Company's electronic commerce capabilities as well as increases in distribution and administrative personnel to support the Company's revenue growth and expenses resulting from the TASD acquisition. General and administrative expense, as a percentage of revenue, increased to 3.1% in 1999 compared to 3.0% for 1998. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

         Depreciation and amortization expense increased approximately $6.0 million in 1999 compared to 1998. The increase primarily relates to amortization of goodwill on two business combinations that were completed during the second quarter of 1998, and the TASD acquisition completed during the second quarter of 1999.

         Financing expense remained flat as a percentage of revenue but increased approximately $4.5 million in 1999 compared to 1998. This increase was primarily related to higher borrowing levels due to the TASD acquisition, as well as an increase in the Company's 1999 effective interest rate to 7.7% compared to 6.6% in 1998.

         Primarily as a result of the factors discussed above, net earnings increased approximately $11.2 million in 1999 compared to 1998.

                              1998 COMPARED TO 1997

         Product revenue, which is primarily derived from the sale of desktop, mobile computing, WEB computing, and network computer products to corporate customers, increased approximately 16.5% to $1.98 billion in 1998 from $1.70 billion in 1997. The majority of the increase in product revenue was due to the acquisitions, which contributed approximately $219 million in product revenue. Excluding the acquisitions, product revenue for the Company increased approximately 3.6% in 1998 compared to 1997. This increase in product revenues, excluding the acquisitions, was primarily due to an increase in desktop, laptop, and server units shipped and increased software sales. Excluding the acquisitions, the Company shipped approximately 26% more of these units in 1998 compared to 1997. This increase was partially offset by a decrease in the average sales price of units sold resulting from manufacturer price reductions. Product gross margin as a percentage of product revenue decreased to 9.8% in 1998 from 10.4% in 1997. The decline in product gross margins was primarily due to heightened competition from other corporate resellers and direct marketers.

         Service revenue increased approximately 9.2% to $259 million in 1998 from $237 million in 1997. Service revenue is primarily derived from field engineering, LAN/WAN projects, consulting, configuration, help desk, asset tracking, network management and software management. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increase in service revenue was primarily due to increases in field engineering, which is typically driven in part by product unit sales volume, and the acquisitions. Excluding the acquisitions, service revenue increased approximately 4.9%. Service gross margin as a percentage of service net revenue decreased to 32.0% in 1998 compared to 35.9% in 1997. The decrease was primarily caused by lower billing per engineer for the Company's service personnel, particularly in the systems engineering group.

         Operating expenses increased approximately 32.6% or approximately $65.0 million for 1998 compared to the same prior year period. As a percentage of net revenue, operating expenses increased to 11.7% in 1998 compared to 10.2% in 1997. The percentage and dollar increases resulted primarily from increased selling expenses and restructuring charges.

         Selling expense increased approximately $30.1 million or approximately 38.1% in 1998 compared to 1997. As a percentage of net revenues, selling expense increased to 4.9% in 1998 from 4.0% in 1997. These increases resulted from an increase in the Company's sales force as a result of the acquisitions, the hiring of additional sales representatives, and higher commission expense. Service expense increased in absolute dollars in 1998 compared to 1997 primarily due to the growth in the Company's service business and increased spending on training as a result of an increase in the size of the Company's engineering force. However, as a percentage of net revenues for 1998 compared to 1997, service expense decreased slightly. General and administrative expense increased in absolute dollars in 1998 compared to 1997 primarily due to expenditures to broaden the Company's electronic commerce capabilities, costs related to the Company's ongoing campus recruiting program and the integration of the acquisitions. However, as a percentage of net revenues for 1998 compared to 1997, general and administrative expense decreased slightly. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

         Depreciation and amortization expense increased for 1998 both in absolute dollars and as a percentage of net revenue when compared to 1997. The increase in depreciation expense was associated with upgrading the Company's hardware and software and increased depreciation as a result of the acquisitions completed during 1998. Increased amortization expense was the result of an increase in goodwill from the acquisitions completed during the second quarter of 1998.

         Financing expense increased approximately 25.4% for 1998 compared to 1997, primarily as a result of increased borrowings due to the acquisitions. The Company's effective interest rate was 6.6% for 1998 compared to 6.7% in 1997. The Company increased the availability in its working capital facility from $125 million to $165 million in June of 1998 to accommodate the acquisitions. The interest rate on the working capital facility was subject to adjustment based on certain performance criteria. The Company's effective interest rate was 7.5% at December 31, 1998.

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

         Primarily as a result of the factors discussed above, net earnings, excluding the restructuring charge in 1998 and the nonrecurring gains in 1997, decreased 68% to $10.3 million in 1998 from $31.8 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at December 31, 1999 was $96.7 million compared to $164.2 million at December 31, 1998. This net decrease was primarily the result of a decrease in accounts receivable and inventory, partially offset by an increase in accounts payable. The decrease in accounts receivable is mainly due to the sale of an additional $75 million of receivables under the securitization facility. The proceeds from the sale were used to pay down the revolver. As a result, there was a reduction in both accounts receivable and long-term debt. The decrease in inventory is primarily due to the Company's effort to reduce its risk associated with changes in its suppliers' price protection and return programs through increasing its inventory turns. The Company increased its inventory turns from 11.5 in 1998 to 18.5 in 1999. The Company's accounts payable balance fluctuates relative to the timing of product receipts and the mix of vendors.

         The Company's liquidity has been negatively impacted by the dollar volume of vendor rebate programs. Under these programs, the Company is required to pay a higher initial price for product and claim a rebate to reduce the price. The collection of these rebates can take several months. Due to these programs, the Company's initial price for the product is often higher than the sales price the Company can obtain from its customers. As of December 31, 1999, these programs are a material factor in the Company's financing needs. As of December 31, 1999 and 1998, the Company was owed approximately $66 million and $64 million respectively, under these vendor rebate programs.

          The Company's capital asset requirements are generally funded through financing arrangements and internally generated funds. During 1999, the Company increased the size of its credit facilities to finance the TASD acquisition. As of December 31, 1999, the Company's financing arrangements consist of a $250 million securitization facility ("Securitization"), and a $200 million working capital facility ("Revolver"). The term of both facilities is three years. As of December 31, 1999, the Securitization was fully utilized. Availability under the Revolver is subject to a borrowing base calculation. As of December 31, 1999, availability under the Revolver was approximately $82 million with no outstanding amounts. The Company's effective interest rate for 1999 was 7.7%.

         The Company's business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. Capital expenditures were approximately $7 million in 1999 as compared to approximately $14 million in 1998. The majority of both the 1999 and 1998 expenditures were related to the upgrading of Company hardware and software. The Company does not expect its capital expenditure requirements in 2000 to be materially different from its 1999 expenditures.

YEAR 2000 COMPLIANCE

         The Company has evaluated and adjusted all known date-sensitive systems and equipment for Year 2000 compliance. The assessment, remediation and testing phases of the Year 2000 project are complete. The project was divided into five areas of the Company's systems - its core information systems and components, distributed desktop systems, non-IS systems, new information systems purchases, and mergers and acquisitions. The Company's three acquisitions in 1998 and the TASD acquisition in 1999 were integrated into the Company and the major processes of the acquired systems were replaced with the Company's core information systems and components prior to 2000. Through 2000 the Company will continue to use a Year 2000 compliance software package that generates audit reports on a regular basis to report any noncompliant distributed desktop systems.

         As part of its Year 2000 readiness assessment, the Company utilized questionnaires to obtain verification from its vendors and suppliers that the Company's hardware, software and tools that they supplied were Year 2000 ready. By the end of June 1999, the Company upgraded or replaced any noncompliant vendors and suppliers of hardware, software and tools then in use by the Company. As a reseller of computer products, the Company only passes through to its customers the applicable vendor's warranties; it generally makes no warranties regarding Year 2000 compliance on any of the products it resells.

         Company personnel performed virtually all of the compliance project. The total estimated cost to assess, remediate and test for Year 2000 compliance was approximately $1.4 million and was expensed as incurred.

         Although the Company to date has not experienced any significant problems associated with Year 2000 issues, the Company cannot be certain that unexpected Year 2000 compliance problems of its products, computer systems or the systems of its vendors, customers and service providers, will not occur. Any such problems could have a material adverse affect on the Company's business, financial condition or operating results.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate risk primarily through its Securitization and Revolver. The Company utilizes its Securitization and Revolver for its working capital and other borrowing needs. If the Company's effective interest rate were to increase by 75 basis points (.75%), the Company's annual financing expense would increase by approximately $2.3 million based on the average outstandings under the Securitization and Revolver during the twelve months ended December 31, 1999. The Company did not experience a material impact from interest rate risk during 1999.

         Currently, the Company does not enter into financial investments for trading or other speculative purposes or to manage interest rate exposure.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and schedule filed with this report appear on pages F-2 through F-24, and are listed on page F-1.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company as of February 23, 1999 are as follows:

                Name                      Age                             Position
                ----                      ---                             --------
         J. Edward Coleman (1)            48              Chief Executive Officer

         Thomas C. Lynch (2)              57              President and Chief Operating Officer

         M. Lazane Smith (3)              45              Senior Vice President, Finance and Chief Financial Officer

         David A. Loeser (4)              45              Senior Vice President, Human Resources

         John F. McKenna (5)              36              Senior Vice President, Services


 (1) Mr. Coleman was hired as Chief Executive Officer on December 1, 1999. Prior to joining the Company, he served as Business Development Executive and Director of Marketing for Computer Sciences Corporation (CSC), from March 1995 to December 1999. From 1993 until joining CSC, Mr. Coleman was Executive Vice President of McCollister's Technical Services, Inc.(MTS). Prior to joining MTS, Mr. Coleman spent 17 years with IBM Corporation, including five years with IBM Credit Corporation serving as Vice President and General Manager of Channel Financing.

 (2) Mr. Lynch joined the Company as Executive Vice President and Chief Operating Officer in October 1998. In 1999 he was promoted to President, Chief Operating Officer. Prior to joining the Company, he served as Senior Vice President of Safeguard Scientifics, Inc. from 1996 until 1998. Prior to his association with Safeguard, he was a Rear Admiral in the United States Navy, serving on active duty for 31 years.

 (3) Ms. Smith has held the position of Senior Vice President, Finance and Chief Financial Officer since February 1997. Ms. Smith joined the Company in 1993 as Corporate Controller and was promoted to Vice President Finance and Corporate Controller in 1994.

 (4) Mr. Loeser joined CompuCom in April 1999 as Senior Vice President of Human Resources. Prior to joining CompuCom, Mr. Loeser served as Senior Vice President of Human Resources for Quaker State, Inc. from 1996 to 1998. From 1994 to 1996, Mr. Loeser held the position of Senior Vice President of Human Resources with Continental Airlines.

 (5) Mr. McKenna joined the Company in January 1999 as Vice President, Managed Desktop Services and was promoted to Senior Vice President, Services in September 1999. Prior to joining CompuCom, Mr McKenna served as Senior Vice President, Services for Oracle Corp. during 1998. From 1995 to 1998, Mr. McKenna served as a Partner with Deloitte Consulting.

         DIRECTORS

         The Company incorporates by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement relative to its May 18, 2000 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

         DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K

         The Company incorporates by reference the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in its definitive Proxy Statement relative to its May 18, 2000 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11  EXECUTIVE COMPENSATION

         The Company incorporates by reference the information contained under the captions "EXECUTIVE COMPENSATION AND OTHER ARRANGEMENTS" in its definitive Proxy Statement relative to its May 18, 2000 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company incorporates by reference the information contained under the caption "STOCK OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND GREATER THAN 5% STOCKHOLDERS" in its definitive Proxy Statement relative to its May 18, 2000 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.



ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company incorporates by reference the information contained under the caption "RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT AND OTHERS" in its definitive Proxy Statement relative to its May 18, 2000 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements and Schedules.

         The financial statements and financial statement schedule filed with this report are listed on page F-1.

(b)      Reports on Form 8-K.

         On July 26, 1999 the Company filed a Current Report on Form 8-K/A to amend the Current Report on Form 8-K filed by the Company on May 25, 1999, to announce its acquisition of certain assets of the Technology Acquisition Services Division of ENTEX Information Services, Inc. The amendment was filed to include financial statements that were not available at the time of filing the initial report.

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


         Exhibit
            No.                             Description
         -------                            -----------

         2(a)         Asset  Purchase  Agreement,  dated as of May 10, 1999, by and between  CompuCom  Systems,  Inc. and ENTEX
                      Information Services, Inc. (21) (Exhibit 2.1)

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

         10(a)**      CompuCom Systems, Inc. 401(k) Matched Savings Plan, as amended and restated effective
                      January 1, 1989  (7) (Exhibit 10(a))

         10(b)**      Amendment 1996-1 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective May 1,
                      1996  (11) (Exhibit 10.9)

         10(c)**      Amendment No. 1 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective
                      January 1, 1998 (exhibits omitted) (17) (Exhibit 10.1)

         10(d)**      Amendment No. 2 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective
                      January 26, 1998 (exhibits omitted) (17) (Exhibit 10.2)

         10(e)**      Amendment Three to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective
                      May 28, 1999 *


         10(f)**      Amendment Four to CompuCom Systems, Inc. 401(k) Matched Savings Plan, dated
                      July 29, 1999, with attached Appendix A *

         10(g)**      Amendment Five to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective
                      December 30, 1999 *

         10(h)        Amended and Restated Credit Agreement, dated as of November 3, 1997, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits and schedules omitted) (15) (Exhibit 16(t))

         10(i)        Amendment #1 to Amended and Restated Credit Agreement, dated as of June 26, 1998, among
                      CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as
                      Administrative Lender (exhibits omitted) (18) (Exhibit 10.1)

         10(j)        CompuCom  Receivables  Master  Trust I Pooling  and  Servicing  Agreement,  dated as of May 7, 1999,  as amended  and restated as of August 20, 1999,  between Norwest Bank Minnesota,  National  Association,
                      CompuCom Systems,  Inc., and CSI Funding, Inc. (exhibits omitted)*

         10(k)        CompuCom Receivables Master Trust I Pooling and Servicing Agreement 1999-1 Supplement, dated as of May 7,
                      1999, as amended and restated as of August 20, 1999, among PNC Bank, National Association, Market Street
                      Capital Corporation, Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding,
                      Inc. (exhibits omitted) *

         10(l)        Inventory and Working  Capital  Financing  Agreement,  dated as of May 11, 1999,  between IBM Credit
                      Corporation  and CompuCom Systems, Inc. (22) (Exhibit 10.3)

         10(m)        Attachment A to Inventory and Working Capital Financing Agreement dated May 11, 1999
                      (22) (Exhibit 10.4)

         10(n)        Receivables  Contribution and Sale Agreement dated May 7, 1999 between CompuCom  Systems,  Inc. and CSI
                      Funding,  Inc. (exhibits omitted) *

         10(o)        Non-Competition,  Referral and  Non-Disclosure  Agreement dated as of May 10, 1999, by and between  CompuCom
                      Systems, Inc. and ENTEX Information Services, Inc. (21) (Exhibit 10.1)

         10(p)        Business Partner Agreement, dated September 15, 1994, between IBM Corporation and CompuCom Systems, Inc., with Dealer Profile, Remarketer General Terms, and attachments
                      (9) (Exhibit 10(n))

         10(q)        IBM Corporation Remarketer Announcement, dated March 13, 1996, modifying its Business Partner
                      Agreement with CompuCom Systems, Inc. to automatically extend its term for an additional 12 months upon its expiration (13) (Exhibit 10(r))

         10(r)        Agreement for Participation in the IBM Business Partner - PC, Authorized Assembler Program, dated
                      January 16, 1997 between IBM Corporation and CompuCom Systems, Inc. (15) (Exhibit 10(y))

         10(s)        Agreement to Extend Participation in the IBM Business Partner - PC, Authorized Assembler Program,
                      dated November 18, 1997 between IBM Corporation and CompuCom Systems, Inc. to December 31,
                      1998  (15) (Exhibit 10(z))

         10(t)        U.S. Reseller Agreement, dated January 23, 1993, between Compaq Computer Corporation and CompuCom Systems, Inc.  (7) (Exhibit 10(l))

         10(u)        Software License Agreement, dated January 15, 1998, between Compaq Computer Corporation and
                      CompuCom Systems, Inc.  (15) (Exhibit 10(bb))

         10(v)        Channel Installation Agreement for Microsoft Products, dated January 15, 1998, between Compaq
                      Computer Corporation and CompuCom Systems, Inc.  (15) (Exhibit 10(cc))

         10(w)        U.S. Reseller Agreement, dated March 1, 1996, between Hewlett-Packard Company and CompuCom Systems, Inc.  (11) (Exhibit 10.8)


         10(x)        U.S. Agreement for Authorized Reseller Participation in Channel Assembly Program, dated March 1,
                      1997, between Hewlett-Packard Company and CompuCom Systems, Inc. (15) (Exhibit 10(ee))

         10(y)        U.S. Agreement for Authorized Solutions Direct Resellers, dated August 12, 1999 between
                      Hewlett-Packard Company and CompuCom Systems, Inc. *

         10(z)        Administrative Services Agreement, dated January 1, 1988, between CompuCom Systems, Inc. and Safeguard
                      Scientifics, Inc., with Letter Amendment dated as of April 1, 1991  (4) (Exhibit 10(z))

         10(aa)       Lease dated May 16, 1996, between CompuCom Systems, Inc. and The Riggs National Bank of Washington, D.C. for
                      premises at 1225 Forest Parkway, Paulsboro, New Jersey (exhibits omitted) (12) (Exhibit 10.8)

         10(bb)       Lease Agreement dated September 27, 1999, between CompuCom Systems, Inc. and Riggs & Company, a division of
                      Riggs Bank N.A., for premises at 1245 Forest Parkway, Paulsboro, New Jersey (exhibits omitted) *

         10(cc)       Industrial Lease Agreement, dated February 11, 1999, between Dames & Moore / Brookhill Durham I, LLC, as lessor, and CompuCom Systems, Inc., as lessee, for premises at 2910 Weck Drive, Durham, North Carolina
                      (exhibits omitted) *

         10(dd)       Modification of Lease, dated October 1, 1999, between DMB Durham I, LLC, for premises at 2910 Weck Drive,
                      Durham, North Carolina *

         10(ee)       Contract of Sale between CompuCom Systems, Inc., as seller, and MacFarlan Realty Partners, L.L.C., as purchaser, for property located at 10100 North Central Expressway, Dallas, Texas, dated effective
                      October 23, 1997 (15) (Exhibit 10(jj))

         10(ff)       First Amendment to Contract of Sale between CompuCom Systems, Inc., as seller, and MacFarlan
                      Realty Partners, L.L.C., as purchaser, for property located at 10100 North Central Expressway, Dallas,
                      Texas, dated effective December 9, 1997 (15) (Exhibit 10(kk))

         10(gg)       $7,840,000 Secured Promissory Note, dated December 30, 1997, from MacFarlan Realty Partners, L.L.C., to
                      CompuCom Systems, Inc.  (15) (Exhibit 10(ll))

         10(hh)       Note  Modification  Agreement  and  Settlement  Agreement,  dated as of November 30, 1998,  between  MacFarlan
                      Realty Partners L.L.C. and CompuCom Systems, Inc. (20) (Exhibit 10(ee))

         10(ii)       Special Warranty Deed dated as of March 31, 1999, from CompuCom  Systems,  Inc., as grantor,  to Delaware Comp
                      LLC, as grantee, for property located at 7171 Forest Lane, Dallas, Texas (exhibits omitted) *

         10(jj)       Lease Agreement dated as of March 31, 1999, between CompuCom Systems, Inc., as tenant, and Delaware
                      Comp LLC, as landlord, for premises located as 7171 Forest Lane, Dallas, Texas, including Exhibit D - Basic
                      Rent Payments (other exhibits omitted) *

         10(kk)       Contract of Sale between  CompuCom  Systems,  Inc.,  as seller,  and MCSi Realty Co.,  LLC, as purchaser  for property located at 4281 Olympic Boulevard, Erlanger, Kentucky, dated as of December 9, 1999
                      (exhibit omitted) *

         10(ll)**     $1,181,250 Amended and Restated Secured Term Note, dated February 12, 1997, from Edward R. Anderson to
                      CompuCom Systems, Inc. (13) (Exhibit 10(ff))

         10(mm)**     First Amendment, dated February 19, 1999, to Amended and Restated Secured Term Note from Edward
                      R. Anderson to CompuCom Systems, Inc.  (20) (Exhibit 10(gg))

         10(nn)**     Pledge Agreement, dated August 31, 1994, between Edward R. Anderson and CompuCom
                      Systems, Inc. (9) (Exhibit 10(nn))

         10(oo)**     $661,251 Secured Term Note, dated June 16, 1997, from Daniel F. Brown to CompuCom Systems,
                      Inc. (15) (Exhibit 10(pp))


         10(pp)**     Pledge Agreement, dated June 16, 1997, from Daniel F. Brown and CompuCom Systems, Inc. (15) (Exhibit 10(qq))

         10(qq)**     $796,875 Secured Term Note, dated December 23, 1998, from Thomas C. Lynch to CompuCom
                      Systems, Inc. (20) (Exhibit 10(kk))

         10(rr)**     Pledge Agreement, dated December 23, 1998, between Thomas C. Lynch and CompuCom Systems,
                      Inc. (20) (Exhibit 10(ll))

         10(ss)**     $2,021,875 Secured Term Note, dated October 22, 1998, from Edward R. Anderson to
                      CompuCom Systems, Inc. (20) (Exhibit 10(mm))

         10(tt)**     Pledge Agreement, dated October 22, 1998, between Edward R. Anderson and CompuCom
                      Systems, Inc. (20) (Exhibit 10(nn))

         10(uu)**     Executive  Employment  Agreement,  dated  October 24, 1997,  between M. Lazane Smith and CompuCom  Systems,
                      Inc. (15) (Exhibit 10(ss))

         10(vv)       Executive Employment Agreement, dated November 1, 1999, between J. Edward Coleman and CompuCom Systems, Inc.*

         10(ww)**     Employment Separation Letter Agreement, dated January 18, 1999, between William Barry and
                      CompuCom Systems, Inc., with attached General Release and Agreement, and Employee Non-
                      Disclosure, Non-Solicitation and Non-Competition Agreement (20) (Exhibit 10(rr))

         10(xx)**     Employment Separation Letter Agreement, dated April 30, 1999, between Daniel F. Brown and
                      CompuCom Systems, Inc., with attached General Release and Agreement, and Employee Non-
                      Disclosure, Non-Solicitation and Non-Competition Agreement *

         10(yy)**     Employment Separation Letter Agreement, dated January 24, 2000, between John Lyons and
                      CompuCom Systems, Inc. *


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

         (1)          Filed on April 19, 1989 as an exhibit to the 1989 Annual Meeting Proxy Statement and incorporated herein by reference.
         (2)          Filed on April 2, 1990 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
         (3)          Filed on March 29, 1991 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
         (4)          Filed on March 30, 1992 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
         (5)          Filed on March 31, 1993 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
         (6)          Filed on March 14, 1994 as an exhibit to the Registration Statement on Form S-8 (No. 33-76382)
                      and incorporated herein by reference.
         (7)          Filed on March 31, 1994 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
         (8)          Filed on May 15, 1994 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and
                      incorporated herein by reference.
         (9)          Filed on March 31, 1995 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
         (10)         Filed on October 10, 1995 as an exhibit to the Registration Statement on Form S-8 (No. 33-63309)
                      and incorporated herein by reference.
         (11)         Filed on May 13, 1996 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and
                      incorporated herein by reference.
         (12)         Filed on November 12, 1996 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and
                      incorporated herein by reference.
         (13)         Filed on March 31, 1997 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
         (14)         Filed on April 9, 1997 as an exhibit to the 1997 Annual Meeting Proxy Statement and incorporated herein by reference.
         (15)         Filed on March 31, 1998 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
         (16)         Filed on April 7, 1998 as an exhibit to the 1998 Annual Meeting Proxy Statement and incorporated herein by reference.
         (17)         Filed on May 14, 1998 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and
                      incorporated herein by reference.
         (18)         Filed on August 14, 1998 as an  exhibit  to the  Quarterly  Report on Form 10-Q (No.  0-14371) and
                      incorporated  herein by reference.
         (19)         Filed on  November  16, 1998 as an exhibit to the  Quarterly  Report on Form 10-Q (No.  0-14371) and
                      incorporated  herein by reference.
         (20)         Filed on March 31, 1999 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
         (21)         Filed on May 25, 1999 as an exhibit to the Current Report on Form 8-K (No. 0-14371) and incorporated herein by reference.
         (22)         Filed on August  16,  1999 as an  exhibit  to the  Quarterly  Report on Form 10-Q (No.  0-14371)  and
                      incorporated  herein by reference.



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

         Consolidated Statements of Operations                                                         F-4

         Consolidated Statements of Stockholders' Equity                                               F-5

         Consolidated Statements of Cash Flows                                                         F-6

         Notes to Consolidated Financial Statements                                                    F-7

         Financial Statement Schedule


              Schedule II        Valuation and Qualifying Accounts                                    F-24



                          Independent Auditors' Report


The Stockholders and Board of Directors
CompuCom Systems, Inc.:


         We have audited the accompanying consolidated balance sheets of CompuCom Systems, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompuCom Systems, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                                   KPMG LLP




Dallas, Texas
February 14, 2000

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998
                      (In thousands, except share amounts)

                         Assets                                            1999          1998
                         ------                                         ---------    ---------
Current assets:
    Cash                                                                $  14,060    $   4,526
    Receivables, less allowance for doubtful accounts
      of $5,095 in 1999 and $3,507 in 1998                                218,522      262,380
    Inventories                                                           129,076      138,551
    Deferred tax asset                                                      1,507        6,718
    Other                                                                   7,731        3,247
                                                                        ---------    ---------
         Total current assets                                             370,896      415,422

Property and equipment:
    Land, building and improvements                                           780       39,422
    Furniture, fixtures and other equipment                                56,536       57,703
    Leasehold improvements                                                  8,388        9,893
                                                                        ---------    ---------
                                                                           65,704      107,018
    Less accumulated depreciation and amortization                        (35,986)     (35,014)
                                                                        ---------    ---------
         Net property and equipment                                        29,718       72,004

Cost in excess of fair value of tangible net assets
    purchased, less accumulated amortization                               85,086       54,786
Other                                                                      12,352        3,277
                                                                        ---------    ---------

                                                                        $ 498,052    $ 545,489
                                                                        =========    =========

                         Liabilities and Stockholders' Equity
                         ------------------------------------
Current liabilities:
    Accounts payable                                                    $ 182,247    $ 160,524
    Accrued liabilities                                                    91,993       89,218
    Current portion of long-term debt                                                    1,500
                                                                        ---------    ---------
         Total current liabilities                                        274,240      251,242

Long-term debt                                                                          81,929
Deferred income taxes                                                         840        1,378
Other                                                                                      659

Stockholders' equity:
    Series B preferred stock, $10 stated value.  Authorized 3,000,000
      shares; issued and outstanding 1,500,000 shares                      15,000       15,000
    Common stock, $.01 par value.  Authorized 70,000,000 shares;
      issued and outstanding 48,016,950 shares in 1999
      and 47,441,820 shares in 1998                                           480          474
    Additional paid-in capital                                             72,765       70,380
    Retained earnings                                                     139,152      128,478
    Notes receivable for the sale of stock                                 (4,425)      (4,051)
                                                                        ---------    ---------
         Total stockholders' equity                                       222,972      210,281
                                                                        ---------    ---------

                                                                        $ 498,052    $ 545,489
                                                                        =========    =========



See accompanying notes to consolidated financial statements.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997

                    (In thousands, except per share amounts)

                                         1999          1998            1997
                                     -----------    -----------    -----------
Revenue:
    Product                          $ 2,607,967    $ 1,980,578    $ 1,699,268
    Service                              300,105        258,806        237,042
    Other                                  3,817         15,081         13,492
                                     -----------    -----------    -----------
      Total revenue                    2,911,889      2,254,465      1,949,802
                                     -----------    -----------    -----------

Cost of revenue:
    Product                            2,396,720      1,786,851      1,523,034
    Service                              198,921        175,451        151,894
    Other                                  2,098          8,203          7,329
                                     -----------    -----------    -----------
      Total cost of revenue            2,597,739      1,970,505      1,682,257
                                     -----------    -----------    -----------

Gross margin                             314,150        283,960        267,545

Operating expenses:
    Selling                              111,178        109,322         79,188
    Service                               47,828         54,940         49,563
    General and administrative            90,655         67,928         59,539
    Depreciation and amortization         21,930         15,923         11,274
    Restructuring charges                    387         16,437
                                     -----------    -----------    -----------
      Total operating expenses           271,978        264,550        199,564
                                     -----------    -----------    -----------

Earnings from operations                  42,172         19,410         67,981

Financing expenses                       (23,195)       (18,742)       (14,947)
Nonrecurring gains                                                       5,624
                                     -----------    -----------    -----------
Earnings before income taxes              18,977            668         58,658

Income taxes                               7,403            267         23,464
                                     -----------    -----------    -----------

Net earnings                         $    11,574    $       401    $    35,194
                                     ===========    ===========    ===========

Earnings/(loss) per common share:
      Basic                          $       .22    ($      .01)   $       .75
      Diluted                        $       .22    ($      .01)   $       .71


Average common shares outstanding:
      Basic                               47,657         46,346         45,686
      Diluted                             48,274         46,346         50,034

See accompanying notes to consolidated financial statements.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1999, 1998 and 1997
                      (In thousands, except share amounts)



                                    Preferred Stock          Common Stock       Additional                  Notes         Total
                                ----------------------  ----------------------   Paid-in     Retained   Receivable for Stockholders'
                                   Shares       Amount       Shares    Amount    Capital     Earnings   Sale of Stock     Equity
                                ----------  ----------  ----------  ----------  ----------  ----------  -------------- -------------
Balances at December 31, 1996    1,500,000  $   15,000  44,927,571  $      449  $   60,966  $   94,683                 $ 171,098

     Exercise of options                                 1,184,249          12       5,128                                 5,140

     Notes receivable for sale
     of stock                                                                                                  (332)        (332)

     Preferred stock dividend                                                                     (900)                     (900)

     Net earnings                                                                               35,194                    35,194
                                ----------  ----------  ----------  ----------  ----------  ----------   ----------   ----------

Balances at December 31, 1997    1,500,000      15,000  46,111,820         461      66,094     128,977         (332)     210,200

     Exercise of options                                 1,330,000          13       4,286                                 4,299

     Notes receivable for sale
     of stock                                                                                                (3,719)      (3,719)

     Preferred stock dividend                                                                     (900)                     (900)

     Net earnings                                                                                  401                       401
                                ----------  ----------  ----------  ----------  ----------  ----------   ----------   ----------

Balances at December 31, 1998    1,500,000      15,000  47,441,820         474      70,380     128,478       (4,051)     210,281

     Exercise of options                                   575,130           6       2,385                                 2,391

     Notes receivable for sale
     of stock                                                                                                  (374)        (374)

     Preferred stock dividend                                                                     (900)                     (900)

     Net earnings                                                                               11,574                    11,574
                                ----------  ----------  ----------  ----------  ----------  ----------   ----------   ----------

Balances at December 31, 1999    1,500,000  $   15,000  48,016,950  $      480  $   72,765  $  139,152   ($   4,425)  $  222,972
                                ==========  ==========  ==========  ==========  ==========  ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997

                                 (In thousands)

                                                                                      1999         1998           1997
                                                                                  -----------   -----------   -----------
Cash flows from operating activities:
    Net earnings                                                                  $    11,574   $       401   $    35,194
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Depreciation and amortization                                                 21,930        15,923        11,274
         Restructuring related charges                                                               16,437
         Deferred income taxes                                                          4,637        (3,711)        1,527
         Nonrecurring gains                                                                                        (5,624)

         Changes in assets and liabilities, excluding effects from acquisitions:
           Receivables                                                                 41,500       (13,050)      207,397
           Inventories                                                                101,744        68,745        35,506
           Other current assets                                                        (1,795)          856           628
           Accounts payable                                                            31,660        23,950      (144,949)
           Restructuring accrual                                                       (9,381)       (2,349)
           Accrued liabilities and other                                               (7,369)       (7,819)       12,970
                                                                                  -----------   -----------   -----------
              Net cash provided by operating activities                               194,500        99,383       153,923
                                                                                  -----------   -----------   -----------

Cash flows from investing activities:
    Capital expenditures                                                               (6,867)      (14,330)      (22,418)
    Business acquisitions, net of cash acquired                                      (141,253)      (49,679)
    Proceeds from sale of buildings                                                    45,466                       1,960
    Proceeds from sale of securities                                                                                2,724
                                                                                  -----------   -----------   -----------
              Net cash used in investing activities                                  (102,654)      (64,009)      (17,734)
                                                                                  -----------   -----------   -----------

Cash flows from financing activities:
    Borrowings under revolver                                                         996,065       611,250       735,100
    Repayment of revolver                                                          (1,079,494)     (644,134)     (875,061)
    Issuance of common stock                                                            2,017         1,480         4,808
    Repayment of convertible debt                                                                    (3,000)
    Preferred stock dividend                                                             (900)         (900)         (900)
                                                                                  -----------   -----------   -----------
              Net cash used in financing activities                                   (82,312)      (35,304)     (136,053)
                                                                                  -----------   -----------   -----------

Net increase in cash                                                                    9,534            70           136

Cash at beginning of year                                                               4,526         4,456         4,320

                                                                                  -----------   -----------   -----------
Cash at end of year                                                               $    14,060   $     4,526   $     4,456
                                                                                  ===========   ===========   ===========

Supplemental disclosure of cash flow information
    Income taxes paid                                                             $       824   $     7,074   $    16,078
    Financing expenses paid                                                            24,997        20,034        14,904

Supplemental disclosure of noncash financing activities
    Receipt of note receivable on sale of building                                                            $     7,800

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(1)      Summary of Significant Accounting Policies

                  Description of Business

                           CompuCom Systems, Inc. and subsidiaries (the
                  "Company") is a leading provider of technology management services and information technology products to large and medium-sized corporate customers, as well as state and local governmental agencies. The Company's services include field engineering, LAN/WAN projects, consulting, configuration, help desk, asset tracking and network management.

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

                  Cost in Excess of Fair Value of Tangible Net Assets Purchased

                           Cost in excess of fair value of tangible net assets
                  purchased represents goodwill and customer lists and is amortized using the straight-line method over a 3 to 20 year period. Accumulated amortization at December 31, 1999 and 1998 was $24,733,000 and $17,140,000, respectively.

                           The Company assesses the recoverability of goodwill
                  by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.


                                                                     (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

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

                  Financial Instruments

                           The Company's financial instruments, principally
                  accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. As amounts outstanding under the Company's credit agreements bear interest approximating current market rates, their carrying amounts approximate fair value.

                  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

                           Long lived assets are reviewed for impairment
                  whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Long lived assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

                           Reclassifications

                           Certain amounts in the 1997 and 1998 consolidated
                  financial statements have been reclassified to conform to the 1999 presentation.

 (2)     Inventories

                  Inventory is comprised of product inventory and service parts. At December 31, 1999 and 1998, total inventory was $129.1 million and $138.6 million, respectively, net of inventory reserves of $10.4 million and $7.8 million as of the same dates. Gross product inventory was $129.8 million and $136.1 million at December 31, 1999 and 1998, respectively, and gross service parts inventory as of the same dates was $9.7 million and $10.3 million.

(3)      Nonrecurring gain on sale of building

                  During the fourth quarter of 1997, the Company sold its former headquarters building, recognizing a nonrecurring after-tax gain of approximately $2.4 million. As part of the sale, the Company accepted cash of $2.0 million and a note receivable in the amount of $7.8 million. Interest accrued on the note at an annual rate of 6.8%. The note was secured by the Company's former headquarters building and was due and payable in full on October 31, 1998, with accrued interest. In November of 1998, the original note was modified such that accrued interest was paid through November 30, 1998, and the maturity of the note was extended to March 30, 1999, to be payable in full with accrued interest from December, 1998 through March 30, 1999. The note and accrued interest were paid in full on March 30, 1999. The note receivable is included in receivables on the Consolidated Balance Sheets as of December 31, 1998.

(4)      Sale/leaseback on corporate headquarters building

                  During 1999, CompuCom sold its corporate headquarters building in a sale/leaseback transaction for approximately $40 million. Proceeds, net of transaction costs, of approximately $37 million were used to pay down long-term debt. As part of the transaction, CompuCom entered into a 20 year operating lease on the building. The book value and associated depreciation on the building of approximately $38.6 million and $1.9 million, respectively, have been removed from the accounts and the gain realized on the sale was not material.






                                                                     (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)      Restructuring Charge

                  On October 22, 1998, the Company's Board of Directors approved a restructuring plan designed to reduce the Company's cost structure by closing certain facilities and reducing the Company's workforce. As a result, the Company recorded a restructuring charge in the fourth quarter of 1998 in the amount of $16.4 million, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance and benefits related to the reduction in workforce. The entire $16.4 million charge is reflected as a separate line in the Company's 1998 Consolidated Statement of Operations. Of the total amount expensed in the fourth quarter of 1998, approximately $2.3 million was paid through December 31, 1998. The following table provides a detail of the charges by category as a roll forward of the restructuring accrual through December 31, 1999:

                                                              (Amounts in thousands)
                                             Accrual at          Cash                       Accrual at
                                             12/31/1998        Payments       Other (1)     12/31/1999
                                           --------------  -------------   -------------  -------------
Real estate buyouts                        $        6,415  $       5,175   $           -  $       1,240

Employee severance and related benefits             2,986          2,293             133            560
Disposal of assets, net of estimated
  proceeds                                          2,907                          2,907              -

Other                                               1,780          1,780                              -
                                           --------------  -------------   -------------  -------------
Total                                      $       14,088  $       9,248   $       3,040  $       1,800

          /(1)/ Includes non-cash charges for the disposal of fixed assets and adjustments for changes in estimates.

                  The $1.8 million and $14.1 million accrued at December 31, 1999 and 1998, respectively, are reflected in accrued liabilities on the Company's Consolidated Balance Sheet.

                  Severance was determined based upon associates' years of service as well as their level within the organization. The reduction in workforce included 457 associates, of which 2 were executive officers. The reduction in workforce included associates from the following areas: sales, service, and general and administrative and were located at the Company's branch facilities located throughout the United States.

                  In addition to severance amounts paid, the Company accrued certain employee benefits in accordance with certain severance agreements. The remaining accrual at December 31, 1999 relates to severance payments, which are to be made to a former executive officer and are expected to be paid during 2000.

                  The amount accrued at December 31, 1998 for lease termination costs was the estimated cost for 65 facilities throughout the country to either fulfill the Company's obligation under a signed lease contract, the net expense expected to be incurred to sublet certain facilities, or the estimated amount to be paid to terminate the lease contract before the end of its term. The Company consulted with a professional real estate firm with knowledge of market rent rates in all applicable markets where the Company had space. Assumptions were used for market rent rates and the estimated amount of time to sublet certain facilities. Payments, net of proceeds derived from subleases, are being charged against the accrual as incurred. The remaining accrual at December 31, 1999 relates to 16 leases that have not been sublet or terminated. The facilities under these leases are idle. Rental amounts have been charged against the accrual.

                  The amount accrued at December 31, 1998 for disposal of fixed assets included an estimate of proceeds to be received from the sale of those assets. The assets primarily consisted of furniture, fixtures, and computer equipment. The Company transferred the majority of those assets to its headquarters in Dallas for ultimate disposition. Amounts charged against the accrual represent losses incurred in the disposition of those assets. This category of the restructuring accrual is fully depleted as of December 31, 1999.


                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Other restructuring charges primarily consist of amounts paid in relation to closing the branch facilities, costs incurred to ship fixed assets to the Company's headquarters in Dallas and estimated legal expenses. This category of the restructuring accrual is fully depleted as of December 31, 1999.

                  Based on revised estimates during 1999, $133,000 of the severance related accrual was reversed. Also, additional expenses related to the disposal of fixed assets of approximately $295,000 and additional expenses for other charges of approximately $225,000 were recorded during 1999 and are reflected in restructuring charges in the 1999 Consolidated Statement of Operations. The remaining restructuring accrual at December 31, 1999 is expected to be adequate to cover actual amounts paid. Any differences, if any, between the estimated amounts and actual amounts paid will be reflected in operating expenses in future periods.

(6)       Segment Information

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

                  The Company previously defined its operations as three distinct businesses - sales of computer products ("product"); services, which includes configuration, network integration, and technology support; and customized application programming ("ClientLink"). ClientLink, a majority owned subsidiary of the Company until April 1999, designed, developed, and implemented customized information technology solutions for organizations with mission-critical business processing needs. In April 1999, the Company completed the merger of ClientLink with E-Certify Corporation, retaining a minority investment in E-Certify, Inc. which is accounted for using the equity method.

                  The Company measures segment earnings as operating earnings, defined as income before restructuring charges, interest expense, and income taxes. All significant inter-segment activity has been eliminated. Business assets are the assets owned by or allocated to each business. The "ClientLink, Inc." column for year ended December 31, 1999 contains its operating results until the April 1999 merger. The "Other" column includes the Company's investment in E-Certify, Inc. after the April 1999 merger, as well as all assets not specifically allocated to a segment.





                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

For the Year Ended December 31, 1999

Operating Results                Product           Service         ClientLink,        Other           Total
-----------------                -------           -------         -----------        -----           -----
                                                                      Inc.
                                                                      ----
(in thousands)

Net revenues                    $2,607,967       $  300,105       $    3,817       $        0        $2,911,889

Gross margin                       211,247          101,184            1,719                0        $  314,150

Operating earnings/(loss)
  excluding restructuring
  charges                            7,079           35,861              474             (855)       $   42,559

Restructuring charge                                                                                 $      387

Financing expenses                                                                                   $   23,195
                                                                                                  -------------
Earnings before income taxes                                                                         $   18,977

Total assets                    $  303,647       $   35,522       $        0       $  158,883        $  498,052


For the Year Ended December 31, 1998

Operating Results                Product           Service         ClientLink,        Other           Total
-----------------                -------           -------         -----------        -----           -----
                                                                      Inc.
                                                                      ----
(in thousands)
Net revenues                    $1,980,578       $  258,806       $   15,081       $        0        $2,254,465

Gross margin                       193,727           83,355            6,878                0        $  283,960

Operating earnings excluding
  restructuring charges             17,623           15,202            3,022                0        $   35,847

Restructuring charges                                                                                $   16,437

Financing expenses                                                                                   $   18,742
                                                                                                  -------------
Earnings before income taxes                                                                         $      668

Total assets                    $  339,778       $   45,209       $    3,007       $  157,495        $  545,489


For the Year Ended December 31, 1997

Operating Results                Product           Service         ClientLink,        Other           Total
-----------------                -------           -------         -----------        -----           -----
                                                                      Inc.
                                                                      ----
(in thousands)

Net revenues                    $1,699,268       $  237,042       $   13,492       $        0        $1,949,802

Gross margin                       176,234           84,952            6,359                0        $  267,545

Operating earnings                  39,121           26,292            2,568                0        $   67,981

Financing expenses                                                                                   $   14,947

Nonrecurring gains                                                                                   $    5,624
                                                                                                  -------------
Earnings before income taxes                                                                         $   58,658

Total assets                    $  323,970       $   38,215       $    6,449       $   93,956        $  462,590



(7)       Financing Arrangements

                  The Company has financing arrangements which total $450 million, consisting of a $250 million receivable securitization facility and a $200 million working capital facility.







                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  In May 1999, the Company replaced its previous receivables securitization and working capital facility with a $175 million receivables securitization facility ("Securitization") and a $225 million working capital facility ("Revolver"). Under the Securitization, which has a term of three years and pricing based on a designated short term interest rate plus an agreed upon spread, the Company has an agreement with a financial institution that allows the Company to sell, at a discount, an interest in a portion of its trade accounts receivable ("receivables") to that financial institution. As collections reduce receivables balances sold, the Company may sell interests in new receivables to bring the amount available up to the maximum allowed. In accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company has recorded this transaction as a sale of accounts receivable. This sale is reflected as a reduction of accounts receivable on the Consolidated Balance Sheets and is included in the net cash provided by operating activities in the Consolidated Statement of Cash Flows. The proceeds from the sale of receivables were used to pay down long-term debt. The Company is retained as servicer of the receivables; however, the cost of servicing is not material. Discounts associated with the sale of receivables totaled $13.0 million and $10.8 million for 1999 and 1998, respectively. The Company increased the Securitization to $250 million in September 1999. Amounts outstanding as sold receivables were $250 million and $173.6 million at December 31, 1999 and December 31, 1998, respectively. The designated short-term interest rate at December 31, 1999 was 6.26%.

                  The Revolver, which matures in May 2002, bears interest at a rate of LIBOR plus an agreed-upon spread and is secured by a lien on the Company's assets. Availability under the Revolver is subject to a borrowing base calculation. As of December 31, 1999, availability under the Revolver was approximately $82 million. Terms of the Revolver limit the amounts available for capital expenditures and dividends. The Revolver was reduced by $25 million in September 1999 and is scheduled to be reduced by an additional $25 million in May 2000. Both the Securitization and the Revolver require the Company to maintain compliance with selected financial covenants and ratios. No amounts were outstanding under the Revolver as of December 31, 1999.

                  The Company's weighted-average interest rate on borrowings was approximately 7.7%, 6.6% and 6.7%, in 1999, 1998 and 1997, respectively.

                  The Company capitalized interest costs of $1.0 million in 1997 as part of the refurbishment of its corporate headquarters and operations campus. Construction was substantially completed in 1997.

 (8)      Accrued Liabilities

          Accrued liabilities consist of the following as of December 31:

                                             (Amounts in thousands)
                                             1999             1998
                                          ----------     ------------
Accrued payroll and payroll taxes         $   27,170     $     21,754

Accrued cost of software and licenses         24,083           18,903

Accrued restructuring related charges          1,800           14,088

Accrued sales tax payable                      9,642            7,812

Other                                         29,298           26,661
                                          ----------     ------------

Total                                     $   91,993     $     89,218
                                          ==========     ============








                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)      Income Taxes

         The provision for income taxes is comprised of the following (in thousands):

                                                        1999               1998               1997
                                                   --------------     --------------     --------------
         Current:
              Federal                              $       2, 401      $       3,271     $       19,422
              State                                           365                707              2,211
         Deferred, primarily federal                        4,637             (3,711)             1,831
                                                   --------------      -------------     --------------

                                                   $        7,403      $        267      $       23,464
                                                   ==============      =============     ==============

         Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rates of 34% in 1999 and 1998 and 35% in 1997 to earnings before income taxes as a result of the following (in thousands):

                                                        1999                1998              1997
                                                  ---------------     -------------      --------------

         Computed "expected" tax expense                    6,452               227              20,530

         State taxes, net of U.S. Federal
                  income tax benefit                          401              (848)              1,989
         Other, net                                           550               888                 945
                                                  ---------------     -------------      --------------

         Actual income tax provision                        7,403               267              23,464

                                                  ===============     =============      ==============

         Effective tax rate                                  39.0%             40.0%               40.0%
                                                  ===============     =============      ==============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below (in thousands).

                                                               1999      1998
                                                              -------   -------
Deferred tax assets:
    Net operating loss and credit carryforwards               $ 8,292   $ 7,564
    Inventories, principally due to reserves and additional
      costs inventoried for tax purposes                          559       640
    Accounts receivable, principally due to allowance for
      doubtful accounts                                         1,784     1,228
    Deferred revenue                                            1,723         0
    Restructuring accrual                                         630     4,931
    Other accrued expenses                                      3,765     4,123
                                                              -------   -------
      Deferred tax assets                                      16,753    18,486
                                                              -------   -------
Deferred tax liabilities:
    Intangible assets                                           3,823     1,767
    Accelerated depreciation                                    2,657     3,575
    Section 481a adjustment                                     1,310     1,966
    Other                                                       5,751     5,838
                                                              -------   -------
      Deferred tax liabilities                                 13,541    13,146
                                                              -------   -------
           Net deferred tax asset                             $ 3,212   $ 5,340
                                                              =======   =======

                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  The Company has available net operating loss carryforwards, resulting from acquisitions, totaling approximately $21 million, which expire in the years 2007 to 2012. The Company also has available alternative minimum tax credit carryforwards of approximately $982,000, which may be carried forward indefinitely. The utilization of these pre-acquisition tax loss carryforwards and tax credits is limited to approximately $2 million each year under Internal Revenue Code section 382.

(10)     Preferred Stock

                  The Company has authorized three million shares of Series B Cumulative Convertible Preferred Stock ("Series B Shares"), stated value $10. In 1994, Safeguard Scientifics, Inc. ("Safeguard"), purchased from the Company $20 million (2,000,000 shares) of its Series B Shares. The Series B Shares are convertible into shares of Common Stock based on a conversion price of $6.77 per share subject to anti-dilution adjustments. The Series B Shares are entitled to a 6% per annum cumulative dividend payable out of legally available funds. The Series B Shares are entitled to one vote for each share of Common Stock into which such Series B Shares may be converted, except that in the election of directors (as long as Safeguard owns at least 40% of the Company's then outstanding voting securities, excluding the Series B Shares), the Series B Shares will be entitled to five votes for each share of Common Stock into which the Series B Shares may be converted. Safeguard has up to a 60% voting interest as a result of its ownership of the Series B Shares. On December 29, 1995, Safeguard converted 500,000 of its Series B Shares into 738,552 shares of the Company's Common Stock.

(11)     Stock-Based Compensation

                  The Company maintains four stock option plans covering certain key employees and outside directors. The 1983 Stock Option Plan ("1983 Plan") and the 1984 Non-Qualified Stock Option Plan ("1984 Plan") expired by their terms in May 1993 and January 1994, respectively, and therefore no new grants can be awarded out of those plans. All eligible option grants have been made from the Stock Option Plan for Directors ("Directors Plan"), although not all options have been exercised. Under the Directors Plan, nonemployee directors were initially granted 10,000 options upon election to the Board, with subsequent service grants awarded in accordance with formulas based upon years of service. Options under the Directors Plan vest 25% each year and expire after 10 years. The Company adopted a 1993 Stock Option Plan ("1993 Plan") under which the Company may grant qualified or nonqualified stock options to eligible employees and outside directors. The 1993 Plan was amended in 1995, 1997, and 1999 to increase the number of shares available. To the extent allowable, all grants are incentive stock options. All options granted under the plans to date have an exercise price equal to the market price of the Company's common stock on the date of grant. Generally, options vest 20-25% each year and expire after 10 years under the 1983 Plan, the 1984 Plan, and the 1993 Plan. After May 1996, all options granted to nonemployee directors have been issued from the 1993 Plan. At December 31, 1999, approximately 7 million shares of common stock are authorized for issuance under the Company's stock option plans.

                  On October 22, 1998, the Company's Board of Directors approved a measure enabling all employees who had been previously granted stock options, with the exception of executive officers, the opportunity to reprice the exercise price of their respective options to the Company's stock price as of that date, which was $3.1875 per share. In exchange for the repricing of options, those employees agreed to forfeit the ability to exercise the options for one year, or until October 22, 1999. All vesting was kept intact. As a result, a total of 1.51 million options with a weighted average exercise price of $6.76 per share were repriced to $3.1875 per share. The Company accounted for this repricing as a cancellation of old options and the issuance of new options.

                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  On October 22, 1998, the Company's Board of Directors approved a stock option grant agreement for 500,000 shares to a director and officer of the Company. The option price was equal to the fair market value of the Company's common stock on the date of grant. Exercisability of the options was immediate, although vesting occurs at 25% per year. All 500,000 options were exercised on December 23, 1998. These options were issued outside of the 1993 Plan.

                  In 1998, the Company created the CompuCom Systems, Inc. Employee Stock Purchase Plan ("ESPP"). The ESPP provides eligible Company employees the opportunity to purchase common stock of the Company through accumulated payroll deductions. Participation in the ESPP is for periods of six months, beginning on January 1 and July 1 of each year. The first such period was July 1 (i.e., "the enrollment date") through December 31, 1998 (i.e., "the exercise date"). The exercise price, as defined, for each six month period, is equal to the lower of 85% of the fair market value, as defined, of the Company's common stock price on the enrollment date or the exercise date. Once the shares have been purchased, each employee has the option of keeping his shares or selling them at any time. For the six-month withholding period from July 1 through December 31, 1998, employees purchased approximately 193,000 shares on January 1, 1999 at $2.975 per share. For the six-month withholding periods from January through June 30, 1999 and July 1 through December 31, 1999, employees purchased approximately 159,000 shares at an average price of $3.43 and approximately 183,000 shares at an average price of $3.50, respectively, in January of 2000. A total of 1.0 million shares were authorized for issuance under the ESPP.

                  The Company applies APB 25 and related interpretations in accounting for its various fixed stock option plans and its stock purchase plan. Had compensation cost been recognized consistent with SFAS No. 123, the Company's net earnings/(loss) and earnings/(loss) per share would have been reduced/(increased) to the pro forma amounts indicated below:


         (In thousands, except per share amounts)                     1999         1998       1997
                                                                      ----         ----       ----
         Net earnings/(loss)                      As reported      $ 11,574      $  401    $ 35,194
                                                  Pro forma        $ 10,229     ($2,161)   $ 34,639

         Basic earnings/(loss) per share          As reported      $    .22     ($  .01)   $    .75
                                                  Pro forma        $    .20     ($  .07)   $    .74


         Diluted earnings/(loss) per share        As reported      $    .22     ($  .01)   $    .71
                                                  Pro forma        $    .19     ($  .07)   $    .69



                  The per share weighted-average value of stock options issued by the Company during 1999, 1998 and 1997 was $1.82 , $2.14, and $4.20, respectively, on the dates of grant using the Black Scholes option-pricing model. The Company used the following weighted-average assumptions to determine the fair value of stock options granted:

                                                   1999                1998                1997
                                             -----------------   -----------------   -----------------
         Dividend yield                             0%                  0%                  0%
         Expected volatility                       59%                 59%                 63%
         Average expected option life            5 years             5 years             5 years
         Risk-free interest rate               5.2% to 6.4%        4.4% to 5.8%        5.9% to 6.8%


                  The fair value of the employees' purchase rights granted in 1999 was $1.52. This estimation of fair value was based on the Black Scholes model with the following assumptions for 1999: dividend yield of 0%, expected volatility of 59%, expected life of 6 months, and a risk-free interest rate of 5.5%.



                                                                    (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



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

                  Option activity under the Company's plans is summarized below:


                                                    1999                       1998                        1997
                                               -------------------------  --------------------------  -------------------------
                                                              Weighted-                   Weighted-                  Weighted-
                                                               Average                     Average                    Average
                                                              Exercise                    Exercise                   Exercise
                                                   Shares       Price         Shares        Price         Shares       Price
                                               -------------------------  --------------------------  -------------------------
                                                    (In thousands)             (In thousands)              (In thousands)
         Outstanding at beginning of year             3,994     $  4.16           4,009       $5.51          4,021       $3.96
              Granted                                 1,920        3.57           3,458        3.91          1,642        7.07
              Exercised                               (382)        1.65         (1,330)        3.17        (1,225)        2.39
              Canceled                              (1,556)        4.91         (2,143)        6.89          (429)        5.82
                                                    -------                     -------                    -------

         Outstanding at end of year                   3,976     $  3.78           3,994       $4.16          4,009       $5.51
                                                    =======                     =======                    =======

         Options exercisable at year-end              1,114     $  4.13           1,225       $3.97          1,343       $3.40

         Shares available for future grant            3,008                         436                      1,190

                  The following summarizes information about the Company's stock options outstanding at December 31, 1999:


                                                Options Outstanding                        Options Exercisable
                                ----------------------------------------------------  ------------------------------

                                                      Weighted-         Weighted-                       Weighted-
               Range of                                Average           Average                         Average
               Exercise             Number            Remaining         Exercise          Number         Exercise
                Prices            Outstanding     Contractual Life        Price        Exercisable        Price
         ---------------------  ----------------  ------------------  --------------  ---------------  -------------
                                (In thousands)         (years)                        (In thousands)
          $ 1.00 -    $3.13                87            2.9                $  2.57               87        $  2.57
            3.19 -     3.19             2,405            8.4                   3.19              651           3.19
            3.25 -     4.38             1,040            8.7                   3.80              118           3.54
            4.63 -    10.80               438            7.0                   7.14              254           7.20
           12.50 -    12.50                 6            6.4                  12.50                4          12.50
                                        -----                                                  -----
          $ 1.00 -    12.50             3,976            8.2                $  3.78            1,114        $  4.13
                                        =====                                                  =====







                                                                    (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12)     ClientLink / E-Certify Merger

                  On April 13, 1999, the Company completed the merger ("the E-Certify merger") of its majority-owned subsidiary, ClientLink, Inc. ("ClientLink") with E-Certify Corporation. The combined operations of ClientLink and E-Certify are conducted under the name E-Certify, Inc. The Company has recorded its investment in E-Certify, Inc. at the net carrying amount of its investment in ClientLink and is accounting for the ongoing operation of E-Certify, Inc. using the equity method and as such has condensed its net investment into a single investment account, which is included in Other Non-current Assets as of December 31, 1999.

(13)     Business Combinations

                  On May 10, 1999, the Company consummated the acquisition of the TASD division of ENTEX Information Services, Inc ("the TASD acquisition"). The total consideration given for the TASD acquisition was approximately $137 million in cash. The TASD acquisition was accounted for as a purchase and accordingly the consolidated financial statements reflect the operations of the acquired entity since the acquisition date. The purchase price has been allocated to identifiable assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition and the balance has preliminarily been recorded as goodwill and is being amortized over 20 years on a straight-line basis. At the date of the acquisition, the Company had plans to sell a distribution center located in Erlanger, Kentucky ("Erlanger"). Accordingly, a portion of the purchase price was allocated to the net realizable value of Erlanger. In conjunction with this acquisition the Company provided for certain employee termination costs of approximately $2.3 million primarily related to the closing of this duplicate facility. Erlanger was sold in December of 1999 for approximately $8.7 million. No gain or loss was recognized on the sale. At December 31, 1999, the Company had terminated 370 employees related to the closing of Erlanger and all related costs were paid out by year-end. The Company does not expect to incur any additional costs related to the closing of this facility in future periods. The initial purchase price allocation is preliminary and may be adjusted upon completion of the final valuation work.

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

                  The following unaudited proforma financial information presents the combined results of operations as if the 1998 acquisitions and the TASD acquisition had occurred as of the beginning of 1998, after giving effect to certain adjustments, including amortization of goodwill, increased financing expense on debt related to the acquisitions, and related income tax effects. The proforma results do not necessarily represent results which would have occurred if the 1998 acquisitions and the TASD acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.


                                                (in thousands, except per share data)
                                                           1999                  1998
                                                           ----                  ----
         Revenue                                     $3,531,629            $4,358,525

         Net earnings / (loss)                           $4,530             $(23,937)

         Diluted earnings / (loss) per share              $0.08               $(0.54)





                                                                    (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(14)     Related Party Transactions

                  In 1994, the Company loaned an officer and director of the Company $1,181,250 evidenced by a term note receivable. The proceeds of the loan were used to purchase shares of the Company's common stock. Interest on the note accrues at the rate of 6% per annum. Terms of the note were amended in February 1999 such that principal and accrued interest are due on October 22, 2001. The outstanding balance of the note at December 31, 1999 and 1998 was $900,000, which is included in notes receivable from the sale of stock on the Consolidated Balance Sheets. In addition, in 1998, the Company loaned this individual $2,021,875 evidenced by a term note receivable. Interest on this note accrues at the rate of 5.1% per annum. Principal and interest are due on August 22, 2003. The loan proceeds were used to exercise stock options and the balance is included in notes receivable from the sale of stock on the Consolidated Balance Sheets at December 31, 1999 and 1998. This officer is no longer employed by the Company. In January 2000, the individual transferred shares to the Company in satisfaction of the outstanding balance on the notes.

                  In 1997, the Company loaned an officer and director of the Company $661,251 evidenced by a term note receivable. Interest on the note accrues at the rate of 6.25% per annum and is payable annually on June 17. A portion of the loan proceeds was used to exercise stock options. This portion of the loan is included in notes receivable from the sale of stock, while the remainder of the loan is included in Other Assets on the Consolidated Balance Sheets at December 31, 1999 and 1998. Principal on the note is due on June 17, 2000. In addition, in 1999, the Company loaned this individual $625,950 evidenced by a term note receivable. Interest on the note accrues at the rate of 5.74% per annum. Principal and accrued interest on the note is due on November 30, 2000. A portion of the loan proceeds was used to exercise stock options. This portion of the loan is included in notes receivable from the sale of stock, while the remainder of the loan is included in Other Assets on the Consolidated Balance Sheets at December 31, 1999. This officer is no longer employed by the Company. In connection with the severance arrangement with this former officer, the Company modified the terms of the original grant and as a result recorded compensation expense of approximately $529,000 which is reflected in general and administrative expense in the accompanying financial statements.

                  In 1998, the Company loaned an officer and director of the Company $796,875 evidenced by a term note receivable. Interest on the note accrues at the rate of 4.33% per annum and is payable upon maturity of the note. The loan proceeds were used to exercise stock options and are included in notes receivable from the sale of stock on the Consolidated Balance Sheets at December 31, 1999 and 1998. Principal on the note is due on December 31, 2001.

                  All of the loans are full recourse loans. In addition, the Company has retained physical possession of the resulting stock certificates.

                  The Company has transactions in the normal course of business with Safeguard or affiliated companies. As of December 31, 1999 Safeguard owned approximately 50% of the Company's outstanding common stock. The Company pays Safeguard a fee for providing certain administrative, legal and financial services to the Company. General and administrative expenses include charges from Safeguard of $600,000 in 1999, 1998, and 1997. In addition, during 1999, the Company incurred consulting-related expenses of approximately $3.5 million from affiliates of Safeguard.

                  The Company founded PC Service Source, Inc. ("PCSS") in 1990, then known as PC Parts Express, Inc. In January 1994, the Company sold the majority of its interest in PCSS in exchange for cash, a secured note receivable ("secured note"), and warrants to purchase additional PCSS common stock. In April 1994, the Company participated in an initial public offering of PCSS common stock. During the second quarter of 1996, the Company participated in a secondary stock offering of PCSS common stock resulting in a nonrecurring after-tax gain on the sale of securities of $5.2 million. Concurrent with the secondary offering, the Company exercised warrants for 250,000 shares of PCSS common stock at an exercise price of $2.25, selling those shares in conjunction with the secondary offering. During the third quarter of 1997, the Company received early payment of the secured note, thus recognizing a previously deferred nonrecurring after-tax gain of $1.0 million.


                                                                    (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(15)     Earnings Per Share

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


                                                 Year ended December 31, 1999
                                           -----------------------------------------------
                                                 Income          Shares
                                              (Numerator)     (Denominator)       EPS
                                           ----------------- -----------------  ----------
Net earnings                                   $ 11,574
Less:  Preferred stock dividends                   (900)
                                               --------

Basic EPS
Income available to common shareholders          10,674           47,657         $   .22

Effect of dilutive securities
Stock options                                                        617
                                               --------           ------

Diluted EPS
Income available + assumed conversions           10,674           48,274         $   .22
                                               ========           ======         =======


                                                 Year ended December 31, 1998
                                           -----------------------------------------------
                                                 Income          Shares
                                              (Numerator)     (Denominator)       EPS
                                           ----------------- -----------------  ----------

Net earnings                                   $ 401
Less:  Preferred stock dividends                (900)
                                               ------
Basic EPS
Income available to common shareholders         (499)             46,346           ($ .01)
                                               ------             ------

Diluted EPS
Income available + assumed conversions          (499)             46,346           ($ .01)
                                               ======             ======            ======









                                                                    (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                                                Year ended December 31, 1997
                                                -----------------------------------------------------------
                                                     Income                 Shares
                                                   (Numerator)          (Denominator)               EPS
                                                -----------------     -----------------          ----------
          Net earnings                              $35,194
          Less:  Preferred stock dividends             (900)
                                                    -------


          Basic EPS
          Income available to common shareholders    34,294                 45,686                $   .75

          Effect of dilutive securities
          Stock options                                                      1,745
          Convertible preferred stock                   900                  2,216
          Convertible debt                               92                    387
                                                    -------                -------

          Diluted EPS
          Income available + assumed conversions     35,286                 50,034                $   .71
                                                    =======                =======                =======

                  The Company has excluded 2,215,657; 4,239,657; and 150,325 shares from its calculations of diluted earnings per share in 1999, 1998 and 1997 respectively, as they are considered anti-dilutive.

 (16)    Leases

                  The Company has noncancelable operating leases for facilities and equipment, which expire at various dates from 2000 to 2005, with the exception of the operating lease on the Company's headquarters facility, which expires in 2019. Total rental expense for operating leases was $10.4 million, $11.2 million and $8.9 million in 1999, 1998 and 1997, respectively. Future minimum lease payments under noncancelable operating leases as of December 31, 1999 are: $11.2 million - 2000; $9.3 million - 2001; $7.9 million - 2002; $7.2 million
         - 2003; $5.4 million - 2004; and $56.1 million - thereafter. These future minimum lease payments include the remaining obligations under leases that are being abandoned as part of the restructuring (the "Restructuring Leases"). The future minimum lease payments of the Restructuring Leases are $1.1 million - 2000; $0.8 million - 2001; $0.6 million - 2002; and $0.5 million - 2003.

(17)     Savings Plan

                  The Company modified its defined contribution plan (401(k) Matched Savings Plan) ("the Plan") in 1999. Previously, the Plan covered substantially all employees who had completed at least six months of qualifying service and allowed participant contributions in an amount between 1% and 10% of their eligible compensation. The modified Plan allows employees to participate in the Plan on the first day of employment and contribute up to 15% of eligible compensation. The Company continues to match 50% of each participant's qualifying contribution up to 4% of compensation, and an additional 25% of the next 2% of the participant's qualifying contributions. Amounts expensed relating to the Plan were $2.6 million, $2.4 million and $1.6 million in 1999, 1998 and 1997, respectively.





                                                                     (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(18)    Quarterly Financial Data (Unaudited)

                                                         1st               2nd              3rd              4th
                                                       Quarter           Quarter          Quarter          Quarter
                                                     -------------    --------------    -------------    -------------
                                                                 (in thousands, except per share amounts)
         1999
             Revenue:
                Product                                  $421,292          $728,043         $806,191         $652,441
                Service                                    68,557            74,206           83,151           74,191
                Other                                       3,471               346
                                                     -------------    --------------    -------------    -------------
                Net revenue                               493,320           802,595          889,342          726,632
             Gross margin:
                Product                                   $33,548           $56,537          $65,615          $55,547
                Service                                    23,321            25,238           29,049           23,576
                Other                                       1,602               117
                                                     -------------    --------------    -------------    -------------
                Total gross margin                         58,471            81,892           94,664           79,123

             Net earnings/(loss)                         ($2,289)            $2,522           $6,508           $4,833
             Earnings/(loss) per common share:
                Basic                                      (0.05)              0.05             0.13             0.10
                Diluted                                    (0.05)              0.05             0.13             0.10

                                                          1st               2nd              3rd              4th
                                                        Quarter           Quarter          Quarter          Quarter
                                                     -------------    --------------    -------------    -------------
                                                                 (in thousands, except per share amounts)
         1998
             Revenue:
                Product                                 $ 376,778         $ 530,495        $ 531,640        $ 541,665
                Service                                    57,173            63,237           67,756           70,640
                Other                                       3,801             3,825            3,934            3,521
                                                     -------------    --------------    -------------    -------------
                Net revenue                               437,752           597,557          603,330          615,826
             Gross margin:
                Product                                  $ 43,880          $ 50,528         $ 49,586         $ 49,733
                Service                                    18,414            19,865           22,040           23,036
                Other                                       1,871             1,761            1,858            1,388
                                                     -------------    --------------    -------------    -------------
                Total gross margin                         64,165            72,154           73,484           74,157

             Net earnings/(loss)                          $ 3,843           $ 4,286          $ 1,063      ($   8,791) *
             Earnings/(loss) per common share:
                Basic                                         .08               .09              .02            (.19) *
                Diluted                                       .08               .09              .02            (.19) *

             * Includes Restructuring charges related to reorganization of $9.9 million or ($.21) per share (Basic and Diluted)

                                                                     (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 (19) Contingencies

               The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations, taken as a whole.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                  Schedule II

                       Valuation and Qualifying Accounts

                 Years ended December 31, 1999, 1998 and 1997

                                (In thousands)


                                                       Balance at         Charged to                            Balance at
                                                      Beginning of        Costs and                               End of
                       Description                       Period            Expenses         Charge offs           Period
         ----------------------------------------    ---------------    ---------------    ---------------    ---------------
         Trade receivables-
              Allowance for doubtful accounts

                           1997                       $ 2,274              2,114              1,716              $ 2,672

                           1998                       $ 2,672              1,856              1,021              $ 3,507

                           1999                       $ 3,507              2,344                756              $ 5,095


         Inventory reserves

                           1997                       $ 8,934             14,844             13,854             $ 9,924

                           1998                       $ 9,924             14,204             16,326             $ 7,802

                           1999                       $ 7,802             17,885             15,319            $ 10,368



SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CompuCom Systems, Inc.

By: /s/ M. Lazane Smith
    ----------------------
M. Lazane Smith
Senior Vice President, Finance and Chief Financial
Officer (Chief Accounting Officer)

Dated:   February 23, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:   February 23, 2000

/s/ Harry Wallaesa                                   /s/ Edwin L. Harper
---------------------------                          ----------------------
Harry Wallaesa                                       Edwin L. Harper
Chairman of the Board and Director                   Director

/s/ J. Edward Coleman                                /s/ Delbert W. Johnson
---------------------------                          -----------------------
J. Edward Coleman                                    Delbert W. Johnson
Chief Executive Officer                              Director
And Director

/s/ Thomas C. Lynch                                  /s/ John D. Loewenberg
---------------------------                          ------------------------
Thomas C. Lynch                                      John D. Loewenberg
President, Chief Operating Officer                   Director
And Director

/s/ Warren V. Musser                                 /s/ Anthony J. Paoni
---------------------------                          ------------------------
Warren V. Musser                                     Anthony J. Paoni
Director                                             Director

/s/ Michael J. Emmi                                  /s/ Edward N. Patrone
---------------------------                          ------------------------
Michael J. Emmi                                      Edward N. Patrone
Director                                             Director

/s/ Richard F. Ford
---------------------------
Richard F. Ford
Director