Form 10-Q
period 2000-03-31
COMPUCOM SYSTEMS INC
filed 2000-05-15
CIK 736291

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the three months ended March 31, 2000         Commission File Number 0-14371
-----------------------------------------         ------------------------------


                            COMPUCOM SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                   Delaware                                    38-2363156
      -------------------------------                    ----------------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification Number)

       7171 Forest Lane, Dallas, TX                              75230
  ----------------------------------------                     ----------
  (Address of principal executive offices)                     (Zip Code)

  Registrant's telephone number, including area code:        (972) 856-3600
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



The number of shares of the Registrant's common stock outstanding as of May 12, 2000 was 48,657,146 shares.


================================================================================

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                     Index



PART I.    FINANCIAL INFORMATION                                         Page
-------    ---------------------                                         ----

Item 1.    Condensed Consolidated Balance Sheets
              March 31, 2000 (unaudited) and December 31, 1999             3

           Condensed Consolidated Statements of Operations
              Three months ended March 31, 2000 and 1999 (unaudited)       4

           Condensed Consolidated Statements of Cash Flows
              Three months ended March 31, 2000 and 1999 (unaudited)       5

           Notes to Condensed Consolidated Financial
              Statements (unaudited)                                       6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   12

Item 3.    Quantitative and Qualitative Disclosure About Market Risk      16


PART II.   OTHER INFORMATION
--------   -----------------

Item 6.    Exhibits and Reports on Form 8-K                               17

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                     March 31,            December 31,
                                                                       2000                    1999
                                                                   -----------            ------------
                                                                   (unaudited)
                                  Assets
                                  ------
Current assets:
   Cash                                                             $    4,675             $    14,060
   Receivables                                                         206,040                 218,522
   Inventories                                                         100,233                 129,076
   Other                                                                 6,853                   9,238
                                                                   -----------            ------------
      Total current assets                                             317,801                 370,896

Property and equipment, net                                             27,620                  29,718

Cost in excess of fair value of tangible net assets
   purchased, less accumulated amortization                             83,866                  85,086
Other                                                                   13,446                  12,352
                                                                   -----------            ------------

                                                                    $  442,733             $   498,052
                                                                   ===========            ============

               Liabilities and Shareholders' Equity
               ------------------------------------
Current liabilities:
   Accounts payable                                                 $  136,120             $   182,247
   Accrued liabilities                                                  74,371                  91,993
                                                                   -----------            ------------
      Total current liabilities                                        210,491                 274,240

Long-term debt                                                          18,400                      --
Deferred income taxes                                                       --                     840

Shareholders' equity:
   Preferred stock                                                      15,000                  15,000
   Common stock                                                            487                     480
   Additional paid-in capital                                           74,353                  72,765
   Retained earnings                                                   128,666                 139,152
   Treasury stock                                                       (3,160)                     --
   Notes receivable for sale of stock                                   (1,504)                 (4,425)
                                                                   -----------            ------------
      Total shareholders' equity                                       213,842                 222,972
                                                                   -----------            ------------

                                                                    $  442,733             $   498,052
                                                                   ===========            ============

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                  Three months ended March 31, 2000 and 1999
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                                                 March 31,
                                                                ----------------------------------------
                                                                       2000                    1999
                                                                ----------------         ---------------
Revenue:
   Product                                                       $       503,355          $      421,292
   Service                                                                64,066                  68,557
   Other                                                                      --                   3,471
                                                                ----------------         ---------------
       Total revenue                                                     567,421                 493,320

Cost of revenue:
   Product                                                               468,369                 387,744
   Service                                                                45,110                  45,236
   Other                                                                      --                   1,869
                                                                ----------------         ---------------
       Total cost of revenue                                             513,479                 434,849
                                                                ----------------         ---------------
           Gross margin                                                   53,942                  58,471

Operating expenses:
   Selling                                                                22,737                  23,662
   Service                                                                11,397                  10,908
   General and administrative                                             21,810                  19,299
   Depreciation and amortization                                           5,666                   4,087
   Restructuring charges                                                   5,169                      --
                                                                ----------------         ---------------
       Total operating expenses                                           66,779                  57,956
                                                                ----------------         ---------------

Earnings/(loss) from operations                                         ( 12,837)                    515

Financing expenses                                                         4,265                   4,330
                                                                ----------------         ---------------
Loss before income taxes                                                ( 17,102)                ( 3,815)

Income tax benefit                                                       ( 6,841)                ( 1,526)
                                                                ----------------         ---------------
Net Loss                                                        ($        10,261)        ($        2,289)
                                                                ================         ===============
Loss per common share:
   Basic and diluted                                                      ($ .22)                 ($ .05)

Average common shares outstanding:
   Basic and diluted                                                      48,275                  47,635



See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                  Three months ended March 31, 2000 and 1999
                                (In thousands)
                                  (unaudited)


                                                                                2000               1999
                                                                          -------------       -------------
Cash flows from operating activities:
 Net loss                                                                 ($     10,261)      ($      2,289)
 Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                                5,666               4,087
     Restructuring charges                                                        5,169                  --
     Deferred income taxes                                                       (1,856)              1,365

     Changes in assets and liabilities:
       Receivables                                                               11,423              46,365
       Inventories                                                               28,843               6,153
       Other current assets                                                         701              (3,185)
       Accounts payable                                                         (46,127)              3,549
       Accrued liabilities and other                                            (20,876)            (26,937)
                                                                          -------------       -------------
         Net cash provided by/(used in) operating activities                    (27,318)             29,108
                                                                          -------------       -------------

Cash flows from investing activities:
 Capital expenditures                                                            (1,837)             (1,125)
 Proceeds from sale of building                                                      --              39,791
                                                                          -------------       -------------
         Net cash provided by/(used in) investing activities                     (1,837)             38,666
                                                                          -------------       -------------
Cash flows from financing activities:
 Borrowings under revolver                                                      258,700             113,300
 Repayment of revolver                                                         (240,300)           (156,436)
 Repayment of real estate loan                                                       --             (25,000)
 Issuance of common stock                                                         1,595                 574
 Preferred stock dividend                                                          (225)               (225)
                                                                          -------------       -------------
         Net cash provided by/(used in) financing activities                     19,770             (67,787)
                                                                          -------------       -------------

Net decrease in cash                                                             (9,385)                (13)
Cash at beginning of period                                                      14,060               4,526
                                                                          -------------       -------------
Cash at end of period                                                      $      4,675        $      4,513
                                                                          =============       =============

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000
                                  (unaudited)

(1)  General
     -------

         These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the 1999 Annual Report on Form 10-K for CompuCom Systems, Inc. (the "Company"). The information furnished is unaudited but reflects all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the results for these interim periods. Interim results are not necessarily indicative of results expected for the full year.

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

                                                                                        Three months ended March 31, 2000
                                                                           -----------------------------------------------------
                                                                                     Loss                Shares        Per-Share
                                                                                  (Numerator)         (Denominator)      Amount
                                                                           -----------------------  ----------------- ----------
   Net loss                                                                             ($ 10,261)
   Less:  Preferred stock dividends                                                          (225)

   Basic and diluted EPS
   ---------------------
   Loss available to common shareholders                                               $  (10,486)             48,275    ($ .22)
                                                                           =======================  ================= ==========

                                                                                        Three months ended March 31, 1999
                                                                           -----------------------------------------------------
                                                                                     Loss                Shares        Per-Share
                                                                                  (Numerator)         (Denominator)      Amount
                                                                           -----------------------  ----------------- ----------


   Net loss                                                                         ($   2,289)
   Less:  Preferred stock dividends                                                       (225)

   Basic and diluted EPS
   ---------------------
   Loss available to common shareholders                                            ($   2,514)             47,635    ($ .05)
                                                                        =======================  ================= ==========

   The Company has excluded 3,529,976 and 4,111,586 shares from its calculations of diluted earnings per share for the three months ended March 31, 2000 and 1999 respectively, as they are considered anti-dilutive.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000
                                  (unaudited)

(4)  Business Combinations
     ---------------------

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

     The following unaudited proforma financial information presents the combined results of operations for the three months ended March 31, 1999 as if the TASD acquisition had occurred as of the beginning of 1999, after giving effect to certain adjustments, including amortization of goodwill, increased financing expense on debt related to the acquisition, and related income tax effects. The proforma results do not necessarily represent results which would have occurred if the TASD acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                     (in thousands, except per share data)

                                              Three Months Ended
                                                March 31, 1999
                                                --------------

     Revenue                                          $  925,560

     Net loss                                             (5,215)

     Diluted loss per share                               ($0.11)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000
                                  (unaudited)

(5)  Restructuring Charges


     During the first quarter of 2000, the Company effected a restructuring plan designed to reduce the Company's cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office facilities, and reducing the Company's workforce. As a result, the Company recorded a restructuring charge of $5.2 million in the first quarter of 2000. The $5.2 million charge is reflected as a separate line of operating expense in the Company's Condensed Consolidated Statement of Operations. The following table provides a detail of the charges and cash payments made by category as well as the amounts accrued as of March 31, 2000:

                                                                                           (in thousands)
                                                                                            --------------
                                                                Restructuring           Cash                        Accrual at
                                                                   Charge             Payments         Other          3/31/00
                                                             -------------------------------------------------------------------
     Lease termination costs                                           $ 2,904         $     (8)          $  ---         $ 2,896
     Employee severance and related benefits                             1,800             (999)             ---             801
     Other                                                                 465              (87)            (310)             68
                                                             -------------------------------------------------------------------
     Total                                                             $ 5,169         $ (1,094)          $ (310)        $ 3,765
                                                             ===================================================================


     The $3.8 million accrued at March 31, 2000 is reflected in accrued liabilities on the Company's Condensed Consolidated Balance Sheet.

     Lease termination costs include the estimated cost to close the three office facilities and represents the amount required to fulfill the Company's obligation under signed lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated amount to be paid to terminate the lease contracts before the end of their term. In developing estimated costs, the Company has consulted with a professional real estate firm with knowledge of market rent rates in all applicable markets where the Company has space. Assumptions have been used for market rent rates and the estimated amount of time necessary to sublet the facilities. Payments, net of proceeds derived from subleases, are charged against the accrual as incurred. The remaining accrual at March 31, 2000 relates to three leases for the office facilities that have not been sublet or terminated.

     Severance is paid based on associates' years of service as well as their level within the organization. The reduction in workforce included 308 associates, of which one was an executive officer. The reduction in workforce included associates from the following areas: sales, service, and general and administrative, who were located at certain of the Company's branch locations, corporate offices, and the Houston distribution center. The remaining accrual at March 31, 2000 relates to severance payments which are being paid to many of the former associates and are expected to be substantially complete by the end of 2000.

     Other restructuring charges primarily include the write-off of leasehold improvements at the Houston distribution center.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000
                                  (unaudited)

     During the fourth quarter of 1998, the Company recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance and benefits related to a reduction in workforce. The following table provides a summary by category and rollforward of the changes in this restructuring accrual for the three months ended March 31, 2000:

                                                                                        (in thousands)
                                                                                        --------------
                                                                     Accrual at             Cash               Accrual at
                                                                      12/31/99            Payments              3/31/00
                                                                   ---------------------------------------------------------

     Lease termination costs                                          $      1,240         $     (741)          $     499
     Employee severance and related benefits                                   560                (94)                466
                                                                   ---------------------------------------------------------
     Total                                                            $      1,800         $     (835)          $     965
                                                                   =========================================================

     The Company expects all restructuring activities to be substantially complete by the end of 2000 and believes the restructuring accruals are adequate.

(6)  Segment Information
     -------------------

     The Company defines its operations as two distinct businesses - sales of computer products ("product") and services, which includes configuration, network integration and technology support ("service"). ClientLink, Inc. ("ClientLink"), a majority-owned subsidiary of the Company until April 1999, provided customized application programming services and was previously defined as a third distinct business. In April 1999, ClientLink was merged with E-Certify Corporation ("E-Certify"). The combined operations of ClientLink and E-Certify are conducted under the name E-Certify, Inc. The Company has recorded its minority investment in E-Certify, Inc. at the net carrying amount of its investment in ClientLink and is accounting for the ongoing operations of E-Certify, Inc. using the equity method. The Company's investment is included in Other Non-current Assets as of March 31, 2000.

     The Company measures segment earnings as operating earnings, defined as income before restructuring charges, financing expenses and income taxes. All significant inter-segment activity has been eliminated. Business assets are the assets owned or allocated to each business. The "Other" column includes all assets not specifically allocated to a segment. The Company's investment in E-Certify, Inc. is reflected in the "Other" column for the three months ended March 31, 2000.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000
                                  (unaudited)

For the Quarter ended March 31, 2000

Operating Results                                  Product         Service               Other                 Total
-------------------------------------           ------------    ------------          -----------           -----------
(in thousands)

   Net revenues                                 $   503,355     $   $64,066           $       --            $  567,421

   Gross margin                                      34,987          18,956                                     53,943

   Operating earnings/ (loss)                      (10,552)           3,254                 (370)              (7,668)
     excluding restructuring charges

   Restructuring charges                                                                                       (5,169)

   Financing expense                                                                                           (4,265)
                                                                                                            -----------
   Loss before income taxes                                                                                 $ (17,102)
                                                                                                            -----------

   Total assets                                 $   258,673     $    35,954           $   148,106           $  442,733
                                                ============    ============          ===========           ===========


For the Quarter ended March 31, 1999

Operating Results                                  Product         Service        ClientLink, Inc.            Other       Total
-------------------------------------           ------------    ------------   ----------------------      ----------- -----------
(in thousands)

   Net revenues                                 $   421,292     $    68,559     $              3,469       $      --    $  493,320

   Gross margin                                      33,548          23,321                    1,602                        58,471

   Operating earnings/ (loss)                       (8,777)           8,549                      743                           515

   Financing expense                                                                                                       (4,330)
                                                                                                                       -----------

   Loss before income taxes                                                                                            $   (3,815)
                                                                                                                      ============

   Total assets                                 $   292,046     $    35,337    $               9,316       $  117,178  $   453,877
                                                ============    ============   ======================      =========== ===========

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000
                                  (unaudited)

(7)  Financing Arrangements
     ----------------------

     The Company has financing arrangements which total $450 million, consisting of a $250 million receivable securitization facility ("Securitization") and a $200 million working capital facility ("Revolver"). The Securitization, which matures in May 2002 and has pricing based on a designated short term interest rate plus an agreed-upon spread, allows the Company to sell an interest in its accounts receivable on a revolving basis and is accounted for as a sale of accounts receivable in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As of March 31, 2000, $160 million of the Securitization was utilized. The Revolver, which matures in May 2002, bears interest at LIBOR plus an agreed-upon spread and is secured by a lien on the Company's assets. Availability under the Revolver is subject to a borrowing base calculation. As of March 31, 2000, availability under the Revolver was approximately $68.8 million, of which $18.4 million was outstanding. In accordance with the terms of the agreement, the Revolver is scheduled to be reduced from $200 million to $175 million in May 2000. Both the Securitization and the Revolver are subject to the Company's compliance with selected financial covenants and ratios.

(8)  Related Party Transaction
     -------------------------

     In January 2000, a former officer and director of the Company transferred 685,635 shares of the Company's common stock to the Company in satisfaction of two notes receivable plus accrued interest. The notes were issued for the purchase of the Company's common stock and were reflected as notes receivable from the sale of stock in the Condensed Consolidated Balance Sheet at December 31, 1999. The number of shares transferred was based on the calculated ten day trailing average price of the Company's common stock. As a result, the Company recorded a non-cash equity transaction of approximately $3.2 million to record treasury stock, at cost.

(9)  Reclassifications
     -----------------

     Certain amounts in the 1999 condensed consolidated financial statements have been reclassified to conform with the 2000 presentation.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                 March 31, 2000

Results of Operations
---------------------

  The following table shows the Company's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, income tax benefit and net loss are shown as a percentage of total net revenue for the three months ended March 31, 2000 and 1999.

                                                                                           March 31,
                                                                                           ---------

                                                                                 2000                     1999
                                                                         ------------------------------------------
                                                                                         (in thousands)
Revenue:
    Product                                                                       $503,355                 $421,292
    Service                                                                         64,066                   68,557
    Other                                                                                -                    3,471
                                                                         ------------------------------------------
      Total revenue                                                               $567,421                 $493,320
                                                                         ==========================================

Gross margin:
    Product                                                                       $ 34,986                 $ 33,548
    Service                                                                         18,956                   23,321
    Other                                                                                -                    1,602
                                                                         ------------------------------------------
      Total gross margin                                                          $ 53,942                 $ 58,471
                                                                         ==========================================

Gross margin percentage:
    Product                                                                           7.0%                     8.0%
    Service                                                                          29.6%                    34.0%
    Other                                                                               -                     46.2%
                                                                         ------------------------------------------
      Total gross margin percentage                                                   9.5%                    11.9%
                                                                         ------------------------------------------

Operating expenses:
    Selling                                                                           4.0%                     4.8%
    Service                                                                           2.0%                     2.2%
    General and administrative                                                        3.8%                     3.9%
    Depreciation and amortization                                                     1.0%                     0.8%
    Restructuring charges                                                             1.0%                       -
                                                                         ------------------------------------------
      Total operating expenses                                                       11.8%                    11.7%
                                                                         ------------------------------------------

Earnings/(loss) from operations                                                      (2.3%)                    0.1%

Financing expenses                                                                    0.8%                     0.9%
                                                                         ------------------------------------------

Loss before income taxes                                                             (3.0%)                   (0.8%)

Income tax benefit                                                                   (1.2%)                   (0.3%)
                                                                         ------------------------------------------

Net loss                                                                             (1.8%)                   (0.5%)
                                                                         ==========================================

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

  Product revenue, which is primarily derived from the sale of desktop, mobile computing, WEB computing, and network computer products to corporate customers, increased approximately 19.5% to $503.4 million in the first quarter of 2000 from $421.3 million in the first quarter of 1999. The increase in product revenue is primarily due to the May 1999 acquisition of the Technology Acquisition Services Division of Entex Information Services ("TASD"). Negatively impacting first quarter product revenue was lower product demand resulting from its clients' Year 2000 concerns and spending on Year 2000 remediation projects that occurred in 1999 and not in 2000 as well as manufacturer direct selling and fulfillment strategies. Product gross margin as a percentage of product revenue for the first quarter of 2000 was 7.0% compared to 8.0% for the first quarter of 1999. This decrease is primarily due to a reduction in the amount of manufacturer volume incentives and increased competition from direct marketers and other corporate resellers of personal computer products. The Company anticipates a continued reduction in the amount of manufacturer sponsored volume incentives, which could lower product gross margins even further. The Company expects to experience continued pressure on both product revenue and product gross margin, the result of which may be to report lower product revenue and related product gross margin when compared to the comparable prior year period.

  Service revenue declined 6.6% to $64.1 million for the first quarter of 2000 from $68.6 million for the first quarter of 1999. Service revenue is primarily derived from field engineering, LAN/WAN projects, consulting, configuration, help desk, asset tracking, network management and software management. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. Service gross margin as a percentage of service net revenue for the quarter ended March 31, 2000 was 29.6% compared to 34.0% for the same period in 1999. The decline in both service revenue and service gross margin was primarily due to lower demand for the Company's consulting services. The Company believes the decline in consulting services revenue can be partially attributable to its clients' Year 2000 concerns and spending on Year 2000 remediation projects that occurred in 1999 and not in 2000. The decline in service gross margin was primarily a result of lower utilization in consulting services. The Company expects to experience continued pressure in the short term on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period.

  Selling expense decreased approximately $0.9 million for the three months ended March 31, 2000 as compared to the same period in the prior year. Selling expense as a percentage of revenue declined to 4.0% for the three months ended March 31, 2000 from 4.8% for the same period a year ago. The Company attributes this decline to increased leverage of its infrastructure resulting from the TASD acquisition and its own cost reduction efforts.

  Service expense increased approximately $0.5 million to $11.4 million for the three months ended March 31, 2000 from $10.9 million for the same period in the prior year. The increase is due primarily to personnel and infrastructure costs associated with supporting the services business, offset by the impact of the April 1999 E-Certify merger whereby ClientLink is no longer a consolidated subsidiary. Consequently, service expense for the first quarter of 2000 does not reflect ClientLink's operating expenses as compared to the first quarter of 1999. As a percentage of revenue, service expense declined to 2.0% for the three months ended March 31, 2000 from 2.2% for the same period a year ago.

  General and administrative expense increased to approximately $21.8 million for the quarter ended March 31, 2000 from $19.3 million for the same period in the prior year. This increase was primarily due to increases in distribution and administrative personnel to support the Company's revenue growth as a result of the TASD acquisition. General and administrative expense, as a percent of revenue, decreased from 3.9% to 3.8% for the quarters ended March 31, 1999 and 2000, respectively. This decrease is due to increased leverage of the Company's infrastructure resulting from the TASD acquisition and its own cost reduction efforts relative to its revenue base. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


  During the first quarter of 2000, the Company effected a restructuring plan designed to reduce the Company's cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office facilities, and reducing the Company's workforce. As a result, the Company recorded a restructuring charge of $5.2 million in the first quarter of 2000. Of the $5.2 million charged to operations, approximately $1.4 million was paid through March 31, 2000.

  Depreciation and amortization expense increased in absolute dollars and as a percentage of net revenue for the three months ended March 31, 2000 when compared to the same period in 1999. The increase is due primarily to goodwill amortization related to the May 1999 TASD acquisition and to software license amortization.

  Financing expense slightly decreased for the three months ended March 31, 2000, as compared to the same period in 1999. As a percentage of revenue, financing expense declined to 0.8% for the three months ended March 31, 2000 from 0.9% for the same period a year ago.

  As a result of the factors discussed above, the Company recorded a net loss for the quarter ended March 31, 2000 of $10.3 million compared to a net loss of $2.3 million for the same period in 1999.

Liquidity and Capital Resources
-------------------------------

  Working capital at March 31, 2000 was $107.3 million compared to $96.7 million at December 31, 1999. The increase in working capital is due primarily to decreases in accounts payable and accrued liabilities, partially offset by decreases in receivables and inventories. The decrease in inventories is mainly due to the Company's continued efforts to reduce its risk associated with changes in its suppliers' price protection and returns programs. The decrease in accounts payable occurred primarily as a result of the Company's inventory reduction efforts, as well as normal fluctuations that occur relative to the timing of the receipts of product and the mix of vendors.

  The Company's liquidity continues to be negatively impacted by the dollar volume of vendor rebate programs. Under these programs, the Company is required to pay a higher initial price for product and claim a rebate to reduce the price. The collection of these rebates can take several months. Due to these programs, the Company's initial cost for the product is often higher than the sales price the Company can obtain from its customers. These programs are a material factor in the Company's financing needs. As of March 31, 2000 the Company was owed approximately $65 million under these vendor rebate programs.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of Operations


  The Company's working capital requirements are generally funded through financing arrangements and internally generated funds. As of March 31, 2000, the Company's financing arrangements consisted of a $250 million securitization facility ("Securitization"), and a $200 million working capital facility ("Revolver"). Both facilities mature in May 2002. The Securitization pricing is based on a designated short-term interest rate plus an agreed upon spread. As of March 31, 2000, $160 million of the Securitization was utilized. The Revolver bears interest at LIBOR plus an agreed upon spread and is secured by a lien on the Company's assets. Availability under the Revolver is subject to a borrowing base calculation. As of March 31, 2000, availability under the Revolver was approximately $68.8 million, of which $18.4 million was outstanding. In accordance with the terms of the agreement, the Revolver is scheduled to be reduced from $200 million to $175 million in May 2000. Both the Securitization and the Revolver are subject to the Company's compliance with selected financial covenants and ratios.

  The Company's business is not capital intensive, and capital expenditures in any year normally are not significant in relation to the overall financial position of the Company. Capital expenditures were approximately $1.6 million for the three months ended March 31, 2000 as compared to $1.1 million for the same period in 1999. The majority of both the 2000 and 1999 capital expenditures were related to the upgrading of the Company's hardware and software. The Company does not expect to incur capital expenditures in 2000 materially different from its 1999 levels.

Recent Accounting Pronouncements
--------------------------------

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. We will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," in fiscal year 2001. We do not expect the adoption of SFAS No. 133 to have a significant impact on our financial condition or results of operations.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" and in March 2000, the SEC issued Staff Accounting Bulletin No. 101A, "Implementation Issues Related to SAB 101". These bulletins summarize certain of the SEC's views about applying generally accepted accounting principles to revenue recognition in financial statements. The SEC is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. Our management is in the process of analyzing the implications of these bulletins and is anticipating that further implementation guidance will be forthcoming from the SEC. We will adopt SAB 101 in the second quarter of fiscal 2000 and are presently analyzing what impact, if any, SAB 101 will have on our financial position or results of operations.

  This document contains certain forward-looking statements regarding revenues, margin, earnings, growth rates and certain business trends that involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein, specifically: the ability to grow product and service revenue; the Company may not be able to increase its consulting revenue in the second half of the year; there may be fewer consulting projects to compete for in the second quarter or remainder of the year; the Company may not meet its expectations in providing manufacturers the ability to implement their direct fulfillment strategies; the Company may not be able to migrate clients to a fee-for-service model; the Company may not be able to find additional ways to leverage costs and reduce costs further. Other factors that could cause actual results to differ materially are: competitive pricing and supply; the impact of the manufacturer's shift to direct fulfillment programs may be more significant than anticipated; changes to manufacturers' pricing, price protection, rebate and incentive programs; short-term interest rate fluctuations; general economic conditions; employee turnover and possible future litigation; the ability to collect accounts receivable; and related uncertainties that may have an impact on future revenue and earnings as well as the risks and uncertainties set forth from time to time in the Company's other public reports and filings and public statements. Readers of this document are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


Item 3.  Quantitative and Qualitative Disclosure About Market Risk
-------  ---------------------------------------------------------

  The Company is exposed to interest rate risk primarily through its Securitization and Revolver. The Company utilizes its Securitization and Revolver for its working capital and other borrowing needs. As of March 31, 2000, the Company had $160 and $18.4 million outstanding under its Securitization and Revolver, respectively. If the Company's effective interest rate were to increase by 75 basis points (.75%), the Company's annual financing expense would increase by approximately $1.8 million based on the average outstandings under the Securitization and Revolver during the three months ended March 31, 2000.

  Currently, the Company does not enter into financial investments for trading or other speculative purposes or to manage interest rate exposure.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits
         --------

          Exhibit
            No.     Description
         --------   ---------------------------------------

            10.1 Executive Employment Agreement, dated March 13, 2000, between Anthony F. Pellegrini and CompuCom Systems Inc. (filed herewith)

            27      Financial Data Schedule


(b)      Reports on Form 8-K
         -------------------

         1. On February 4, 2000, the Company filed a Current Report on Form 8-K to announce that it was ceasing operations at its Configuration Services Center located on Compaq Computer Corporation's Houston-based campus. The Company also announced that a senior vice-president had resigned from his position with the Company.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             COMPUCOM SYSTEMS, INC.
                                         --------------------------------
                                         (Registrant)




DATE:  May 15, 2000                      /s/ J. Edward Coleman
                                         ------------------------
                                         J. Edward Coleman,
                                         Chief Executive Officer



DATE:  May 15, 2000                      /s/ M. Lazane Smith
                                         -------------------
                                         M. Lazane Smith,
                                         Senior Vice President, Finance and
                                         Chief Financial Officer