Form 10-Q
period 2000-06-30
COMPUCOM SYSTEMS INC
filed 2000-08-14
CIK 736291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the three months ended June 30, 2000                                                  Commission File Number 0-14371
----------------------------------------                                                  ------------------------------



                                                COMPUCOM SYSTEMS, INC.
-----------------------------------------------------------------------------------------------------------------------------
                                (Exact name of Registrant as specified in its charter)

               Delaware                                                                            38-2363156
  ---------------------------------------                                              --------------------------------------
     (State or other jurisdiction of                                                              (I.R.S. Employer
     incorporation or organization)                                                            Identification Number)

       7171 Forest Lane, Dallas, TX                                                                   75230
  ---------------------------------------                                              --------------------------------------
  (Address of principal executive offices)                                                          (Zip Code)

  Registrant's telephone number, including area code:                                             (972) 856-3600
                                                                                       --------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X            No  ___
    ---

The number of shares of the Registrant's common stock outstanding as of
August 11, 2000 was 48,948,605 shares.
--------------------------------------------------------------------------------

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                     Index

PART I.           FINANCIAL INFORMATION                                                                   Page
------            ---------------------                                                                   ----
Item 1.           Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets
                      June 30, 2000 and December 31, 1999                                                   3

                  Condensed Consolidated Statements of Operations
                      Three and six months ended June 30, 2000 and 1999                                     4

                  Condensed Consolidated Statements of Cash Flows
                      Six months ended June 30, 2000 and 1999                                               5

                  Notes to Condensed Consolidated Financial Statements                                      6

Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                            13

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                19



PART II.          OTHER INFORMATION
-------           -----------------

Item 4.           Submission of Matters to a Vote of Security Holders                                      20

Item 6.           Exhibits and Reports on Form 8-K                                                         21

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                      June 30, 2000 and December 31, 1999
                                (In thousands)
                                  (unaudited)

                                                                              June 30,              December 31,
                                                                                2000                    1999
                                                                          -----------------       ------------------

                      Assets
                      ------
Current assets:
    Cash                                                                         $   4,674                $  14,060
    Receivables                                                                    247,527                  218,522
    Inventories                                                                    115,317                  129,076
    Other                                                                            3,756                    9,238
                                                                          -----------------       ------------------
         Total current assets                                                      371,274                  370,896

Property and equipment, net                                                         24,877                   29,718

Cost in excess of fair value of tangible net assets
    purchased, less accumulated amortization                                        81,789                   85,086
Other non-current assets                                                            12,896                   12,352
                                                                          -----------------       ------------------

                                                                                 $ 490,836                $ 498,052
                                                                          =================       ==================

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
    Accounts payable                                                             $ 195,126                $ 182,247
    Accrued liabilities                                                             67,700                   91,993
                                                                          -----------------       ------------------
         Total current liabilities                                                 262,826                  274,240

Long-term debt                                                                      11,800                        -
Deferred income taxes                                                                    -                      840

Shareholders' equity:
    Preferred stock                                                                 15,000                   15,000
    Common stock                                                                       487                      480
    Additional paid-in capital                                                      74,353                   72,765
    Retained earnings                                                              131,034                  139,152
    Treasury stock                                                                  (3,160)                       -
    Notes receivable for sale of stock                                              (1,504)                  (4,425)
                                                                          -----------------       ------------------
         Total shareholders' equity                                                216,210                  222,972
                                                                          -----------------       ------------------

                                                                                 $ 490,836                $ 498,052
                                                                          =================       ==================

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
               Three and Six Months Ended June 30, 2000 and 1999
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                     Three months ended                        Six months ended
                                                          June 30,                                 June 30,
                                                  2000                  1999               2000                  1999
                                           ---------------       ---------------    ---------------       ---------------
Revenue:
    Product                                     $ 626,533             $ 728,043        $ 1,129,888           $ 1,149,335
    Service                                        64,151                74,206            128,217               142,763
    Other                                               -                   346                  -                 3,817
                                           ---------------       ---------------    ---------------       ---------------
      Total revenue                               690,684               802,595          1,258,105             1,295,915
                                           ---------------       ---------------    ---------------       ---------------

Cost of revenue:
    Product                                       579,290               671,506          1,047,659             1,059,250
    Service                                        43,773                48,967             88,883                94,204
    Other                                               -                   230                  -                 2,098
                                           ---------------       ---------------    ---------------       ---------------
      Total cost of revenue                       623,063               720,703          1,136,542             1,155,552
                                           ---------------       ---------------    ---------------       ---------------

         Gross margin                              67,621                81,892            121,563               140,363

Operating expenses:
    Selling                                        20,209                28,616             42,946                52,278
    Service                                        12,995                11,699             24,392                22,607
    General and administrative                     23,434                24,865             45,244                44,164
    Depreciation and amortization                   5,413                 6,302             11,079                10,389
    Restructuring charges                               -                     -              5,169                     -
                                           ---------------       ---------------    ---------------       ---------------
      Total operating expenses                     62,051                71,482            128,830               129,438
                                           ---------------       ---------------    ---------------       ---------------

Earnings (loss) from operations                     5,570                10,410             (7,267)               10,925

Financing expenses                                 (3,206)               (6,207)            (7,471)              (10,537)
Gain on sale of investment                          1,958                     -              1,958                     -
                                           ---------------       ---------------    ---------------       ---------------
Earnings (loss) before income taxes                 4,322                 4,203            (12,780)                  388

Income taxes (benefit)                              1,728                 1,681             (5,112)                  155
                                           ---------------       ---------------    ---------------       ---------------

Net earnings (loss)                             $   2,594             $   2,522       ($     7,668)          $       233
                                           ===============       ===============    ===============       ===============

Earnings (loss) per common share:
      Basic                                         $ .05                 $ .05             ($ .17)                $ .00
      Diluted                                       $ .05                 $ .05             ($ .17)                $ .00

Average common shares outstanding:

      Basic                                        48,657                47,647             48,466                47,641
      Diluted                                      48,664                48,091             48,466                47,641

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 2000 and 1999
                                (In thousands)
                                  (unaudited)

                                                                                  Six months ended June 30,
                                                                                 2000                    1999
                                                                               ------------          ------------
Cash flows from operating activities:
    Net earnings (loss)                                                          ($   7,668)          $       233
    Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                               11,079                10,389
         Restructuring charges                                                        2,852                     -
         Gain on sale of investment                                                  (1,958)                    -
         Deferred income taxes                                                         (518)                1,012

         Changes in assets and liabilities:
           Receivables                                                              (29,654)             (151,880)
           Inventories                                                               13,759                18,357
           Other current assets                                                        (251)              (5,254)
           Accounts payable                                                          12,878               172,395
           Accrued liabilities and other                                            (23,125)              (17,414)
                                                                               ------------          ------------
              Net cash provided by (used in) operating activities                   (22,606)               27,838
                                                                               ------------          ------------

Cash flows from investing activities:
    Capital expenditures                                                             (3,222)               (4,002)
    Proceeds from sale of securities                                                  2,880                     -
    Proceeds from sale of land and building                                             617                39,791
    Business acquisitions, net of cash acquired                                           -              (137,811)
                                                                               ------------          ------------
              Net cash provided by (used in) investing activities                       275              (102,022)
                                                                               ------------          ------------

Cash flows from financing activities:
    Borrowings under revolver                                                       498,900               402,765
    Repayment of revolver                                                          (487,100)             (303,803)
    Repayment of real estate loan                                                         -               (25,000)
    Issuance of common stock                                                          1,595                   662
    Preferred stock dividend                                                           (450)                 (450)
                                                                               ------------          ------------
              Net cash provided by financing activities                              12,945                74,174
                                                                               ------------          ------------

Net decrease in cash                                                                 (9,386)                  (10)
Cash at beginning of period                                                          14,060                 4,526
                                                                               ------------          ------------
Cash at end of period                                                             $   4,674           $     4,516
                                                                               ============          ============

See accompanying notes to condensed consolidated financial statements.

                          COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Condensed Consolidated Financial Statements
                                       June 30, 2000
                                        (unaudited)

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

                                                 Three months ended June 30, 2000            Six months ended June 30, 2000
                                            ------------------------------------------   --------------------------------------
                                                Income           Shares                     Income         Shares
                                              (Numerator)     (Denominator)    EPS         (Numerator)  (Denominator)    EPS
                                            --------------  ---------------- ---------   -------------  -------------  --------

Net earnings (loss)                               $ 2,594                                  ($   7,668)
Less:  Preferred stock dividends                     (225)                                       (450)

Basic EPS
---------
Income (loss) available to common
shareholders                                        2,369            48,657     $ .05          (8,118)      48,466     ($ .17)

Effect of dilutive securities
-----------------------------
Stock options                                                             7
                                            -------------   ---------------              ------------   ----------

Diluted EPS
-----------
Income (loss) available + assumed
conversions                                       $ 2,369            48,664     $ .05       $  (8,118)      48,466     ($ .17)
                                            =============   ===============  ========    ============   ==========   =========

                          COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Condensed Consolidated Financial Statements
                                       June 30, 2000
                                        (unaudited)

                                         Three months ended June 30, 1999           Six months ended June 30, 1999
                                      ---------------------------------------   --------------------------------------
                                          Income        Shares                     Income         Shares
                                        (Numerator)  (Denominator)     EPS       (Numerator)   (Denominator)     EPS
                                      -------------- -------------- ---------   -------------  -------------  --------

 Net earnings                              $ 2,522                                  $  233
 Less:  Preferred stock dividends             (225)                                   (450)

Basic EPS
---------
Income (loss) available to common
shareholders                                 2,297         47,647     $ .05           (217)         47,641      $ .00

Effect of dilutive securities
-----------------------------
Stock options                                                 439
Employee Stock Purchase Plan                                    5
                                     -------------- --------------             -------------  -------------

Diluted EPS
-----------
Income (loss) available + assumed
conversions                                $ 2,297         48,091     $ .05         $ (217)         47,641      $ .00
                                     ============== ============== =========   =============  =============  ========

       The Company has excluded 2,152,496 and 2,772,835 shares from its calculations of diluted earnings per share for the three and six months ended June 30, 2000, and has excluded 1,928,886 and 1,732,395 shares from its calculations of diluted earnings per share for the three and six months ended June 30, 1999, respectively, as they are considered anti-dilutive.

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

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2000
                                  (unaudited)


                              (in thousands, except per share data)
                                Three Months         Six Months
                                    Ended                Ended
                                June 30, 1999       June 30, 1999
                                -------------       -------------

       Revenue                  $     990,095        $   1,915,655

       Net loss                 $      (1,597)       $      (6,812)

       Diluted loss per share          ($0.04)              ($0.15)

(5)    Restructuring Charges
       ---------------------

       During the first quarter of 2000, the Company effected a restructuring plan designed to reduce the Company's cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office facilities, and reducing the Company's workforce. As a result, the Company recorded a restructuring charge of $5.2 million in the first quarter of 2000. The $5.2 million charge is reflected as a separate line of operating expense in the Company's Condensed Consolidated Statement of Operations. The following table provides a detail of the charges and cash payments made by category as well as the amounts accrued as of June 30, 2000:

                                                                        (in thousands)
                                                                        --------------
                                                   Restructuring      Cash                      Accrual at
                                                      Charge        Payments         Other        6/30/00
                                                  ------------------------------------------------------------
       Lease termination costs                     $   2,904        $  (666)       $     -      $  2,238
       Employee severance and related benefits         1,800         (1,564)             -           236
       Other                                             465            (87)          (318)           60
                                                  ------------------------------------------------------------
       Total                                       $   5,169        $(2,317)       $  (318)     $  2,534
                                                  ============================================================

       The $2.5 million accrued at June 30, 2000 is reflected in Accrued liabilities on the Company's Condensed Consolidated Balance Sheet.

       Lease termination costs include the estimated cost to close the three office facilities and represents the amount required to fulfill the Company's obligation under signed lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated amount to be paid to terminate the lease contracts before the end of their term. In developing the estimated costs, the Company has consulted with a professional real estate firm with knowledge of market rent rates in all applicable markets where the Company has space. Assumptions have been used for market rent rates and the estimated amount of time necessary to sublet the facilities. Payments, net of proceeds derived from subleases, are charged against the accrual as incurred. The remaining accrual at June 30, 2000 relates to two leases for the office facilities that have not been sublet or terminated.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2000
                                  (unaudited)

       Severance is paid based on associates' years of service as well as their level within the organization. The reduction in workforce included 308 associates, of which one was an executive officer. The reduction in workforce included associates from the following areas: sales, service, and general and administrative, who were located at certain of the Company's locations, corporate offices, and the Houston distribution center. The remaining accrual at June 30, 2000 relates to severance payments which are being paid to the former executive officer and are expected to be substantially complete by the end of 2000.

       Other restructuring charges primarily include the write-off of leasehold improvements at the Houston distribution center.

       During the fourth quarter of 1998, the Company recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance and benefits related to a reduction in workforce. The following table provides a summary by category and rollforward of the changes in this restructuring accrual for the six months ended June 30, 2000:

                                                                       (in thousands)
                                                                       --------------
                                                        Accrual at      Cash Payments      Accrual at
                                                         12/31/99                           6/30/00
                                                     ---------------------------------------------------
       Lease termination costs                             $    1,240        $    (931)       $   309
       Employee severance and related benefits                    560             (185)           375
                                                     ---------------------------------------------------
       Total                                               $    1,800        $  (1,116)       $   684
                                                     ===================================================

       The Company expects all restructuring activities to be substantially complete by the end of 2000 and believes the restructuring accruals are adequate.

(6)    Segment Information
       -------------------

       The Company defines its operations as two distinct businesses - sales of computer products ("product") and services, which includes field engineering, LAN/WAN projects, consulting, configuration, help desk, asset tracking, network management and software management ("service"). ClientLink, Inc. ("ClientLink"), a majority-owned subsidiary of the Company until April 1999, provided customized application programming services and was previously defined as a third distinct business. In April 1999, ClientLink was merged with E-Certify Corporation ("E-Certify"). The combined operations of ClientLink and E-Certify are conducted under the name E-Certify, Inc. The Company has recorded its minority investment in E-Certify, Inc. at the net carrying amount of its investment in ClientLink and is accounting for the ongoing operations of E-Certify, Inc. using the equity method. The Company's investment is included in Other non-current Assets as of June 30, 2000.

       The Company measures segment earnings as operating earnings, defined as income before restructuring charges, financing expenses and income taxes. All significant inter-segment activity has been eliminated. Business assets are the assets owned or allocated to each business. The "Other" column includes all assets not specifically allocated to a segment. The Company's investment in E-Certify, Inc. is reflected in the "Other" column for the three and six months ended June 30, 2000.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2000
                                  (unaudited)

For the Quarter ended June 30, 2000

Operating Results                         Product        Service        Other           Total
--------------------------------------- -----------     -------------------------    -------------
(in thousands)
    Net revenues                        $   626,533     $   64,151    $         -    $      690,684

    Gross margin                             47,243         20,378              -            67,621

    Operating earnings (loss)                 2,230          3,777           (437)            5,570

    Financing expense                                                                        (3,206)

    Gain on sale of investment                                                                1,958
                                                                                     --------------
    Earnings before income taxes                                                     $        4,322
                                                                                     ==============

    Total assets                        $   318,518     $   31,807    $   140,511    $      490,836
                                        ===========     ==========    ===========    ==============

 For the Quarter ended June 30, 1999

 Operating Results                 Product          Service     ClientLink, Inc.     Other         Total
------------------------------    -----------    ------------  -----------------------------      ---------
 (in thousands)
      Net revenues                  $ 728,043      $   74,206     $   346             $      -      $ 802,595

      Gross margin                     56,537          25,239         116                    -         81,892

      Operating earnings (loss)         2,060           8,619        (269)                   -         10,410

      Financing expense                                                                                (6,207)
                                                                                                    ---------
      Earnings before income taxes                                                                  $   4,203
                                                                                                    =========

      Total assets                  $ 573,445      $   54,636     $     -             $147,790      $ 775,871
                                    =========      ==========     =======             ========      =========

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2000
                                  (unaudited)

For the Six Months ended June 30, 2000

Operating Results                                Product          Service          Other           Total
------------------------------------------   ----------------  --------------  -------------- ---------------
(in thousands)
      Net revenues                             $   1,129,888     $   128,217     $       -      $  1,258,105

      Gross margin                                    82,229          39,334             -           121,563

      Operating earnings (loss)                       (8,322)          7,031          (807)           (2,098)
        excluding restructuring charges

      Restructuring charges                                                                           (5,169)

      Financing expense                                                                               (7,471)

      Gain on sale of investment                                                                       1,958
                                                                                                ------------
      Loss before income taxes                                                                  $    (12,780)
                                                                                                ============

      Total assets                             $     318,518     $    31,807     $ 140,511      $    490,836
                                               =============     ===========     =========      ============

For the Six Months ended June 30, 1999

Operating Results                                Product          Service      ClientLink, Inc.      Other            Total
------------------------------------------   ----------------  --------------  ------------------------------    -------------
(in thousands)
      Net revenues                            $    1,149,335   $     142,763            $ 3,817     $       -       $1,295,915

      Gross margin                                    90,085          48,559              1,719             -          140,363

      Operating earnings (loss)                       (6,717)         17,168                474             -           10,925

      Financing expense                                                                                                (10,537)
                                                                                                                 -------------
      Earnings before income taxes                                                                                  $      388
                                                                                                                 =============

      Total assets                            $      573,445   $      54,636            $     -     $ 147,790       $  775,871
                                             ================  ==============  ================  ============    =============

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2000
                                  (unaudited)

(7)    Financing Arrangements
       ----------------------

       The Company has financing arrangements which total $375 million, consisting of a $200 million receivable securitization facility ("Securitization") and a $175 million working capital facility ("Revolver"). Consistent with the Company's financing requirements, during the second quarter 2000, the Company reduced the Securitization from $250 million to $200 million and the Revolver was reduced from $200 million to $175 million.

       The Securitization, which matures in May 2002 and has pricing based on a designated short-term interest rate plus an agreed-upon spread, allows the Company to sell an interest in its accounts receivable on a revolving basis and is accounted for as a sale of accounts receivable in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As of June 30, 2000, $173 million of the Securitization was utilized.

       The Revolver, which matures in May 2002, bears interest at LIBOR plus an agreed-upon spread and is secured by a lien on the Company's assets. Availability under the Revolver is subject to a borrowing base calculation. As of June 30, 2000, availability under the Revolver was approximately $92.2 million, of which $11.8 million was outstanding.

       Both the Securitization and the Revolver are subject to the Company's compliance with selected financial covenants and ratios.

(8)    Gain on Sale of Investment
       --------------------------

       In September 1999, the Company made a minority equity investment of $2.0 million in OPUS360 Corporation ("OPUS"). In April 2000, the Company participated in an initial public offering of OPUS, recognizing a pretax gain of approximately $2.0 million from the sale of a portion of its investment in OPUS. As of June 30, 2000, the Company has a remaining investment in OPUS of approximately $1.1 million, which is included in Other non-current Assets on the Company's Condensed Consolidated Balance Sheet.

(9)    Related-Party Transactions
       --------------------------

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

(10)   Reclassifications
       -----------------

       Certain amounts in the 1999 condensed consolidated financial statements have been reclassified to conform with the 2000 presentation.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and Results of
                           Operations June 30, 2000

Results of Operations
---------------------

The following table shows the Company's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, gain on sale of investment, income taxes (benefit) and net earnings (loss) are shown as a percentage of total net revenue for the three and six months ended June 30, 2000 and 1999.

                                                    Three months ended                      Six months ended
                                                 June 30,          June 30,             June 30,         June 30,
                                                   2000              1999                 2000             1999
                                            ---------------     --------------     ---------------    ---------------
Revenue:
    Product                                       $ 626,533          $ 728,043         $ 1,129,888        $ 1,149,335
    Service                                          64,151             74,206             128,217            142,763
    Other                                                 -                346                   -              3,817
                                            ---------------     --------------     ---------------    ---------------
      Total revenue                               $ 690,684          $ 802,595         $ 1,258,105        $ 1,295,915
                                            ===============     ==============     ===============    ===============

Gross margin:
    Product                                       $  47,243          $  56,537         $    82,229        $    90,085
    Service                                          20,378             25,239              39,334             48,559
    Other                                                 -                116                   -              1,719
                                            ---------------     --------------     ---------------    ---------------
      Total gross margin                          $  67,621          $  81,892         $   121,563        $   140,363
                                            ===============     ==============     ===============    ===============

Gross margin percentage:
    Product                                             7.5%               7.8%                7.3%               7.8%
    Service                                            31.8%              34.0%               30.7%              34.0%
    Other                                                 -               33.5%                  -               45.0%
                                            ---------------     --------------     ---------------    ---------------
      Total gross margin percentage                     9.8%              10.2%                9.7%              10.8%

Operating expenses:
    Selling                                             2.9%               3.6%                3.4%               4.0%
    Service                                             1.9%               1.5%                1.9%               1.7%
    General and administrative                          3.4%               3.1%                3.6%               3.4%
    Depreciation and amortization                       0.8%               0.8%                0.9%               0.8%
    Restructuring charges                                 -                  -                 0.4%                 -
                                            ---------------     --------------     ---------------    ---------------
      Total operating expenses                          9.0%               8.9%               10.2%              10.0%
                                            ---------------     --------------     ---------------    ---------------

Earnings (loss) from operations                         0.8%               1.3%               (0.6%)              0.8%

Financing expenses                                     (0.5%)             (0.8%)              (0.6%)             (0.8%)
Gain on sale of investment                              0.3%                 -                 0.2%                 -
                                            ---------------     --------------     ---------------    ---------------
Earnings (loss) before income taxes                     0.6%               0.5%               (1.0%)              0.0%

Income taxes (benefit)                                  0.3%               0.2%               (0.4%)              0.0%
                                            ---------------     --------------     ---------------    ---------------

Net earnings (loss)                                     0.4%               0.3%               (0.6%)              0.0%
                                            ===============     ==============     ===============    ===============

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

COMPARISON OF THE QUARTER ENDED JUNE 30, 2000 TO THE QUARTER ENDED JUNE 30, 1999

     Product revenue, which is primarily derived from the sale of desktop, mobile computing, WEB computing, and network computer products to corporate customers, decreased approximately 13.9% to $626.5 million in the second quarter of 2000 from $728.0 million in the second quarter of 1999. The Company believes product revenue was negatively impacted by manufacturer direct selling and fulfillment strategies as well as lower product demand when compared to last year's higher than normal spending by the Company's clients as part of their preparation for the year 2000. These factors were partially offset by the positive impact of the May 1999 acquisition of the Technology Acquisition Services Division of Entex Information Services, Inc. ("TASD"). Product gross margin as a percentage of product revenue for the second quarter of 2000 was 7.5% compared to 7.8% for the second quarter of 1999. This decrease is primarily due to increased competition from direct marketers and other companies who sell personal computer products. The Company expects to experience continued pressure on both product revenue and product gross margin, the result of which may be to report lower product revenue and related product gross margin when compared to the comparable prior year period.

     Service revenue declined 13.6% to $64.2 million for the second quarter of 2000 from $74.2 million for the second quarter of 1999. Service revenue is primarily derived from field engineering, LAN/WAN projects, consulting, configuration, help desk, asset tracking, network management and software management. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. Service gross margin as a percentage of service net revenue for the quarter ended June 30, 2000 was 31.8% compared to 34.0% for the same period in 1999. The decline in service revenue was primarily due to lower demand for the Company's consulting services. This lower demand led to lower utilization in consulting services and was the primary reason for the decline in service gross margin. The Company believes the decline in consulting services revenue can be partially attributed to its clients' higher spending on Year 2000 related projects that occurred in 1999 and not in 2000. The Company expects to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period.

     Selling expense decreased approximately $8.4 million for the three months ended June 30, 2000 as compared to the same period in the prior year. Selling expense as a percentage of revenue declined to 2.9% for the three months ended June 30, 2000 from 3.6% for the same period a year ago. The Company attributes this decrease primarily to its own cost reduction efforts and integration costs incurred in 1999 as part of the TASD acquisition not incurred in 2000.

     Service expense increased approximately $1.3 million to $13.0 million for the three months ended June 30, 2000 from $11.7 million for the same period in the prior year. As a percentage of revenue, service expense increased to 1.9% for the three months ended June 30, 2000 from 1.5% for the same period a year ago. The increase is due primarily to personnel costs associated with supporting the service business.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

     General and administrative expense decreased to approximately $23.4 million for the quarter ended June 30, 2000 from $24.9 million for the same period in the prior year. This decrease was primarily due to the Company's cost reduction efforts. Although there was a decrease in the dollar amount of general and administrative expense from the second quarter 1999 to the second quarter 2000, general and administrative expense increased as a percent of revenue from 3.1% to 3.4% for the comparable periods. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

     Depreciation and amortization expense decreased approximately $0.9 million for the three months ended June 30, 2000 when compared to the same period in 1999. This decline is primarily due to approximately $0.7 million in additional amortization expense that was recorded in the three months ended June 30, 1999 and was not incurred in the three months ended June 30, 2000. During the three months ended June 30, 1999, the Company completed the allocation of the purchase price on two business combinations. A portion of the purchase price was allocated to customer lists which were deemed to have a shorter useful life than the associated goodwill. As a result, the Company recorded approximately $0.7 million in additional amortization expense to accurately reflect amortization expense for the customer lists from the dates of the respective business combinations.

     Financing expense decreased approximately $3.0 million for the three months ended June 30, 2000, as compared to the same period in 1999. As a percentage of revenue, financing expense declined to 0.5% for the three months ended June 30, 2000 from 0.8% for the same period a year ago. This decline is primarily due to two factors. During the three months ended June 30, 1999, the Company incurred approximately $1.0 million in charges related to the extension of its previous credit facilities until new credit facilities were finalized. These charges, along with greater financing requirements in the second quarter 1999 mainly due to the TASD acquisition, were the primary reasons financing expenses for the three months ended June 30, 1999 were higher in relation to the three months ended June 30, 2000.

     During the second quarter of 2000, the Company recognized a pretax gain of approximately $2.0 million on the sale of a portion of its investment in OPUS360 Corporation ("OPUS"). The gain was the result of the Company's participation in the initial public offering of OPUS common stock.

     As a result of the factors discussed above, the Company recorded net earnings for the quarter ended June 30, 2000 of $2.6 million compared to net earnings of $2.5 million for the same period in 1999.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

     Product revenue decreased approximately 1.7% to $1.13 billion for the six months ended June 30, 2000 from approximately $1.15 billion in the same period of 1999. The Company believes product revenue was negatively impacted by manufacturer direct selling and fulfillment strategies as well as lower product demand when compared to last year's higher than normal spending by the Company's clients as part of their preparation for the Year 2000. These factors were partially offset by the positive impact of the May 1999 acquisition of the Technology Acquisition Services Division of Entex Information Services, Inc. ("TASD"). Product gross margin as a percentage of product revenue for the six months ended June 30, 2000 was 7.3% compared to 7.8% for the same period in 1999. This decrease is primarily due to increased competition from direct marketers and other companies who sell personal computer products. The Company expects to experience continued pressure on both product revenue and product gross margin, the result of which may be to report lower product revenue and related product gross margin when compared to the comparable prior year period.

     Service revenue decreased approximately 10.2% to $128 million for the six months ended June 30, 2000 from $143 million during the same period of 1999. Service gross margin as a percentage of service net revenue was 30.7% for the first half of 2000 compared to 34.0% for the same period in 1999. The decline in service revenue was primarily due to lower demand for the Company's consulting services. This lower demand led to lower utilization in consulting services and was the primary reason for the decline in service gross margin. The Company believes the decline in consulting services revenue can be partially attributed to its clients' Year 2000 concerns and higher spending on Year 2000 related projects that occurred in 1999 and not in 2000. The Company expects to experience continued pressure on both service revenue and service gross margin.

     Selling expense decreased approximately $9.3 million for the six months ended June 30, 2000 as compared to the same prior year period. Selling expense as a percentage of revenue declined to approximately 3.4% of revenue for the six months ended June 30, 2000 from approximately 4.0% for the same prior year period. The Company attributes this decrease primarily to its own cost reduction efforts, integration costs incurred in 1999 as part of the TASD acquisition not incurred in 2000, and consulting fees incurred in 1999 associated with the design and implementation of its new sales model not incurred in 2000.

     Service expense increased approximately $1.8 million to $24.4 million for the six months ended June 30, 2000 from $22.6 million for the same period in the prior year. As a percentage of revenue, service expense increased to 1.9% for the six months ended June 30, 2000 from 1.7% for the same period in 1999. The increase is due primarily to personnel costs associated with supporting the service business, partially offset by the impact of the April 1999 E-Certify merger whereby ClientLink is no longer a consolidated subsidiary. Consequently, service expense for the first half of 2000 does not reflect ClientLink's operating expenses as compared to the first half of 1999.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

     General and administrative expense increased to $45.2 million for the six months ended June 30, 2000 from $44.2 million for the same period in the prior year. General and administrative expense, as a percentage of net revenue, increased for the six months ended June 30, 2000 to 3.6% compared to 3.4% for the comparable period of the prior year. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

     Depreciation and amortization expense increased for the six months ended June 30, 2000 in absolute dollars and as a percentage of net revenue when compared to the same period in 1999. The increase is due primarily to goodwill amortization related to the May 1999 TASD acquisition and to software license amortization. Partially offsetting the increase in goodwill amortization related to the May 1999 TASD acquisition was approximately $0.7 million in additional amortization expense that was recorded in the six months ended June 30, 1999. During the six months ended June 30, 1999, the Company completed the allocation of the purchase price on two business combinations. A portion of the purchase price was allocated to customer lists which were deemed to have a shorter useful life than the associated goodwill. As a result, the Company recorded approximately $0.7 million in additional amortization expense to accurately reflect amortization expense for the customer lists from the dates of the respective business combinations.

     During the first quarter of 2000, the Company effected a restructuring plan designed to reduce the Company's cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office facilities, and reducing the Company's workforce. As a result, the Company recorded a restructuring charge of $5.2 million in the first quarter of 2000. Of the $5.2 million charged to operations, approximately $2.3 million was paid through June 30, 2000.

     Financing expense decreased in absolute dollars and as a percentage of revenue for the six months ended June 30, 2000, as compared to the same period in 1999. This decline is primarily due to two factors. During the six months ended June 30, 1999, the Company incurred approximately $1.0 million in charges related to the extension of its previous credit facilities until the new credit facilities were finalized. These charges, along with greater financing requirements in the six months ended June 30, 1999 mainly due to the TASD acquisition, were the primary reasons financing expenses for the six months ended June 30, 1999 were higher in relation to the six months ended June 30, 2000.

     During the six months ended June 30, 2000, the Company recognized a pretax gain of approximately $2.0 million on the sale of a portion of its investment in OPUS360 Corporation ("OPUS"). The gain was the result of the Company's participation in the initial public offering of OPUS stock.

     As a result of the factors discussed above, the Company recorded a net loss for the six months ended June 30, 2000 of $7.7 million compared to net earnings of $0.2 million for the same period in 1999.

Liquidity and Capital Resources
-------------------------------

     Working capital at June 30, 2000 was $108.4 million compared to $96.7 million at December 31, 1999. The increase in working capital is primarily due to an increase in receivables and a decrease in total current liabilities, partially offset by decreases in cash and inventories. The increase in receivables is mainly due to a reduction in the amount of receivables utilized under the Company's securitization facility partially offset by improvement in days sales outstanding. The decrease in inventories is primarily due to the Company's continued efforts to reduce its risk associated with its suppliers' price protection and returns programs by maintaining lower inventory levels, thereby increasing its inventory turns. The decrease in total current liabilities is primarily a result of fluctuations that occur relative to the timing of payments to vendors.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

     The Company's liquidity continues to be negatively impacted by the dollar volume of certain manufacturers' rebate programs. Under these programs, the Company is required to pay a higher initial amount for product and claim a rebate from the manufacturers to reduce the final cost. The collection of these rebates can take several months. Due to these programs, the Company's initial cost for the product is often higher than the sales price the Company can obtain from its customers. These programs are a material factor in the Company's financing needs. As of June 30, 2000 the Company was owed approximately $60 million under these vendor rebate programs.

         The Company's working capital requirements are generally funded through financing arrangements and internally generated funds. As of June 30, 2000, the Company's financing arrangements consisted of the Securitization and Revolver. Consistent with the Company's financing requirements during the second quarter 2000, the Company reduced the Securitization from $250 million to $200 million and the Revolver was reduced from $200 million to $175 million. Both facilities mature in May 2002. The Securitization pricing is based on a designated short-term interest rate plus an agreed upon spread. As of June 30, 2000, $173 million of the Securitization was utilized. The Revolver bears interest at LIBOR plus an agreed upon spread and is secured by a lien on the Company's assets. Availability under the Revolver is subject to a borrowing base calculation. As of June 30, 2000, availability under the Revolver was approximately $92.2 million, of which $11.8 million was outstanding. Both the Securitization and the Revolver are subject to the Company's compliance with selected financial covenants and ratios.

     The Company's business is not capital intensive, and capital expenditures in any year normally are not significant in relation to the overall financial position of the Company. Capital expenditures were approximately $3.2 million for the six months ended June 30, 2000 as compared to $4.0 million for the same period in 1999. The majority of both the 2000 and 1999 capital expenditures were related to the upgrading of the Company's hardware and software. The Company does not expect to incur capital expenditures in 2000 materially different from its 1999 levels.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This was followed by Staff Accounting Bulletin No. 101A, "Implementation Issues Related to SAB 101", in March 2000 and by Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" ("SAB 101B"), in June 2000. These bulletins summarize certain of the SEC's views about applying generally accepted accounting principles to revenue recognition in financial statements. The impact of SAB 101B on the Company was to delay the implementation date of SAB 101 until the fourth quarter of 2000. The SEC is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The Company is in the process of analyzing the implications of these bulletins and is anticipating that further implementation guidance will be forthcoming from the SEC.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 establishes guidance for accounting for stock option grants. The Company does not expect that the adoption of FIN 44 will have a material effect on the consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations


     This document contains certain forward-looking statements regarding revenues, margin, earnings, growth rates and certain business trends that involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein, specifically: the ability to grow product and service revenue; the Company may not be able to increase its consulting revenue in the second half of the year; there may be fewer consulting projects to compete for in the remainder of the year; the Company may not meet its expectations in providing manufacturers the ability to implement manufacturer direct fulfillment strategies; the Company may not be able to find additional ways to leverage costs and reduce costs further. Other factors that could cause actual results to differ materially are: competitive pricing and supply; the impact of the manufacturer's shift to direct fulfillment programs may be more significant than anticipated; changes to manufacturers' pricing, price protection, rebate and incentive programs; short-term interest rate fluctuations; general economic conditions; employee turnover and possible future litigation; the ability to collect accounts receivable and vendor rebates receivable; and other uncertainties that may have an impact on future revenue and earnings as well as the risks and uncertainties set forth from time to time in the Company's other public reports and filings and public statements. Readers of this document are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
-------  ---------------------------------------------------------

     The Company is exposed to interest rate risk primarily through its Securitization and Revolver. The Company utilizes its Securitization and Revolver for its working capital and other borrowing needs. As of June 30, 2000, the Company had $173 million and $11.8 million outstanding under its Securitization and Revolver, respectively. If the Company's effective interest rate were to increase by 75 basis points (.75%), the Company's annual financing expense would increase by approximately $1.6 million based on the average outstandings under the Securitization and Revolver during the six months ended June 30, 2000.

     Currently, the Company does not enter into financial investments for trading or other speculative purposes or to manage interest rate exposure.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

          The Company held its Annual Meeting of Shareholders on May 18, 2000. At the meeting, the shareholders voted in favor of electing as directors the eleven nominees named in the Company's Definitive Revised Proxy Statement dated April 19, 2000, for adoption of the Company's 2000 Equity Compensation Plan, and for an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares subject to the plan by 1,000,000. The number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes were as follows:

Election of Directors:
                                            For               Withheld/Not Voted
                                            ---               ------------------
J. Edward Coleman                           55,119,575                 4,615,856
Michael J. Emmi                             55,082,266                 4,653,165
Richard F. Ford                             55,084,252                 4,651,179
Edwin L. Harper                             55,111,779                 4,623,652
Delbert W. Johnson                          54,477,943                 5,257,488
John D. Loewenberg                          55,084,877                 4,650,554
Thomas C. Lynch                             55,106,979                 4,628,452
Warren V. Musser                            54,502,396                 5,233,036
Anthony J. Paoni                            55,113,009                 4,622,422
Edward N. Patrone                           55,064,483                 4,670,948
Harry Wallaesa                              54,517,719                 5,217,712

Proposal to adopt the 2000 Equity Compensation Plan:

         For                  Against          Abstain     Not Voted      Broker Nonvotes
         ---                  -------          -------     ---------      ---------------
         43,630,532           2,671,485         73,765     4,497,021            -

Proposal to amend the Employee Stock Option Plan:

         For                  Against          Abstain     Not Voted      Broker Nonvotes
         ---                  -------          -------     ---------      ---------------
         46,023,645           291,471           60,665     4,497,022            -

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits
          --------

             Exhibit
               No.           Description
             -------         -----------------------------------------
               4.1*          Compucom Systems, Inc. 2000 Equity Compensation
                             Plan

               4.2** Compucom Systems, Inc. Amended and Restated Employee Stock Purchase Plan

               27            Financial Data Schedule

               * Filed on April 19, 2000 as Exhibit A to the Company's Definitive Revised Proxy Statement (No. 000-14371) and incorporated herein by reference.

               ** Filed on April 19, 2000 as Exhibit B to the Company's Definitive Revised Proxy Statement (No. 000-14371) and incorporated herein by reference.

(b)       Reports on Form 8-K
          -------------------

          No reports on Form 8-K have been filed by the Registrant during the three months ended June 30, 2000.

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

                                              COMPUCOM SYSTEMS, INC.
                                              ----------------------------------
                                              (Registrant)






DATE:  August 14, 2000                        /s/ J. Edward Coleman
                                              ----------------------------------
                                              J. Edward Coleman,
                                              Chief Executive Officer





DATE:  August 14, 2000                         /s/ M. Lazane Smith
                                              ----------------------------------
                                              M. Lazane Smith,
                                              Senior Vice President, Finance and
                                              Chief Financial Officer