Form 10-Q
period 2000-09-30
COMPUCOM SYSTEMS INC
filed 2000-11-14
CIK 736291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the three months ended September 30, 2000    Commission File Number 0-14371
---------------------------------------------    ------------------------------


                            COMPUCOM SYSTEMS, INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                   Delaware                                  38-2363156
      -------------------------------                  ----------------------
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification Number)

     7171 Forest Lane, Dallas, TX                               75230
     ----------------------------                      ----------------------
      (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area        (972) 856-3600
     code:                                             ----------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No____
   -----


The number of shares of the Registrant's common stock outstanding as of November 13, 2000 was 48,960,126 shares.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                     Index

PART I.                     FINANCIAL INFORMATION                                            Page
-------                     ---------------------                                            ----
Item 1.                     Financial Statements (unaudited)

                            Condensed Consolidated Balance Sheets
                               September 30, 2000 and December 31, 1999                         3

                            Condensed Consolidated Statements of Operations
                               Three and nine months ended September 30, 2000 and 1999          4

                            Condensed Consolidated Statements of Cash Flows
                               Nine months ended September 30, 2000 and 1999                    5

                            Notes to Condensed Consolidated Financial Statements                6

Item 2.                     Management's Discussion and Analysis of Financial Condition
                               and Results of Operations                                       14

Item 3.                     Quantitative and Qualitative Disclosure About Market Risk          20

PART II.                    OTHER INFORMATION
-------                     -----------------

Item 6.                     Exhibits and Reports on Form 8-K                                   21

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                   September 30, 2000 and December 31, 1999
                                (In thousands)
                                  (unaudited)

                                                                                        September 30,       December 31,
                                                                                            2000                1999
                                                                                        -------------       ------------
                                     Assets
                                     ------

Current assets:
   Cash                                                                                 $      4,513        $    14,060
   Receivables                                                                               252,419            218,522
   Inventories                                                                                90,182            129,076
   Other                                                                                       1,328              9,238
                                                                                        ------------        -----------
     Total current assets                                                                    348,442            370,896

Property and equipment, net                                                                   24,190             29,718

Cost in excess of fair value of tangible net assets
   purchased, less accumulated amortization                                                   79,796             85,086
Other non-current assets                                                                      12,677             12,352
                                                                                        ------------        -----------
                                                                                        $    465,105        $   498,052
                                                                                        ============        ===========

                                     Liabilities and Shareholders' Equity
                                     ------------------------------------
Current liabilities:
   Accounts payable                                                                     $    121,646        $   182,247
   Accrued liabilities                                                                        87,496             91,993
                                                                                        ------------        -----------
     Total current liabilities                                                               209,142            274,240


Long-term debt                                                                                34,600                  -
Deferred income taxes                                                                              -                840

Shareholders' equity:
   Preferred stock                                                                            15,000             15,000
   Common stock                                                                                  490                480
   Additional paid-in capital                                                                 74,787             72,765
   Retained earnings                                                                         135,910            139,152
   Accumulated comprehensive loss                                                               (160)                 -
   Treasury stock                                                                             (3,160)                 -
   Notes receivable for sale of stock                                                         (1,504)            (4,425)
                                                                                        ------------        -----------
      Total shareholders' equity                                                             221,363            222,972
                                                                                        ------------        -----------
                                                                                        $    465,105        $   498,052
                                                                                        ============        ===========

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 2000 and 1999
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                    Three months ended                         Nine months ended
                                                       September 30,                              September 30,
                                                   2000            1999                      2000             1999
                                             --------------   --------------           ---------------  ---------------
Revenue:
   Product                                        $ 644,087         $806,191               $ 1,773,975    $   1,955,526
   Service                                           68,493           83,151                   196,710          225,914
   Other                                                  -                -                         -            3,817
                                             --------------   --------------           ---------------  ---------------
      Total revenue                                 712,580          889,342                 1,970,685        2,185,257
                                             --------------   --------------           ---------------  ---------------

Cost of revenue:
   Product                                          594,658          740,576                 1,642,317        1,799,826
   Service                                           41,206           54,102                   130,089          148,306
   Other                                                  -                -                         -            2,098
                                             --------------   --------------           ---------------  ---------------
      Total cost of revenue                         635,864          794,678                 1,772,406        1,950,230
                                             --------------   --------------           ---------------  ---------------
        Gross margin                                 76,716           94,664                   198,279          235,027

Operating expenses:
   Selling                                           20,172           33,068                    63,118           85,346
   Service                                           12,985           13,057                    37,377           35,664
   General and administrative                        25,467           24,936                    70,711           69,100
   Depreciation and amortization                      5,265            5,848                    16,344           16,237
   Restructuring charges                                  -                -                     5,169                -
                                             --------------   --------------           ---------------  ---------------
      Total operating expenses                       63,889           76,909                   192,719          206,347
                                             --------------   --------------           ---------------  ---------------

Earnings from operations                             12,827           17,755                     5,560           28,680

Financing expenses                                   (4,326)          (6,909)                  (11,797)         (17,446)
Gain on sale of investment                                -                -                     1,958                -
                                             --------------   --------------           ---------------  ---------------
Earnings (loss) before income taxes                   8,501           10,846                    (4,279)          11,234

Income taxes (benefit)                                3,401            4,338                    (1,712)           4,494
                                             --------------   --------------           ---------------  ---------------

Net earnings (loss)                               $   5,100         $  6,508              ($     2,567)   $       6,740
                                             ==============   ==============           ===============  ===============

Earnings (loss) per common share:
        Basic                                          $.10             $.13                    ($ .07)            $.13
        Diluted                                        $.10             $.13                    ($ .07)            $.13

Average common shares outstanding:
        Basic                                        48,909           47,660                    48,615           47,647
        Diluted                                      49,238           50,634                    48,615           48,311

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 2000 and 1999
                                (In thousands)
                                  (unaudited)

                                                                                Nine months ended September 30,
                                                                                 2000                   1999
                                                                            ----------------      -----------------
Cash flows from operating activities:

    Net earnings (loss)                                                        ($     2,567)          $      6,740
    Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                               16,344                 16,237
         Restructuring charges                                                        2,620                      -
         Gain on sale of investment                                                  (1,958)                     -
         Deferred income taxes                                                         (217)                 2,285

         Changes in assets and liabilities:
           Receivables                                                              (34,957)               (74,807)
           Inventories                                                               38,894                 76,317
           Other current assets                                                       1,194                 (4,357)
           Accounts payable                                                         (60,601)                21,337
           Accrued liabilities and other                                             (1,938)                (6,559)
                                                                            ---------------       ----------------
              Net cash provided by (used in) operating activities                   (43,186)                37,193
                                                                            ---------------       ----------------

Cash flows from investing activities:

    Capital expenditures, net                                                        (5,815)                (5,644)
    Proceeds from sale of securities                                                  2,880                      -
    Proceeds from sale of land and building                                             617                 39,791
    Business acquisitions, net of cash acquired                                           -               (138,872)
                                                                            ---------------       ----------------
              Net cash used in investing activities                                  (2,318)              (104,725)
                                                                            ---------------       ----------------

Cash flows from financing activities:

    Borrowings under revolver                                                       851,200                807,565
    Repayment of revolver                                                          (816,600)              (715,584)
    Repayment of real estate loan                                                         -                (25,000)
    Issuance of common stock                                                          2,032                  1,206
    Preferred stock dividend                                                           (675)                  (675)
                                                                            ---------------       ----------------
              Net cash provided by financing activities                              35,957                 67,512
                                                                            ---------------       ----------------

Net decrease in cash                                                                 (9,547)                   (20)
Cash at beginning of period                                                          14,060                  4,526
                                                                            ---------------       ----------------
Cash at end of period                                                           $     4,513           $      4,506
                                                                            ===============       ================

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 2000
                                  (unaudited)

(1)  General
     -------

     These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the 1999 Annual Report on Form 10-K for CompuCom Systems, Inc. (the "Company"). The information furnished is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are in the opinion of management necessary for a fair presentation of the results for these interim periods. Interim results are not necessarily indicative of results expected for the full year.

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

(3)  Earnings per share
     ------------------

     Basic earnings (loss) per common share have been computed based on net earnings (loss) after preferred stock dividend requirements and the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share assumes conversion of dilutive convertible securities into common stock at the later of the beginning of the period or date of issuance and includes the add-back of related interest expense and/or dividends, as required. Earnings (loss) per common share have been computed as follows (in thousands, except per share amounts):

                                            Three months ended September 30, 2000         Nine months ended September 30, 2000
                                         --------------------------------------------   ------------------------------------------
                                              Income          Shares                          Loss          Shares
                                            (Numerator)   (Denominator)      EPS          (Numerator)    (Denominator)     EPS
                                         -------------- ----------------- -----------   -------------- ---------------- ----------
Net earnings (loss)                          $ 5,100                                       ($  2,567)
Less:  Preferred stock dividends                (225)                                           (675)

Basic EPS
---------
Income (loss) available to common
shareholders                                   4,875               48,909      $ .10          (3,242)          48,615      ($ .07)

Effect of dilutive securities
-----------------------------
Stock options                                                         241
Employee stock purchase plan                                           88
                                         -----------       --------------                 ----------       ----------
Diluted EPS
-----------
Income (loss) available + assumed
conversions                                  $ 4,875               49,238      $ .10        $ (3,242)          48,615      ($ .07)
                                         ===========       ============== ==========      ==========       ==========    ========

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 2000
                                  (unaudited)

                                              Three months ended September 30, 1999        Nine months ended September 30, 1999
                                           ---------------------------------------------- -----------------------------------------
                                                 Income            Shares                      Income          Shares
                                              (Numerator)       (Denominator)     EPS       (Numerator)     (Denominator)     EPS
                                           ----------------  ----------------- ---------- --------------- ---------------- --------
Net earnings                                   $  6,508                                      $ 6,740
Less:  Preferred stock dividends                   (225)                                        (675)

Basic EPS
---------
Income available to common shareholders           6,283            47,660         $.13         6,065             47,647      $ .13

Effect of dilutive securities
-----------------------------
Stock options                                                         734                                           646
Employee Stock Purchase Plan                                           24                                            18
Convertible preferred stock                         225             2,216
                                           ------------       -----------                 ----------         ----------

Diluted EPS
-----------
Income available + assumed conversions         $  6,508            50,634         $.13       $ 6,065             48,311      $ .13
                                           ============       ===========      =======    ==========         ==========    =======

     The Company has excluded 2,215,657 and 2,704,976 shares from its calculations of diluted earnings per share for the three and nine months ended September 30, 2000, respectively, and has excluded 2,215,657 shares from its calculations of diluted earnings per share for the nine months ended September 30, 1999, as they are considered anti-dilutive.

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

     The following unaudited proforma financial information presents the combined results of operations for the nine months ended September 30, 1999 as if the TASD acquisition had occurred as of the beginning of 1999, after giving effect to certain adjustments, including amortization of goodwill, increased financing expense on debt related to the acquisition, and related income tax effects. The proforma results do not necessarily represent results which would have occurred if the TASD acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 2000
                                  (unaudited)

                     (in thousands, except per share data)

                               Nine Months Ended
                              September 30, 1999
                              ------------------

Revenue                           $2,804,997

Net loss                          $     (304)

Diluted loss per share                ($0.02)


(5)  Restructuring Charges
     ---------------------

     During the first quarter of 2000, the Company effected a restructuring plan designed to reduce the Company's cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office facilities, and reducing the Company's workforce. As a result, the Company recorded a restructuring charge of $5.2 million in the first quarter of 2000. The $5.2 million charge is reflected as a separate line of operating expense in the Company's Condensed Consolidated Statement of Operations. The following table provides a detail of the charges and cash payments made by category as well as the amounts accrued as of September 30, 2000:

                                                                      (in thousands)
                                                                      --------------
                                               Restructuring       Cash                     Accrual at
                                                  Charge         Payments       Other        9/30/00
                                             ----------------------------------------------------------
Lease termination costs                      $    2,904          $   (771)    $       -      $    2,133
Employee severance and related benefits           1,800            (1,691)            -             109
Other                                               465               (87)         (318)             60
                                             ----------------------------------------------------------
Total                                        $    5,169          $ (2,549)    $    (318)     $    2,302
                                             ==========================================================


     The $2.3 million accrued at September 30, 2000 is reflected in Accrued liabilities on the Company's Condensed Consolidated Balance Sheet.

     Lease termination costs include the estimated cost to close the three office facilities and represents the amount required to fulfill the Company's obligations under signed lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated amount to be paid to terminate the lease contracts before the end of their terms. In developing the estimated costs, the Company has consulted with a professional real estate firm with knowledge of market rent rates in all applicable markets where the Company has space. Assumptions have been used for market rent rates and the estimated amount of time necessary to sublet the facilities. Payments, net of proceeds derived from subleases, are charged against the accrual as incurred. The remaining accrual at September 30, 2000 relates to two leases for the office facilities that have not been sublet or terminated.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 2000
                                  (unaudited)

     Severance is paid based on associates' years of service as well as their level within the organization. The reduction in workforce included 308 associates, of which one was an executive officer. The reduction in workforce included associates from the following areas: sales, service, and general and administrative, who were located at certain of the Company's locations, corporate offices, and the Houston distribution center. The remaining accrual at September 30, 2000 relates to severance payments which are being paid to the former executive officer and are expected to be substantially complete by the end of 2000.

     Other restructuring charges primarily include the write-off of leasehold improvements at the Houston distribution center.

     During the fourth quarter of 1998, the Company recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance and benefits related to a reduction in workforce. The following table provides a summary by category and rollforward of the changes in this restructuring accrual for the nine months ended September 30, 2000:


                                                               (in thousands)
                                                 Accrual at    --------------      Accrual at
                                                  12/31/99      Cash Payments       9/30/00
                                               -----------------------------------------------
Lease termination costs                        $    1,240       $     (924)       $    316
Employee severance and related benefits               560             (448)            112
                                               -----------------------------------------------
Total                                          $    1,800       $   (1,372)       $    428
                                               ===============================================

   The Company expects all restructuring activities relating to both restructuring accruals to be substantially complete by the end of 2000 and believes the restructuring accruals are adequate.

(6)  Segment Information
     -------------------

     The Company defines its operations as two distinct businesses - sales of personal computer-related products ("product"), which includes desktop, mobile computing, WEB computing, and network computer products and services ("service"), which includes field engineering, LAN/WAN projects, consulting, configuration, help desk, asset tracking, network management, software management, and services provided in support of certain manufacturers' direct fulfillment initiatives. ClientLink, Inc. ("ClientLink"), a majority-owned subsidiary of the Company until April 1999, provided customized application programming services and was previously defined as a third distinct business. In April 1999, ClientLink was merged with E-Certify Corporation ("E-Certify"). The combined operations of ClientLink and E-Certify are conducted under the name E-Certify, Inc. The Company has recorded its minority investment in E-Certify, Inc. at the net carrying amount of its investment in ClientLink and is accounting for the ongoing operations of E-Certify, Inc. using the equity method. The Company's investment is included in Other non-current assets on the Company's Condensed Consolidated Balance Sheet as of September 30, 2000.

     The Company measures segment earnings as operating earnings, defined as income before restructuring charges, financing expenses and income taxes. All significant inter-segment activity has been eliminated. Business assets are the assets owned or allocated to each business. The "Other" column includes all assets not specifically allocated to a segment. The Company's investment in E-Certify, Inc. is reflected in the "Other" column for the three and nine months ended September 30, 2000, and for the three months ended September 30, 1999.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000
                                  (unaudited)

For the Quarter ended September 30, 2000

Operating Results                                    Product                  Service           Other                  Total
---------------------------------              -------------------         ------------     ---------------    -------------------
(in thousands)

    Net revenues                               $           644,087         $     68,493     $             -    $           712,580

    Gross margin                                            49,429               27,287                   -                 76,716

    Operating earnings (loss)                                1,313               11,806                (292)                12,827

    Financing expense                                                                                                       (4,326)
                                                                                                               -------------------

    Earnings before income taxes                                                                               $             8,501
                                                                                                               ===================

    Total assets                               $           299,764         $     36,386     $       128,955    $           465,105
                                               ===================         ============     ===============    ===================

For the Quarter ended September 30, 1999

Operating Results                                    Product                  Service           Other                  Total
---------------------------------              -------------------         ------------     ---------------    -------------------
(in thousands)

    Net revenues                               $           806,191         $     83,151     $             -    $           889,342

    Gross margin                                            65,615               29,049                   -                 94,664

    Operating earnings                                       6,508               11,169                  78                 17,755

    Financing expense                                                                                                       (6,909)
                                                                                                               -------------------
    Earnings before income taxes                                                                               $            10,846
                                                                                                               ===================
    Total assets                               $           443,487         $     46,728     $       148,283    $           638,498
                                               ===================         ============     ===============    ===================

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 2000
                                  (unaudited)


For the Nine Months ended September 30, 2000

Operating Results                           Product             Service           Other                     Total
----------------------------------    -----------------    ---------------   ---------------         ----------------
(in thousands)
     Net revenues                            $1,773,975           $196,710     $           -               $1,970,685

     Gross margin                               131,658             66,621                 -                  198,279

     Operating earnings (loss)                   (7,031)            18,859            (1,099)                  10,729
     excluding restructuring charges

     Restructuring charges                                                                                     (5,169)

     Financing expense                                                                                        (11,797)

     Gain on sale of investment                                                                                 1,958
                                                                                                           ----------

     Loss before income taxes                                                                              $   (4,279)
                                                                                                           ==========

     Total assets                            $  299,764           $ 36,386          $128,955               $  465,105
                                             ==========           ========          ========               ==========

For the Nine Months ended September 30, 1999

Operating Results                           Product             Service         ClientLink, Inc.        Other              Total
----------------------------------    -----------------    ---------------   --------------------    ------------       -----------
(in thousands)
     Net revenues                            $1,955,526           $225,914               $  3,817      $        -        $2,185,257

     Gross margin                               155,700             77,608                  1,719               -           235,027

     Operating earnings (loss)                     (396)            28,603                    473               -            28,680

     Financing expense                                                                                                      (17,446)
                                                                                                                         ----------

     Earnings before income taxes                                                                                        $   11,234
                                                                                                                         ==========

     Total assets                            $  443,487           $ 46,728               $      -      $  148,283        $  638,498
                                             ==========           ========               ========      ==========        ==========

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 2000
                                  (unaudited)

(7)  Financing Arrangements
     ----------------------

     The Company has financing arrangements which total $350 million, consisting of a $175 million receivable securitization facility ("Securitization") and a $175 million working capital facility ("Revolver"). Consistent with the Company's financing requirements, during the third quarter 2000, the Company reduced the Securitization from $200 million to $175 million.

     The Securitization, which matures in May 2002 and has pricing based on a designated short-term interest rate plus an agreed-upon spread, allows the Company to sell an interest in its accounts receivable on a revolving basis and is accounted for as a sale of accounts receivable in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As of September 30, 2000, the Securitization was fully utilized.

     The Revolver, which matures in May 2002, bears interest at LIBOR plus an agreed-upon spread and is secured by a lien on the Company's assets. Availability under the Revolver is subject to a borrowing base calculation. As of September 30, 2000, availability under the Revolver was approximately $139.1 million, of which $34.6 million was outstanding.

     Both the Securitization and the Revolver are subject to the Company's compliance with selected financial covenants and ratios.

(8)  Gain on Sale of Investment
     --------------------------

     In September 1999, the Company made a minority equity investment of $2.0 million in OPUS360 Corporation ("OPUS"). In April 2000, the Company participated in the initial public offering of OPUS, recognizing a pretax gain of approximately $2.0 million from the sale of a portion of its investment in OPUS. The Company's investment in OPUS is defined as an "available-for-sale" security in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The investment in OPUS is carried at fair value, based on quoted market prices, with any unrealized gain or loss, net of tax, reported as a separate component of shareholders' equity. As of September 30, 2000, the Company has a remaining investment in OPUS, recorded at fair value, of approximately $0.8 million which is included in Other non-current assets on the Company's Condensed Consolidated Balance Sheet.

(9)  Related-Party Transactions
     --------------------------

     In January 2000, a former officer and director of the Company transferred 685,635 shares of the Company's common stock to the Company in satisfaction of two notes receivable plus accrued interest. The notes were issued for the purchase of the Company's common stock and were reflected as Notes receivable for the sale of stock in the Condensed Consolidated Balance Sheet at December 31, 1999. The number of shares transferred was based on the calculated ten day trailing average price of the Company's common stock. As a result, the Company recorded a non-cash equity transaction of approximately $3.2 million to record treasury stock, at cost.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES


             Notes to Condensed Consolidated Financial Statements
                              September 30, 2000
                                  (unaudited)

(10)  Reclassifications
      -----------------


      Certain amounts in the 1999 condensed consolidated financial statements have been reclassified to conform with the 2000 presentation.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations
                              September 30, 2000

Results of Operations
---------------------

The following table shows the Company's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, gain on sale of investment, income taxes (benefit) and net earnings (loss) are shown as a percentage of total net revenue for the three and nine months ended September 30, 2000 and 1999.

                                                  Three months ended                          Nine months ended
                                        September 30,           September 30,       September 30,          September 30,
                                            2000                    1999                2000                   1999
                                     ----------------       -----------------    ----------------       ----------------
Revenue:
   Product                                   $644,087                $806,191          $1,773,975             $1,955,526
   Service                                     68,493                  83,151             196,710                225,914
   Other                                            -                       -                   -                  3,817
                                     ----------------       -----------------    ----------------       ----------------
    Total revenue                            $712,580                $889,342          $1,970,685             $2,185,257
                                     ================       =================    ================       ================

Gross margin:
   Product                                   $ 49,429                $ 65,615          $  131,658             $  155,700
   Service                                     27,287                  29,049              66,621                 77,608
   Other                                            -                       -                   -                  1,719
                                     ----------------       -----------------    ----------------       ----------------
    Total gross margin                       $ 76,716                $ 94,664          $  198,279             $  235,027
                                     ================       =================    ================       ================

Gross margin percentage:
   Product                                        7.7%                    8.1%                7.4%                   8.0%
   Service                                       39.8%                   34.9%               33.9%                  34.4%
   Other                                            -                       -                   -                   45.0%
                                     ----------------       -----------------    ----------------       ----------------
    Total gross margin percentage                10.8%                   10.6%               10.1%                  10.8%

Operating expenses:
   Selling                                        2.8%                    3.7%                3.2%                   3.9%
   Service                                        1.8%                    1.5%                1.9%                   1.6%
   General and administrative                     3.6%                    2.8%                3.6%                   3.2%
   Depreciation and amortization                  0.7%                    0.7%                0.8%                   0.7%
   Restructuring charges                            -                       -                 0.3%                     -
                                     ----------------       -----------------    ----------------       ----------------
    Total operating expenses                      9.0%                    8.6%                9.8%                   9.5%
                                     ----------------       -----------------    ----------------       ----------------

Earnings from operations                          1.8%                    2.0%                0.3%                   1.3%

Financing expenses                               (0.6%)                  (0.8%)              (0.6%)                 (0.8%)
Gain on sale of investment                          -                       -                 0.1%                     -
                                     ----------------       -----------------    ----------------       ----------------
Earnings (loss) before income taxes               1.2%                    1.2%               (0.2%)                  0.5%

Income taxes (benefit)                            0.5%                    0.5%               (0.1%)                  0.2%
                                     ----------------       -----------------    ----------------       ----------------

Net earnings (loss)                               0.7%                    0.7%               (0.1%)                  0.3%
                                     ================       =================    ================       ================

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

    COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2000 TO THE QUARTER ENDED
                              SEPTEMBER 30, 1999


  Product revenue, which is primarily derived from the sale of desktop, mobile computing, WEB computing, and network computer products to corporate customers, decreased approximately 20.1% to $644.1 million in the third quarter of 2000 from $806.2 million in the third quarter of 1999. The Company believes product revenue was negatively impacted by manufacturer direct selling and fulfillment strategies as well as lower product demand when compared to last year's higher than normal spending by the Company's clients as part of their preparation for the Year 2000. However, on a sequential basis relative to the second quarter of 2000, product revenue increased approximately 3%. Product gross margin as a percentage of product revenue for the third quarter of 2000 was 7.7% compared to 8.1% for the third quarter of 1999. This decrease is primarily due to increased competition from direct marketers and other companies who sell personal computer products. However, on a sequential basis relative to the second quarter of 2000, product gross margin as a percentage of product revenue increased to 7.7% from 7.5%. The Company expects to experience continued pressure on both product revenue and product gross margin, the result of which may be to report lower product revenue and related product gross margin when compared to the comparable prior year period.

  Service revenue declined 17.6% to $68.5 million for the third quarter of 2000 from $83.2 million for the third quarter of 1999. Service revenue is primarily derived from field engineering, LAN/WAN projects, consulting, configuration, help desk, asset tracking, network management, software management, and services provided in support of certain manufacturers' direct fulfillment initiatives. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The decrease in service revenue was primarily due to lower demand for the Company's consulting services. The Company believes the decline in consulting services revenue can be partially attributed to its clients' higher spending on Year 2000 related projects that occurred in 1999 and not in 2000. However, on a sequential basis relative to the second quarter of 2000, service revenue increased approximately 6.8%. Service gross margin as a percentage of service net revenue for the quarter ended September 30, 2000 was 39.8% compared to 34.9% for the same period in 1999. In addition, third quarter of 2000 service gross margin of 39.8% compared favorably to second quarter of 2000 service gross margin of 31.8%. The increase in service gross margin was due primarily to improvements in the management and utilization of service-related resources and a greater mix of services being performed that generally have a higher gross margin. The Company expects to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period.

  Selling expense decreased approximately $12.9 million for the three months ended September 30, 2000 as compared to the same period in the prior year. Selling expense as a percentage of revenue declined to 2.8% for the three months ended September 30, 2000 from 3.7% for the same period a year ago. The Company attributes this decrease primarily to its own cost reduction efforts and integration costs incurred in 1999 as part of the TASD acquisition.

  Service expense was approximately $13.0 million for both the three months ended September 30, 2000 and 1999. As a percentage of revenue, service expense increased to 1.8% for the three months ended September 30, 2000 from 1.5% for the same period a year ago. The increase as a percentage of revenue was due to the decline in total revenue for the three months ended September 30, 2000 as compared to the same period in 1999.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

  General and administrative expense increased to approximately $25.5 million for the quarter ended September 30, 2000 from $24.9 million for the same period in the prior year. General and administrative expense increased as a percent of revenue from 2.8% to 3.6% for the comparable period due primarily to the decline in total revenue for the three months ended September 30, 2000 as compared to the same period in 1999. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

  Depreciation and amortization expense decreased approximately $0.6 million for the three months ended September 30, 2000, but remained flat as a percentage of net revenue as compared to the same period in the prior year.

  Financing expense of approximately $4.3 million decreased approximately $2.6 million for the three months ended September 30, 2000, as compared to the same period in 1999. As a percentage of revenue, financing expense declined to 0.6% for the three months ended September 30, 2000 from 0.8% for the same period a year ago. The decrease in financing expense is primarily the result of higher borrowing levels in the third quarter of 1999, associated with the TASD acquisition, as compared to the third quarter of 2000, partially offset by an increase in the Company's effective interest rate.

  As a result of the factors discussed above, the Company recorded net earnings for the quarter ended September 30, 2000 of $5.1 million compared to net earnings of $6.5 million for the same period in 1999.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED
                              SEPTEMBER 30, 1999

  Product revenue decreased approximately 9.3% to $1.8 billion for the nine months ended September 30, 2000 from approximately $2.0 billion in the same period of 1999. The Company believes product revenue was negatively impacted by manufacturer direct selling and fulfillment initiatives as well as lower product demand when compared to last year's higher than normal spending by the Company's clients as part of their preparation for the Year 2000. These factors were partially offset by the positive impact of the May 1999 TASD acquisition. Product gross margin as a percentage of product revenue for the nine months ended September 30, 2000 was 7.4% compared to 8.0% for the same period in 1999. This decrease is primarily due to increased competition from direct marketers and other companies who sell personal computer products. The Company expects to experience continued pressure on both product revenue and product gross margin, the result of which may be to report lower product revenue and related product gross margin when compared to the comparable prior year period.

  Service revenue decreased approximately 12.9% to $197 million for the nine months ended September 30, 2000 from $226 million during the same period of 1999. Service gross margin as a percentage of service net revenue was 33.9% for the first nine months of 2000 compared to 34.4% for the same period in 1999. The decline in service revenue was primarily due to lower demand for the Company's consulting services. This lower demand led to lower utilization in consulting services and was the primary reason for the decline in service gross margin. The Company believes the decline in consulting services revenue can be partially attributed to its clients' Year 2000 concerns and higher spending on Year 2000 related projects that occurred in 1999 and not in 2000. The Company expects to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period.

  Selling expense decreased approximately $22.2 million for the nine months ended September 30, 2000 as compared to the same prior year period. Selling expense as a percentage of revenue declined to approximately 3.2% of revenue for the nine months ended September 30, 2000 from approximately 3.9% for the same prior year period. The Company attributes this decrease primarily to its own cost reduction efforts, integration costs incurred in 1999 as part of the TASD acquisition, and professional fees incurred in 1999 associated with the design, implementation, and transition to a more services-focused sales model.

  Service expense increased approximately $1.7 million to $37.4 million for the nine months ended September 30, 2000 from $35.7 million for the same period in the prior year. As a percentage of revenue, service expense increased to 1.9% for the nine months ended September 30, 2000 from 1.6% for the same period in 1999. The increase is due primarily to personnel costs and investments in the service infrastructure associated with supporting the service business, partially offset by the impact of the April 1999 E-Certify merger whereby ClientLink is no longer a consolidated subsidiary. Consequently, service expense for the first nine months of 2000 does not reflect ClientLink's operating expenses as compared to the first nine months of 1999.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

     Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

  General and administrative expense increased to $70.7 million for the nine months ended September 30, 2000 from $69.1 million for the same period in the prior year. General and administrative expense increased as a percent of revenue from 3.2% to 3.6% for the comparable periods due primarily to the decline in total revenue for the nine months ended September 30, 2000 as compared to the same period in 1999. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

  Depreciation and amortization expense was relatively flat for the nine months ended September 30, 2000 in both absolute dollars and as a percentage of net revenue when compared to the same period in 1999. Reflected in depreciation and amortization expense is the impact of goodwill amortization related to the May 1999 TASD acquisition for the full nine months ended September 30, 2000. However, this impact was offset by additional goodwill amortization recorded in the nine months ended September 30, 1999 related to the completion of the allocation of the purchase price of two business combinations. A portion of the purchase price was allocated to customer lists which were deemed to have a shorter useful life than the associated goodwill. As a result, the Company recorded approximately $0.7 million in additional amortization expense to accurately reflect amortization expense for the customer lists from the dates of the respective business combinations.

  During the first quarter of 2000, the Company effected a restructuring plan designed to reduce the Company's cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office facilities, and reducing the Company's workforce. As a result, the Company recorded a restructuring charge of $5.2 million in the first quarter of 2000. Of the $5.2 million charged to operations, approximately $2.5 million was paid through September 30, 2000.

  Financing expense decreased in absolute dollars and as a percentage of revenue for the nine months ended September 30, 2000, as compared to the same period in 1999. This decline is primarily due to two factors. During the quarter ended June 30, 1999, the Company incurred approximately $1.0 million in charges related to the extension of its previous credit facilities until the new credit facilities were finalized. These charges, along with greater financing requirements in the nine months ended September 30, 1999 mainly due to the TASD acquisition, were the primary reasons financing expenses for the nine months ended September 30, 1999 were higher in relation to the nine months ended September 30, 2000. These two factors were partially offset by an increase in the Company's effective interest rate in 2000 relative to 1999.

  During the second quarter of 2000, the Company recognized a pretax gain of approximately $2.0 million on the sale of a portion of its investment in OPUS360 Corporation ("OPUS"). The gain was the result of the Company's participation in the initial public offering of OPUS stock.

  As a result of the factors discussed above, the Company recorded a net loss, including an after-tax restructuring charge of approximately $3.1 million, for the nine months ended September 30, 2000 of $2.6 million compared to net earnings of $6.7 million for the same period in 1999.

Liquidity and Capital Resources
-------------------------------

  Working capital at September 30, 2000 was $139.3 million compared to $96.7 million at December 31, 1999. The increase in working capital is primarily due to an increase in receivables and a decrease in accounts payable, partially offset by a decrease in inventories. The increase in receivables is mainly due to a $75 million reduction in the amount of receivables utilized under the Company's securitization facility partially offset by improvement in days sales outstanding. The decrease in inventories is primarily due to the Company's continued efforts to reduce its risk associated with its suppliers' price protection and returns programs by maintaining lower inventory levels, thereby increasing its inventory turns. The decrease in accounts payable is primarily a result of fluctuations that occur relative to the timing of payments to vendors and to lower inventory levels.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

  The Company's liquidity continues to be negatively impacted by the dollar volume of certain manufacturers' rebate programs. Under these programs, the Company is required to pay a higher initial amount for product and claim a rebate from the manufacturers to reduce the final cost. The collection of these rebates can take several months. Due to these programs, the Company's initial cost for the product is often higher than the sales price the Company can obtain from its customers. These programs are a material factor in the Company's financing needs. As of September 30, 2000 the Company was owed approximately $66 million under these vendor rebate programs.

  The Company's working capital requirements are generally funded through financing arrangements and internally generated funds. As of September 30, 2000, the Company's financing arrangements consisted of the $175 million Securitization and $175 million Revolver facilities. Consistent with the Company's financing requirements, during the third quarter 2000, the Company reduced the Securitization from $200 million to $175 million. Both facilities mature in May 2002. The Securitization pricing is based on a designated short-term interest rate plus an agreed upon spread. As of September 30, 2000, the Securitization was fully utilized. The Revolver bears interest at LIBOR plus an agreed upon spread and is secured by a lien on the Company's assets. Availability under the Revolver is subject to a borrowing base calculation. As of September 30, 2000, availability under the Revolver was approximately $139.1 million, of which $34.6 million was outstanding. Both the Securitization and the Revolver are subject to the Company's compliance with selected financial covenants and ratios.

  The Company's business is not capital intensive, and capital expenditures in any year normally are not significant in relation to the overall financial position of the Company. Capital expenditures were approximately $5.8 million for the nine months ended September 30, 2000 as compared to $5.6 million for the same period in 1999. The majority of both the 2000 and 1999 capital expenditures were related to the upgrading of the Company's information technology systems hardware and software. The Company does not expect to incur capital expenditures for the remainder of 2000 materially different from its 1999 levels.

Recent Accounting Pronouncements
--------------------------------

  In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Company does not expect the adoption of SFAS #140 to have an impact on its financial condition or results of operations.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," in fiscal year 2001. The Company has not identified any derivative instruments subject to the provisions of SFAS No. 133.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This was followed by Staff Accounting Bulletin No. 101A, "Implementation Issues Related to SAB 101", in March 2000 and by Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" ("SAB 101B"), in June 2000. These bulletins summarize certain of the SEC's views about applying generally accepted accounting principles to revenue recognition in financial statements. The impact of SAB 101B on the Company was to delay the implementation date of SAB 101 until the fourth quarter of 2000. The SEC is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The Company has reviewed the implications of these bulletins and does not expect them to have any significant impact on its financial condition or results of operations.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

  This document contains certain forward-looking statements regarding revenues, margin, earnings, growth rates and certain business trends that involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein, specifically: the ability to grow product and service revenue; the Company may not be able to increase its consulting revenue in the remainder of the year; there may be fewer consulting projects to compete for in the remainder of the year; the Company may not meet its expectations in providing manufacturers assistance in implementing their direct fulfillment initiatives the Company may not be able to find additional ways to leverage costs and reduce costs further; the ability to continue the improvement in product and service gross margin as well as in the balance sheet. Other factors that could cause actual results to differ materially are: competitive pricing and supply; the impact of the manufacturer's shift to direct fulfillment programs may be more significant than anticipated; changes to manufacturers' pricing, price protection, rebate and incentive programs; short-term interest rate fluctuations; general economic conditions; employee turnover and possible future litigation; the ability to collect accounts receivable and vendor rebates receivable; and other uncertainties that may have an impact on future revenue and earnings as well as the risks and uncertainties set forth from time to time in the Company's other public reports and filings and public statements. Readers of this document are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
-------  ---------------------------------------------------------

  The Company is exposed to interest rate risk primarily through its Securitization and Revolver. The Company utilizes its Securitization and Revolver for its working capital and other borrowing needs. As of September 30, 2000, the Company had $175 million and $34.6 million outstanding under its Securitization and Revolver, respectively. If the Company's effective interest rate were to increase by 75 basis points (.75%), the Company's annual financing expense would increase by approximately $1.6 million based on the average outstandings under the Securitization and Revolver during the nine months ended September 30, 2000.

  Currently, the Company does not enter into financial investments for trading or other speculative purposes or to manage interest rate exposure.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits
          --------

          Exhibit
            No.     Description
          --------  ------------------------------------

            27      Financial Data Schedule

(b)       Reports on Form 8-K
          -------------------

          No reports on Form 8-K have been filed by the Registrant during the three months ended September 30, 2000.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            COMPUCOM SYSTEMS, INC.
                                          --------------------------
                                          (Registrant)




DATE: November 14, 2000                   /s/ J. Edward Coleman
                                          --------------------------------------
                                          J. Edward Coleman,
                                          President and Chief Executive Officer



DATE: November 14, 2000                   /s/ M. Lazane Smith
                                          --------------------------------------
                                          M. Lazane Smith,
                                          Senior Vice President, Finance and
                                          Chief Financial Officer