Form 10-K
period 2000-12-31
COMPUCOM SYSTEMS INC
filed 2001-03-26
CIK 736291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000       Commission File Number 0-14371
-------------------------------------------       ------------------------------


                            COMPUCOM SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              Delaware                                        38-2363156
----------------------------------------              --------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                      Identification Number)

     7171 Forest Lane, Dallas, TX                                75230
----------------------------------------              --------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:         (972) 856-3600
                                                      --------------------------

Securities registered pursuant to Section 12(b) of the Act:          NONE
                                                              ------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates (based on the closing price on the Nasdaq National Market) on March 22, 2001 was approximately $58.1 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by March 22, 2001 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

The number of shares of the Registrant's Common Stock outstanding as of March 22, 2001 was 47,774,113 shares.

                      Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement relating to the May 17, 2001 annual meeting of stockholders of Registrant, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, are incorporated by reference into Items 10, 11, 12 and 13 (Part III) of this Annual Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

________________________________________________________________________________

                                    PART I
                                    ------

Item 1   Business
------   --------

Item 1(a)  General Development of the Business
---------  -----------------------------------

Introduction

     Founded in 1987, CompuCom Systems, Inc., together with its subsidiaries ("CompuCom" or "the Company") is a leading provider of technology management services and information technology products to large and medium-sized businesses throughout the United States. CompuCom provides a wide range of services that are intended to simplify the selection, integration and cost-effective, ongoing management of the digital infrastructure of its clients. CompuCom markets and sells technology management services and products through a direct sales force to approximately 6,000 business clients.

     To meet its customers' needs, CompuCom offers a variety of technology management services including IT strategic consulting, enterprise help desk services, asset management, multi-vendor hardware maintenance and support, logistics, integration, product configuration and distribution, software management, network and systems management, enterprise architecture, storage solutions, and mobile and wireless products, consulting and support. In addition, CompuCom is an authorized dealer of major personal computer ("PC") products, networking and related products, computer-related peripheral equipment, mobile computing products and software for a number of manufacturers, including Compaq Computer Corporation ("Compaq"), International Business Machines Corporation ("IBM"), Hewlett-Packard Company ("HP"), Microsoft Corporation ("Microsoft"), and Palm, Inc. ("Palm").

     CompuCom has been profitable every year since its inception and has achieved revenue growth of 13% compounded over the past five years. This revenue growth has been achieved both by internal growth and through acquisitions, the most notable of which occurred in May 1999 when CompuCom purchased the Technology Acquisition Services Division ("TASD") of Entex Information Services, Inc. However, in comparing 2000 with 1999, CompuCom experienced an 8.2% decline in revenue and a 55.8% decline in net earnings, including the combined impact of a restructuring charge of $5.2 million ($3.1 million after-tax) and a net gain on the sale of securities of $1.0 million ($0.6 million after-tax). After recording a net loss in the first quarter of 2000, CompuCom returned to profitability in each of the following three quarters. During the first quarter of 1999, CompuCom recorded its first net loss from operations, but returned to profitability in each of the following three quarters. In the fourth quarter of 1998, CompuCom recorded its first quarterly net loss as a result of a $16.4 million ($9.9 million after-tax) restructuring charge.

     CompuCom believes the key to improving its earnings performance is the expansion of its higher margin services business, as well as focusing on lowering its cost structure through expense control and participation in programs designed to increase working capital efficiency. CompuCom's strategy is to focus on the growth of its services business, through both internal means as well as strategic acquisitions and alliances, while continuing to provide clients the ability to acquire multi-vendor products from a single source. However, as major manufacturers expand their plans to market and distribute products directly to the Company's clients, CompuCom anticipates continued pressure on product revenue and product gross margin, which may result in lower product revenues and product gross margin dollars.

     CompuCom's target clients are becoming increasingly dependent on information technology to compete effectively in today's markets. As a result, the decision-making process organizations face when planning, selecting, and implementing technology solutions is becoming more complex and requires many of these organizations to outsource the management and support of their technology needs. In addition, many of CompuCom's clients are enhancing their technology infrastructure to implement and enhance their ability to communicate and transact business over the Internet. By reducing the complexities, obstacles and risks associated with operational transitions, new technology adoption and on-going management, CompuCom's goal is to simplify the dynamics of the digital infrastructure for its clients.

     CompuCom currently operates primarily in two business segments - 1) computer products and 2) services - which include technology support services, IT consulting, network integration and configuration. Prior to April 1999, the Company also operated in a third business segment, customized application programming, primarily through its majority-owned subsidiary ClientLink, Inc. ("ClientLink"). In April 1999, the Company completed the merger of ClientLink with E-Certify Corporation ("E-Certify"). The combined operations of ClientLink and E-Certify are conducted under the name E-Certify, Inc. CompuCom accounts for the ongoing operation of E-Certify, Inc. using the equity method.

Recent Developments

     On January 10, 2001, CompuCom completed the purchase of certain assets of MicroAge Technology Services, L.L.C. ("MTS") for approximately $81 million in cash, subject to certain post-closing adjustments. The assets acquired included certain trade and vendor accounts receivable, product inventory and prepaid assets. As part of the acquisition, the Company hired certain of MTS' national sales force, technical service personnel and administrative personnel.

Forward Looking Statements and Risks

     Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by words such as "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions. These forward-looking statements may include statements concerning, among other things, CompuCom's strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and management objectives. Although CompuCom believes the expectations contained in the forward-looking statements are reasonable, CompuCom can give no assurance that the expectations will prove correct. In addition, the forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, strategic investments or one time events. As a result, readers should not place undue reliance on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties. While it is difficult to identify each factor and event that could affect CompuCom's results, there are a number of important factors that could cause actual results to differ materially from those indicated by the forward-looking statements, and as a result could have an adverse impact on CompuCom's business, financial condition and operating results. These factors include, but are not limited to, the matters discussed in the following paragraphs.

Competition

     The information technology management industry is highly competitive and management believes competition will intensify in the future. In addition, the marketplace in which CompuCom competes continues to experience a significant amount of consolidation. In the future, CompuCom may face fewer, but larger and better-financed competitors as a consequence of such consolidation. In addition, several computer manufacturers have expanded their channels of distribution and now actively compete for CompuCom's clients with their direct fulfillment initiatives. These initiatives accelerated in 2000 and management expects them to accelerate even further in 2001. In the highly fragmented computer services business, CompuCom competes with several larger competitors and corporate resellers pursuing services opportunities, as well as many smaller computer services companies. As CompuCom continues to focus on the growth of its services business, it also competes with service providers that have marketed and delivered the services CompuCom provides on a much larger scale and for a longer period of time. Some of these competitors have financial, technical, manufacturing, sales, marketing and other resources that are substantially greater than those of CompuCom. In addition, the computer products and services industry is characterized by intense price competition, which may adversely affect CompuCom's results of operations. There can be no assurance CompuCom will be able to continue to compete successfully with new or existing competitors.

Dependence On Major Vendors And Reliance Upon Vendor Programs

     CompuCom's business depends on its relationship with key vendors. A substantial portion of CompuCom's revenues is derived from sales of hardware and software, including Compaq, IBM and HP personal computer products. During 2000, sales of products from these three suppliers represented 76% of total revenues. In addition, a portion of the services CompuCom provides is directly related to the sales of these products. CompuCom's agreements with these vendors contain provisions that provide for periodic renewals and permit termination by the vendor without cause, generally upon 30 to 90 days notice. In addition, CompuCom's business is dependent upon pricing and related terms, product availability and dealer authorizations provided by its major vendors. A material adverse effect on CompuCom's business would occur if a supply agreement with a key vendor was materially revised, not renewed or terminated, or the supply of products was insufficient or interrupted.

     In addition, CompuCom participates in certain vendor programs that provide for incentive payments for promoting and marketing their product offerings. A material decrease in the level of funding or credits would have a material adverse effect on CompuCom's business and financial results. CompuCom's liquidity continues to be negatively impacted by the dollar volume of certain manufacturers' rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and claim a rebate from the manufacturer to reduce the final cost. The collection of these rebates can take an extended period of time. There can be no assurance that these programs will continue in the future and any increase in these rebates could have a material adverse effect on CompuCom's business.

Significant Changes To Vendor Terms Or Other Unforeseen Events

     Rapid product improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence characterize the personal computer industry. These factors can place inventory at considerable valuation risk. CompuCom's key technology providers generally provide price protection intended to reduce the risk of inventory devaluation, generally ranging from five to 45 days. These vendors also generally allow CompuCom to return a certain percentage of the product it purchases. However, over the past few years suppliers have reduced the number of days for which they will provide price protection and lowered the amount of product returns they will accept, requiring CompuCom to adjust the number of days of inventory CompuCom stocks. If the suppliers do not continue current price protection and return policies or if there are unforeseen product developments, CompuCom's business and financial results could be materially adversely affected.

Major Vendor's Direct Marketing Initiatives

     As competition in the personal computer industry has intensified, CompuCom's key personal computer suppliers have heightened their direct marketing initiatives. These initiatives have resulted in some of CompuCom's clients electing to purchase personal computer products directly from the manufacturer, rather than through CompuCom. While CompuCom expects these initiatives to continue to accelerate, there could be a material adverse impact on CompuCom's business if the shift of clients to purchase directly from the manufacturers occurs more quickly than anticipated. CompuCom also provides certain fulfillment services to certain of the manufacturers to assist them in their direct programs. In these instances, the client purchases the hardware directly from the manufacturer with CompuCom providing certain services, including configuration and shipping services, to the client on behalf of the manufacturer, for which CompuCom receives a fee. There can be no assurance the manufacturers will continue to purchase these services from CompuCom, and the failure to do so could have a material adverse impact on CompuCom's business and financial results.

Working Capital Financing And Interest Rate Fluctuations

     CompuCom finances a significant amount of working capital. CompuCom finances working capital through a revolving credit facility and a receivables securitization program. CompuCom's working capital financing is subject to interest rate increases because the financing arrangements bear interest at a floating rate. In addition, there can be no assurance that future financings, if necessary, will be available in amounts and on terms acceptable to CompuCom.

Potential Fluctuations In Operating Results

     CompuCom's results may vary significantly from quarter to quarter depending on certain factors including, but not limited to, demand for personal computers and related products, client order deferrals, availability of products, client capital budgets and spending constraints, interest rate fluctuations and general economic conditions. CompuCom seeks to control its expense levels, but such expense levels are partially based upon anticipated revenues. Therefore, CompuCom may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As part of its services business, CompuCom is required at times to estimate the resource requirements and costs to complete certain projects. Due to a number of circumstances, it may be necessary to revise these estimates, possibly increasing the amount of expense recorded in any given quarter. Due to certain economic factors, CompuCom may not only experience difficulty in collecting its receivables on a timely basis but also may experience a loss due to a client's inability to pay. In addition, certain economic factors may impact the valuation of certain investments CompuCom has made or may make in other businesses. As a result of these and other factors, quarterly period-to-period comparisons of CompuCom's financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Control By Safeguard Scientifics, Inc.

     Safeguard Scientifics, Inc. ("Safeguard") beneficially owns approximately 50% of CompuCom's outstanding common stock and 1.5 million shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of common stock at a rate of $6.77 per share, subject to anti-dilution adjustments, and generally the shares of Series B Preferred Stock are entitled to one vote for each share of common stock into which such shares may be converted. However, with respect to the election of CompuCom's directors, as long as Safeguard owns at least 40% of CompuCom's outstanding voting securities, the shares of Series B Preferred Stock are entitled to five votes for each share of common stock into which such shares of Series B Preferred Stock may be converted.

     As a result, Safeguard will have the ability to control the election of CompuCom's board of directors and the outcome of all other matters submitted to CompuCom's stockholders. In addition, Safeguard's influence may either deter any acquisition of CompuCom or CompuCom's ability to acquire another entity and its significant ownership position reduces the public float for CompuCom's common stock. Consequently, this influence and significant ownership could adversely affect the market price and liquidity of CompuCom's common stock.

Attraction And Retention Of Key Management And Technical Personnel

     CompuCom depends heavily on its senior management team, as well as other key management personnel. Further, CompuCom faces intense competition in attracting and retaining qualified technical personnel to deliver the services CompuCom sells. The failure to recruit and retain key management and technical personnel could have a material adverse impact on CompuCom, including its ability to secure and retain clients.

Management Of Growth And Future Acquisitions

     CompuCom's goal is to increase the scale of its operations through internal growth and through the acquisition of other businesses. Consequently, CompuCom may experience periods of rapid growth with significantly increased staffing requirements. CompuCom's ability to maintain and manage its growth effectively will require it to continue to improve its management information system capabilities, processes, and operational and financial systems and controls. In order to effectively manage growth through acquisition, it will be necessary for CompuCom to integrate the operations of acquired businesses in a timely and orderly manner, as well as to attract, train, motivate and retain key management and other personnel. Acquisitions involve a number of special risks, including integrating the acquired business into CompuCom's operations, the potential loss of key employees of acquired businesses, accurate valuation of acquired businesses, incurrence of additional debt to finance acquisitions and the financial impact of goodwill amortization. Although CompuCom has no definite plans to acquire any particular business, it may issue CompuCom common stock to consummate certain acquisitions in the future that may cause dilution to current stockholders. In addition, CompuCom is in the process of expanding its focus to emphasize growth in the services business. There can be no assurance that CompuCom will be successful in these endeavors, and the failure to do so could adversely impact CompuCom's financial position and results of operations.

Low Margin Business

     Gross margins on product sales declined over the past several years due to product price reductions and intense competition. Gross margins for services may also decline as competition intensifies. CompuCom has responded by reducing operating expenses as a percentage of revenue and by focusing on sales of higher margin services. A material decrease in the gross margin for services or products or a failure by CompuCom to successfully maintain the reduction of operating costs as a percentage of revenue could have a material adverse effect on CompuCom's business.

Management Information Systems

     CompuCom depends on a variety of information systems to provide it with a competitive advantage and to provide services to its clients. A failure of CompuCom's procurement or delivery systems or any of its other information systems could prevent CompuCom from taking orders and/or shipping product or from delivering services to clients. Such failure could also prevent CompuCom from determining appropriate product processing or the adequacy of inventory levels, and prevent CompuCom from reacting to rapidly changing market conditions.

Stock Price Volatility

     CompuCom's stock price is subject to wide fluctuations in response to many internal and external factors. Some of these factors include, but are not limited to: quarterly variations in operating results and achievement of key business metrics; changes in earnings estimates by securities analysts; differences between reported results and securities analysts' published or unpublished expectations; announcements of new contracts or service offerings by CompuCom or its competitors; market reaction to acquisitions, joint ventures or strategic investments announced by CompuCom or its competitors; and general economic or stock market conditions unrelated to CompuCom's operating performance.

No Dividends

     To date, CompuCom has not paid any cash dividends on its common stock, and does not expect to declare or pay any cash or other dividends in the foreseeable future. Further, CompuCom's lenders restrict CompuCom from declaring or paying dividends or other distributions on its common stock.

Effects Of Certain Provisions Of CompuCom's Organizational Documents And Delaware Law

     Certain provisions of CompuCom's Certificate of Incorporation and Delaware law could delay or make difficult a merger, tender offer or proxy contest involving CompuCom.

Item 1(b)  Financial Information about Operating Segments
---------  ----------------------------------------------

     Revenues from external clients, gross margin, operating earnings and total assets for each segment of CompuCom's business for the three-year period ended December 31, 2000 is contained in Footnote 5 to the Consolidated Financial Statements titled "Segment Information" on page F-12 of this Form 10-K and is incorporated herein by reference.

Item 1(c)  Narrative Description of Business
---------  ---------------------------------

GENERAL DESCRIPTION OF BUSINESS

     CompuCom is a leading single-source provider of technology management services and products designed to enhance the information technology productivity of large and medium-sized businesses throughout the United States. CompuCom's objective is to simplify the dynamics of its clients' digital infrastructure by reducing the complexities, obstacles and risks associated with new technology adoption, operational transition and on-going management. CompuCom combines people, process, methodologies and technology to offer solutions that are intended to enable, optimize and operate the technology infrastructure. Services range from initial planning and design to delivering and supporting complex multi-vendor solutions that help companies realize certain efficiencies resulting in a return on their IT spending.

     CompuCom's technology management service offerings are built on its foundation as one of the largest independent, multi-vendor outsourcing services and supply chain management firms. These offerings include outsourcing and consulting services for IT infrastructure, which includes desktops, mobile and wireless computing devices, services, software, web solutions, and networking technologies. CompuCom markets these offerings primarily through its direct sales force and service personnel. CompuCom's clients include Fortune 1000 enterprises, major technology equipment providers, system integrators, and wireless technology providers. No one customer accounted for greater than 10% of revenues derived from such offerings. Order backlog is not considered to be a meaningful indicator of future business prospects due to the relatively short order fulfillment cycle.

    CompuCom is authorized by various vendors to sell computer products through its virtual, direct sales force located in or near major metropolitan areas throughout the United States. Each geographic area typically includes direct sales representatives, support personnel, system engineers and technicians who are authorized to sell, repair and maintain Compaq, IBM, HP and certain other manufacturers' products as well as provide other technology services the client may require. As of December 31, 2000, CompuCom employed approximately 177 full-time direct sales representatives who sell both services and products. CompuCom's sales force is compensated with a base salary and commissions based on net revenue, gross margin and other relevant factors.

     CompuCom's corporate headquarters and operations campus is located in Dallas, Texas. Essentially all of CompuCom's financial and administrative functions, including information services, service and sales support, one of two enterprise help desk service centers, human resources, supply chain management, finance, executive management, legal, marketing and one of three client assistance centers, are located in the two buildings that comprise this facility.

     CompuCom has expanded and enhanced its use of information systems and telecommunications capabilities for its internal operations as well as in providing services to its clients. CompuCom's integrated information systems ("IS") utilize client/server, distributed and Internet technologies. Internal systems are supported by a proactively managed wide area network based on frame relay technology. During 1999, CompuCom deployed a virtual private network (VPN) capability that allows its associates to remotely access CompuCom's systems using secure network connections. Further enhancements to this capability were implemented in 2000.

     To further enhance the quality and efficiency of its information systems, CompuCom has implemented and continued to enhance its award winning, state-of-the-art data warehouse. The data warehouse provides a repository of information which increases the accessibility of summarized, historical information about services, products, client activity and vendors to both clients and associates. CompuCom continues a strong commitment to the utilization of Internet technology for both its internal use and its clients' use. Increasingly, the level of both its data warehouse access and operational transactions are conducted via Internet and Intranet web pages.

     Through the use of CompuCom's information systems, its clients may create specific product configurations and price quotations from internet-based catalogs and place orders over the Internet. Clients may look up information regarding previously placed orders and check the status of product orders being processed and shipped. In addition, clients may also access, view, create, modify and close help desk and service dispatch information specific to problem tickets and work orders. CompuCom also provides "datamarts" that allow its clients to obtain ongoing data downloads of activity relating to assets, product catalogs, accounts payable tracking, invoice history and order tracking.

     CompuCom's information systems include support for electronic "business-to-business" transactions with clients and suppliers using electronic data interchange (EDI) technology. During 1999, CompuCom deployed its first client interface using Open Buying on the Internet (OBI) standards. This technology allows a client to create an order using CompuCom's Web Services Internet pages, deliver the order to the client's purchasing systems for approval, and then submit the order over the Internet using EDI-based data formats. CompuCom has extended its Web Services offering to include XML (Extensible Markup Language) capabilities and interfaces to commercial procurement engines such as Ariba and Commerce One.

     Throughout 1999 and 2000, CompuCom continued the utilization of its airtime system, through which field service engineers are able to directly report time and activities from remote locations using special wireless communication features. The use of this system helps ensure more timely and accurate reporting of each engineer's hours spent on a work order or project, thereby enhancing productivity gains and process efficiencies. Warranty-related activity is also made more efficient through the use of airtime.

     All CompuCom associates are provided access to CompuCom's Intranet.
This capability provides rapid access to organization charts, policies, procedures and reports. The Intranet is also used to communicate and distribute information to associates about Compucom events and news.

Competition

     CompuCom's industry is characterized by intense competition, primarily in the areas of price, product availability, and breadth of services and product line. CompuCom's marketing network competes for potential clients with numerous IT service providers, resellers, distributors and manufacturers. Many established original equipment manufacturers (including some of the CompuCom's vendors), direct marketers, systems integrators and resellers of distributed desktop or networking products, compete with CompuCom in the configuration and distribution of computer systems and equipment. In addition, some of these competitors such as direct marketers have had a pricing advantage over companies such as CompuCom. To help combat this pricing advantage, CompuCom has continued to focus on developing and implementing strategies designed to reduce costs. In response to the increased competition, a number of CompuCom's competitors have sought to increase their market share through acquisitions. CompuCom expects this consolidation will continue in 2001. CompuCom also expects that the major manufacturers of the products CompuCom sells will continue to pursue a more direct selling model. As a result of both of these factors, CompuCom may face fewer but larger and better-financed competitors, possibly resulting in a reduction in both product revenue and product gross margin dollars. In the highly fragmented computer services business, CompuCom competes with several larger IT service providers (including some of CompuCom's vendors) in addition to other smaller computer services companies. Some of these competitors have financial, technical, manufacturing, sales, marketing and other resources that are substantially greater than those of CompuCom.

CompuCom's Associates

     CompuCom employed approximately 4,100 full-time associates as of December 31, 2000. CompuCom offers its full-time associates health, long-term disability, dental and life insurance benefits and has a 401(k) plan. In addition, CompuCom provides an employee stock purchase plan for eligible associates. None of the associates are covered by a collective bargaining agreement. CompuCom considers its relations with associates to be good.

COMPUTER PRODUCTS SEGMENT

     CompuCom provides procurement services for sophisticated technologies consisting of personal computer products, networking products, peripherals, software, mobile and wireless computing products and services, and management technology services to its clients. It is an authorized dealer of Cisco, Compaq, HP, IBM, Intel, Microsoft, Novell, Palm, 3Com and Toshiba as well as other major manufacturers and software suppliers. CompuCom sources over 5,000 different desktop products, components and accessories, consisting of leading as well as alternative brands.

     As one of the largest independent multi-vendor outsourcing services and supply chain management firms, CompuCom believes one way it provides client value is by allowing clients to choose products or components from various manufacturers that best suit their particular desktop, mobile and wireless computing, or web computing and network needs. This is in contrast to direct manufacturers' sales organizations that generally offer only that particular manufacturer's solutions or products.

     CompuCom provides product support to its clients primarily through its three Client Assistance Centers ("CAC") located in Dallas, Texas, Mason, Ohio, and Tempe, Arizona. CAC personnel, called inside sales representatives ("ISRs"), may be assigned to specific client accounts or to clients in a certain geographical area. ISRs support each account and become experts in the client's tools, culture, process and procedures. Working closely with the client and the

CompuCom sales representative, ISRs provide pre-sales technical support, keep up-to-date on the business needs of the client and provide information regarding product availability, services, pricing, shipping and invoicing. This information may be communicated via a toll-free telephone number or electronically. Web-based client interaction includes detailed on-line IT provisioning, real-time order tracking and asset management information. Client-specific data marts are another means utilized to allow clients access to account activity. The primary goal of the CAC is to provide greater support for clients' more complex product and service needs while allowing the direct sales force to focus on soliciting new business. At the end of 2000, the Company employed approximately 390 CAC personnel.

     During 1996, to meet clients' global business needs, CompuCom helped form GlobalServe, an alliance of international computer service suppliers. The objective of the GlobalServe alliance is to provide clients a single point of contact for accessing computer products and technology management services worldwide.

     To meet CompuCom's client requirements for product distribution and complex configuration, CompuCom currently operates two configuration and distribution centers. The primary configuration and distribution center is located in Paulsboro, New Jersey and consists of two facilities, one 300,000 square feet and the other, opened in October 1999, 148,000 square feet. These facilities are used to distribute and configure all products sold from various PC and mobile computing manufacturers and to provide configuration services for hardware supplied by the client. The lease on the larger facility was extended in August 2000 to July 31, 2004. The second center is located in Raleigh, North Carolina near IBM's manufacturing facility. This facility consists of 168,000 square feet and is used primarily to distribute and configure IBM product. CompuCom also operates a returns and service logistics center located in Dallas, Texas, consisting of 43,000 square feet. The Company believes its three operations centers are adequate to support its business needs for the foreseeable future.

     The configuration and distribution center personnel utilize wireless hand-held radio frequency devices to stock, pick and update the status and location of inventory. These devices play a key role in enabling CompuCom to efficiently handle increasing volume and are used in the daily cycle counting process, which CompuCom believes has resulted in improved overall inventory integrity and bin accuracy. CompuCom's distribution, configuration, depot, return merchandise and supply chain management departments are ISO 9001 certified. ISO 9001 is part of the ISO 9000 set of standards developed by the International Organization of Standardization ("ISO"), which represent common international business quality standards designed to help demonstrate the capability of a supplier to control the processes that determine the acceptability of the products and services being delivered.

Principal Suppliers
-------------------

     A significant part of CompuCom's revenues are derived from sales of personal computer and networking products including Compaq, IBM and HP products. CompuCom's agreements with these vendors contain provisions providing for periodic renewals and permitting termination by the vendor without cause, generally upon 30 to 90 days written notice. Since 1987, Compaq, IBM and HP have regularly renewed their respective dealer agreements with CompuCom, although there can be no assurance that the regular renewals of CompuCom's dealer agreements will continue. The termination, or non-renewal, of CompuCom's Compaq, IBM or HP dealer agreements could materially adversely affect CompuCom's business. CompuCom, however, is not aware of any reason for the termination, or non-renewal, of any of those dealer agreements and believes that its relationships with Compaq, IBM and HP are satisfactory.

     CompuCom purchases products from IBM and HP at pricing levels that CompuCom believes are the lowest prices available to those vendors' respective resellers, with the exception of special bid pricing for specific large client accounts. CompuCom purchases the majority of its Compaq products from other suppliers through Compaq's Distributor Alliance Program (DAP), which became effective in August 1999. All of CompuCom's principal suppliers require that CompuCom purchase certain minimum volumes of products in a specified period to maintain favorable pricing levels. CompuCom also obtains incentives from Compaq, IBM and HP by participating in certain vendor programs offered by those suppliers. CompuCom has certain selling, promotional and related expenses reimbursed by vendors under dealer programs offered by those and other suppliers. However, there can be no assurance that any of these programs will continue in 2001 or that CompuCom will continue to participate in any of these programs at the same level as in 2000.

     Sales of Compaq, IBM and HP products accounted for approximately 30%, 26% and 20%, respectively, of CompuCom's 2000 product revenues compared to 30%, 21% and 16%, respectively, in 1999 and 32%, 18% and 18%, respectively, in 1998.

     Due to the rapid delivery requirements of its clients and to assure itself of a sufficient allotment of products from suppliers, CompuCom maintains inventory funded through its credit facilities and vendor credit. CompuCom's major suppliers at times provide price protection programs that are intended to reduce the risk of inventory devaluation by absorbing price declines associated with aging product life cycles. However, these price protection programs generally are in effect for a limited number of days. CompuCom has focused on ways to reduce its costs by reducing its inventory levels and improving inventory turns. CompuCom also has the option of returning a certain percentage of its current product inventories each quarter to these principal suppliers as it assesses each product's current and forecasted demand schedule. If such returns exceed certain specified levels, CompuCom may be charged restocking fees ranging up to 5%. CompuCom did not incur significant restocking fees in 2000.

Dependence upon Major Vendors and Other Suppliers
-------------------------------------------------

     CompuCom is dependent upon the continued supply of products and components from its suppliers, particularly Compaq, IBM and HP. Historically, certain suppliers occasionally experience shortages of select products that render components unavailable or necessitate product allocations among resellers.
While certain shortages existed throughout 2000, CompuCom believes the product availability issues are a result of the present dynamics of the personal computer industry as a whole, which include shortened product life cycles and increased frequency of new product introductions into the marketplace. While CompuCom believes that product unavailability or product allocations will not be materially disruptive to CompuCom due to the breadth of alternative product lines available to it, there can be no assurance that unexpected levels of such interruptions will not have a material adverse effect on CompuCom's business.

     CompuCom's product gross margins as a percentage of product revenue decreased to 7.6% in 2000 as compared to 8.2% in 1999, due primarily to heightened competition from direct marketers and other resellers, as well as direct fulfillment initiatives of major manufacturers. CompuCom believes that product gross margins will continue to be reactive to industry-wide changes and pricing strategies. As a result, CompuCom anticipates further downward pressure on product gross margins in 2001. Future profitability will depend upon the Company's ability to focus on and grow its services business profitably, effectively manage inventory levels in response to changes in its major suppliers' price protection and return programs, CompuCom's ability to attract and retain quality services personnel while effectively managing the utilization of those service personnel, and CompuCom's ability to respond to increased competition from its suppliers' direct selling initiatives. Future profitability also depends on CompuCom's increased focus on providing technical service and support to customers, product demand, competition, manufacturer product availability and pricing strategies, effective utilization of vendor programs, as well as CompuCom's ability to control and reduce operating expenses as a percentage of revenue.

SERVICES SEGMENT

     CompuCom believes a key factor to improving its earnings performance is the expansion of its higher margin services business. Though 2000 service revenue decreased 9.5% relative to 1999 results, second half 2000 service revenue increased 11.8% as compared to the first half of 2000. Full year 2000 service gross margin was 36.5%, up from 33.7% in 1999, with second half 2000 service gross margin at 41.8% versus 30.7% in the first half of 2000. Service revenue has grown at a compounded annual rate of 22% over the past five years as a result of the Company's strategic efforts, which include: the development of additional service offerings; strategic acquisitions; the hiring of quality service personnel; additional training for its engineers and sales representatives; enhanced management support to the services business; and more emphasis on sales of services in the sales representatives compensation plan. The technology management services business is an integral part of CompuCom's strategy to provide clients with value-added service solutions to meet their technology needs.

     Service revenue is primarily derived from all aspects of desktop outsourcing, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile and wireless computing services and IT consulting, including enterprise infrastructure solutions, storage area networks ("SANS"), server management, unified messaging and e-business/information security, and services provided in support of certain manufacturers' direct fulfillment initiatives. CompuCom continues to focus on expanding its presence in technology management. This commitment is reflected in the increase in its service personnel. As of December 31, 2000, the Company employed over 2,400 service personnel, including system engineers, network engineers, help desk agents, configuration technicians and field engineers, compared to approximately 800 as of the beginning of 1995. These service personnel provide configuration, field engineering, IT consulting, network management, help desk services and technology management to CompuCom's clients.

     CompuCom currently maintains two configuration centers located within the configuration and distribution centers at Paulsboro, New Jersey and Raleigh, North Carolina. Each configuration center provides a single point of integration for all standard and nonstandard multi-vendor products and software, enabling CompuCom to meet increasing client demand for advanced complex systems and network configuration technologies. Each configuration center's process is ISO 9001 certified and provides 100% automated quality control. More complex requirements involving distributed network configurations, SANS, point of sale devices, routers, hubs, cable modems, customer server rack and kiosk builds, mass customization, and emerging technology services including PDAs and wireless LANs, are all processed through these configuration centers.

     CompuCom's technology management service offerings include various aspects of desktop outsourcing and LAN/WAN network outsourcing. Such offerings include the following: asset management services from systems planning, tool selection, implementation and reporting, including data-mining; multi-vendor hardware support services, including break/fix, IMAC, and out of warranty hardware support, server and network support, and technology refresh and integration; mobile computing support services, including OEM wireless program support and mobile hardware repair; depot repair; software support services, including wintel software and enterprise support, as well as image certification and management support; network and systems management services, including remote network systems, applications monitoring and management, remote LAN administration and intrusion detection and security monitoring. These services are performed based upon the specific client needs, such as on-site support, warranty support, change and upgrade management, contracted response or time and material.

     Consulting and systems integration services intended to help clients assess, plan, design and deploy applicable technologies are also offered by CompuCom. These services focus on enterprise infrastructure solutions, SANs, server management, unified messaging, e-business and information security. Examples of such services offered include: IT strategic consulting, E-business solutions, including enterprise portal development and integration, web infrastructure, and content design, implementation, and management; enterprise architecture and messaging solutions; enterprise management solutions, including desktop, network and systems design, implementation, and management; information security solutions, including security strategy, assessment, architecture, and audit; enterprise data storage services, including storage assessment and management and storage area network and network attached storage solution design, configuration, and integration.

     CompuCom offers help desk support through its enterprise help desk services located at CompuCom's headquarters in Dallas, Texas and in Tempe, Arizona. These multi-vendor help desk services, tightly integrated with CompuCom's other services offerings, offer information systems departments the skills, tools and resources needed to assess, plan, design, implement and operate a single-point of contact, resolution-oriented help desk to support client's information technology investments. CompuCom's help desk services include call management, problem management, knowledge management, event tracking, and remote desktop control. CompuCom is presently working to employ e-support technology as a standard element of its help desk service offering. By utilizing the self-healing/self-help and diagnostic capabilities of such technology, CompuCom believes it will be able to reduce not only the need for end-users to call the help desk in order to resolve problems and reduce the need for on-site service calls, but also to shorten the call resolution time for calls that do require help desk personnel for support. CompuCom believes faster resolution of these incidents benefits its clients by increasing end-user productivity and satisfaction as well as reducing help desk costs over time. CompuCom's help desk support group consists of personnel with expertise in software application, network operating systems, and hardware (including PDA's-RIMS, Pocket PC's, Palms), who provide technical support to end-users and system administrators.

     CompuCom is committed to increasing its help desk clients' access to information. During 1999, the Company expanded its Internet product procurement capabilities with new support services information access. Beginning in early 2000, help desk clients' technical support staff and service management were given the ability to access call and problem management data, technical bulletins, and service documents through the use of the Internet. Later in 2000, clients' end-users were given the ability to view, create, modify and close incidents through the use of the Internet. By mid-year 2001, CompuCom plans on being able to integrate asset management and self-help functionality into its overall help desk services offering.

Item 1(d)  Financial Information about Foreign and Domestic Operations and
---------  ---------------------------------------------------------------
           Export Sales
           ------------

     CompuCom does not have any foreign operations nor does it engage in any material export sales.

Item 2  Properties
------------------

     CompuCom's principal executive and administrative offices are located on a 20-acre campus-type setting consisting of two buildings containing approximately 250,000 square feet of office space in Dallas, Texas. The Company purchased this facility during 1996, refurbished it, and fully occupied the facility by the end of 1997. During March 1999, the Company completed a sale/leaseback transaction for the entire headquarters facility. The lease is for a 20-year period commencing in April 1999, with two five-year renewal options. One of the buildings is an eight-story structure and contains executive offices, a client assistance center, finance, supply chain management, sales and service support, facilities, marketing and human resources. An adjacent three-story building contains CompuCom's information systems group and one of its two enterprise help desk and dispatch teams. In 2000, CompuCom opened a facility in Tempe, Arizona to house its other group of enterprise help desk and dispatch personnel.

     Acquired as part of the 1999 TASD acquisition, CompuCom leases two floors totaling 42,500 square feet of office space in Mason, Ohio, which houses one of its three client assistance centers. The lease expires in July 2005 with a renewal option for five years. As part of the first quarter 2000 restructuring plan, CompuCom consolidated operations to one floor, thereby vacating the other floor.

     During 2000, CompuCom distributed products from four leased configuration and distribution facilities. In August 1996, the Company entered into a lease for approximately 300,000 square feet of warehouse space located in Paulsboro, New Jersey, which has a five-year term. In addition to warehousing space, this facility contains a state-of-the-art 90,000 square foot configuration center, allowing CompuCom to meet increasing customer demand for advanced complex system integration and network technologies. Effective August 2000, the Company exercised its option to extend the term of the lease for an additional three years, commencing August 1, 2001 and ending July 31, 2004. In October 1999, CompuCom leased an additional 148,000 square feet in an adjacent building in Paulsboro, New Jersey. The lease is for a five-year term, expiring in 2004, with an early termination provision effective 2002. In March 1999, the Company entered into a five-year lease with two five-year renewal options for 97,000 square feet of warehouse space in Raleigh, North Carolina near the IBM manufacturing facility, which is used primarily for configuration, channel assembly and distribution activities of IBM products. This warehouse space was expanded to 168,000 square feet in September 1999. In March 1999, the Company entered into a two-year lease for 12,800 square feet of warehouse space in Irvine, California near Toshiba's manufacturing facility. This space was used primarily for configuration, channel assembly and distribution activities of Toshiba products. In September 2000, CompuCom closed this facility, consolidating operations to Paulsboro. In February 2000, CompuCom closed its 78,000 square foot co-location facility located at Compaq's headquarters and manufacturing campus in Houston, Texas.

     See Note 15 to the accompanying Notes to Consolidated Financial Statements for additional information regarding lease costs.

Item 3  Legal Proceedings
------  -----------------

     CompuCom is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, none of the pending proceedings are material and the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations, taken as a whole.

Item 4  Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

     None have been submitted in the fourth quarter 2000.

                                    PART II
                                    -------

Item 5  Market for Registrant's Common Stock
------  ------------------------------------

     CompuCom's common stock is listed on the Nasdaq National Market (Symbol:
CMPC). As of December 31, 2000, there were approximately 7,800 beneficial holders of the Company's common stock. The high and low sales prices reported within each quarter for the years ended December 31, 2000 and 1999 are as follows:

                                    2000                1999
                              ---------------     ---------------
                               High      Low       High      Low
                              -----     -----     -----     -----

          First quarter       $7.63     $3.75     $5.63     $2.88

          Second quarter       5.63      1.38      4.52      2.75

          Third quarter        4.44      1.53      5.63      3.50

          Fourth quarter       2.94       .91      4.81      2.94

     The last sale price reported for CompuCom's common stock on March 22, 2001 was $2.59.

     CompuCom has historically reinvested earnings in the growth of its business and has not paid cash dividends on its common stock. In addition, its current credit facilities restrict the amount of dividends CompuCom may pay on its common stock.

Item 6  Selected Financial Data
------  -----------------------

     Selected financial data for CompuCom is presented below:

                                                                     For the Years Ended December 31,
                                             ------------------------------------------------------------------------------
Operating Results                              2000              1999           1998               1997              1996
-----------------                              ----              ----           ----               ----              ----
(in thousands, except per share amounts)

   Revenues                                  $2,710,637       $2,952,263     $2,281,631         $1,971,762        $2,014,677

   Gross margin                                 284,220          319,069        285,214            271,909           243,123

   Earnings before income taxes                   8,530 (1)       18,977            668  (2)        58,658 (3)        50,616 (4)

   Net earnings                                   5,118 (1)       11,574            401  (2)        35,194 (3)        30,471 (4)

   Earnings/(loss) per common share:
     Basic                                          .09 (1)          .22           (.01) (2)           .75 (3)           .66 (4)
     Diluted                                        .09 (1)          .22           (.01) (2)           .71 (3)           .61 (4)

Balance Sheet Data
------------------

   Total assets                              $  436,360       $  498,052     $  545,489         $  462,590        $  692,985

   Long-term debt                                     -                -         81,929             97,400           236,450

   Convertible subordinated notes                     -                -              -              3,000             3,000

   Stockholders' equity                         229,552          222,972        210,281            210,200           171,098

     (1) Includes restructuring related charges of $5.2 million ($3.1 million, after tax) and net gains on marketable securities of $$1.0 million ($0.6 million, after tax) or ($.05) per share
     (2) Includes restructuring related charges of $16.4 million ($9.9 million, after tax) or ($.21) per share
     (3) Includes nonrecurring gains on prepayment of secured note related to sale of subsidiary in 1994 of $1.6 million ($1.0 million, after tax) and gain on sale of Company's former headquarters of $4.0 million ($2.4 million, after tax) or $.07 per share
     (4) Includes nonrecurring gain on sale of securities of $8.7 million ($5.2 million, after tax) (Basic - $.12 per share, Diluted - $.10 per share)

Item 7  Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
        of Operation
        ------------

Founded in 1987, CompuCom Systems, Inc., together with its subsidiaries is a leading provider of technology management services and information technology products to large and medium-sized businesses throughout the United States. CompuCom provides a wide range of services that are intended to simplify the selection, integration and cost-effective, ongoing management of the digital infrastructure of its clients. CompuCom markets and sells technology management services and products through a direct sales force to approximately 6,000 business clients.

Results of Operations
---------------------

     The following table presents CompuCom's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, other income, income taxes and net earnings are shown as a percentage of total revenue for the three years ended December 31:

                                                     2000           1999           1998
                                                  ----------------------------------------
                                                             ($ in thousands)
Revenue:
  Product                                         $2,439,106     $2,648,341     $2,007,744
  Service                                            271,531        300,105        258,806
  Other                                                    -          3,817         15,081
                                                  ----------------------------------------
     Total revenue                                $2,710,637     $2,952,263     $2,281,631
                                                  ========================================
Gross margin:
  Product                                         $  184,976     $  216,166     $  194,981
  Service                                             99,244        101,184         83,355
  Other                                                    -          1,719          6,878
                                                  ----------------------------------------
     Total gross margin                           $  284,220     $  319,069     $  285,214
                                                  ========================================
Gross margin percentage:
  Product                                                7.6%           8.2%           9.7%
  Service                                               36.5%          33.7%          32.2%
  Other                                                    -           45.0%          45.6%
                                                  ----------------------------------------
     Total gross margin percentage                      10.5%          10.8%          12.5%
                                                  ----------------------------------------
Operating expenses:
  Selling                                                3.1%           3.7%           4.6%
  Service                                                1.8%           1.6%           2.4%
  General and administrative                             3.7%           3.3%           3.2%
  Depreciation and amortization                          0.8%           0.8%           0.7%
  Restructuring charges                                  0.2%           0.0%           0.7%
                                                  ----------------------------------------
     Total operating expenses                            9.6%           9.4%          11.6%
                                                  ----------------------------------------

Earnings from operations                                 0.9%           1.4%           0.9%

Financing expenses                                       0.6%           0.8%           0.9%
                                                  ----------------------------------------
Earnings before income taxes                             0.3%           0.6%           0.0%

Income taxes                                             0.1%           0.2%           0.0%
                                                  ----------------------------------------

Net earnings                                             0.2%           0.4%           0.0%
                                                  ========================================

OVERVIEW

2000 Compared to 1999
---------------------

     Product revenue, which is primarily derived from the sale of desktop, networking, and mobile computing products, as well as peripherals and software to corporate clients, decreased approximately 7.9% to $2.4 billion in 2000 from $2.6 billion in 1999. CompuCom believes product revenue was negatively impacted by manufacturer direct selling and fulfillment initiatives as well as lower product demand when compared to last year's higher than normal spending by CompuCom's clients as part of their preparation for the Year 2000. These factors were partially offset by the positive impact of the May 1999 TASD acquisition. Product gross margin as a percentage of product revenue decreased to 7.6% in 2000 from 8.2% in 1999. This decrease is primarily due to increased competition from direct marketers and other companies who sell personal computer products. CompuCom expects to experience continued pressure on both product revenue and product gross margin, the result of which may be to report lower product revenue and related product gross margin when compared to the comparable prior year period.

     Service revenue decreased approximately 9.5% to $272 million in 2000 from $300 million in 1999. Service revenue is primarily derived from all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, and services provided in support of certain manufacturers' direct fulfillment initiatives. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The decline in service revenue was primarily due to lower demand for consulting services. CompuCom believes the decline in consulting services revenue can be primarily attributed to its clients' Year 2000 concerns and higher spending on Year 2000 related projects that occurred in 1999 and not in 2000. This decline was partially offset by increases in revenue related to field engineering and services provided in support of certain manufacturers' direct fulfillment initiatives. Service gross margin as a percentage of service revenue increased to 36.5% in 2000 from 33.7% in 1999. The increase in service gross margin was due primarily to improvements in the management and utilization of service-related resources and a greater mix of services being performed that generally have a higher gross margin. The Company expects to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period.

     Selling expense decreased approximately $24.1 million in 2000 as compared to 1999. Selling expense as a percentage of revenue declined to approximately 3.1% of revenue in 2000 from approximately 3.7% for the same prior year period. CompuCom attributes this decrease primarily to its own cost reduction efforts, as well as that certain integration costs incurred in 1999 as part of the TASD acquisition were not incurred in 2000.

     Service expenses increased approximately $2.1 million in 2000 compared to 1999. As a percentage of revenue, service expense increased to 1.8% in 2000 from 1.6% in 1999. The increase is due primarily to personnel costs and investments in the service infrastructure associated with supporting the service business, as well as enhancements and additions of new service offerings, partially offset by the impact of the April 1999 E-Certify merger whereby ClientLink is no longer a consolidated subsidiary. Consequently, service expense in 2000 does not reflect ClientLink's operating expenses as compared to the first four months of 1999.

     General and administrative expense increased approximately $1.5 million in 2000 versus 1999. General and administrative expense increased as a percentage of revenue from 3.3% in 1999 to 3.7% in 2000 due primarily to the decline in total revenue for the comparable periods. Operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset certain expenses incurred.


     Depreciation and amortization expense was relatively flat in 2000 as compared to 1999 in both absolute dollars and as a percentage of revenue. Reflected in depreciation and amortization expense is the impact of goodwill amortization related to the May 1999 TASD acquisition for the full year 2000. However, this impact was offset by additional goodwill amortization of $0.7 million recorded in 1999 related to the completion of the allocation of the purchase price of two 1998 acquisitions.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations

     Financing expense decreased in absolute dollars and as a percentage of revenue in 2000 as compared to 1999. This decline is primarily due to two factors: greater financing requirements in 1999 mainly due to the TASD acquisition, and CompuCom's ability to improve its management of working capital, resulting in lower financing needs. This decline was partially offset by an increase in CompuCom's effective interest rate in 2000 to 8.2% as compared to 7.7% in 1999.

     During the second quarter of 2000, CompuCom recognized a pretax gain of approximately $2.0 million on the sale of a portion of its investment in OPUS360 Corporation ("OPUS"). The gain was the result of the Company's participation in the initial public offering of OPUS stock. In December 2000, CompuCom recognized a $1.0 million impairment charge for its investment in OPUS as such investment was judged to have experienced an other than temporary decline in value.

     As a result of the factors discussed above, CompuCom recorded net earnings in 2000 of $5.1 million, including an after-tax restructuring charge of approximately $3.1 million, compared to net earnings of $11.6 million in 1999.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations

1999 Compared to 1998
---------------------

     Product revenue, which is primarily derived from the sale of desktop, networking, and mobile computing products, as well as peripherals and software to corporate clients, increased approximately 31.9% to $2.6 billion in 1999 from $2.0 billion in 1998. This increase was primarily due to the TASD acquisition. While average selling prices were relatively stable in 1999 as compared to 1998, unit volume related to desktop, laptop, and servers increased approximately
27%. Product gross margin as a percentage of product revenue decreased to 8.2% in 1999 from 9.7% in 1998. This decrease was primarily due to heightened competition from direct marketers and other corporate resellers and a reduction in the level of manufacturer sponsored incentives.

     Service revenue increased approximately 16.0% to $300 million in 1999 from $259 million in 1998. Service revenue is primarily derived from all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN, network outsourcing, configuration, asset tracking, software management, mobile computing services and IT consulting. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increase in service revenue was primarily due to increases in field engineering, which is typically driven in part by product unit sales volume, and the TASD acquisition. Service gross margin as a percentage of service revenue increased to 33.7% in 1999 from 32.2% in 1998. This increase was primarily due to improved performance in field engineering.

     Operating expenses increased approximately 4.2% in 1999 as compared to 1998, primarily due to the TASD acquisition. As a percentage of revenue, operating expenses were 9.4% in 1999 versus 11.6% in 1998. This decline was primarily due to increased leverage of CompuCom's infrastructure resulting from the TASD acquisition and its own cost reduction efforts.

     Selling expense increased approximately $3.6 million in 1999 versus 1998. This increase was primarily due to the TASD acquisition, which resulted in an increase in sales and sales support personnel, partially offset by CompuCom's own cost reduction efforts. Although the TASD acquisition resulted in an increase in the dollar amount of selling expense, selling expense as a percentage of revenue declined to 3.7% in 1999 compared to 4.6% in 1998. Service expenses decreased approximately $7.1 million in 1999 compared to 1998. This decrease was primarily due to cost reduction efforts and the E-Certify merger which resulted in the Company no longer consolidating ClientLink in the Company's financial statements. Consequently, ClientLink's operating expenses subsequent to the E-Certify merger are not reflected as service expense. General and administrative expense increased approximately $24.6 million in 1999 versus 1998. This increase was primarily due to expenditures to continue expansion of CompuCom's electronic commerce capabilities as well as increases in distribution and administrative personnel to support CompuCom's revenue growth and expenses resulting from the TASD acquisition. General and administrative expense, as a percentage of revenue, increased to 3.3% in 1999 compared to 3.2% for 1998. Operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset certain expenses incurred.

     Depreciation and amortization expense increased approximately $6.0 million in 1999 compared to 1998. The increase primarily related to amortization of goodwill on two business combinations completed during the second quarter of 1998 and the TASD acquisition, completed during the second quarter of 1999.

     Financing expense remained flat as a percentage of revenue but increased approximately $4.5 million in 1999 compared to 1998. This increase was primarily related to higher borrowing levels due to the TASD acquisition, as well as an increase in CompuCom's 1999 effective interest rate to 7.7% compared to 6.6% in 1998.

     Primarily as a result of the factors discussed above, net earnings increased approximately $11.2 million in 1999 compared to 1998.

Liquidity and Capital Resources
-------------------------------

     Working capital at December 31, 2000 was $117.5 million compared to $95.8 million at December 31, 1999. The increase in working capital is primarily due to a decrease in accounts payable, partially offset by a decrease in inventories. The decrease in accounts payable is primarily a result of lower inventory levels and fluctuations that occur relative to the timing of payments to vendors. The decrease in inventories is primarily due to CompuCom's continued efforts to reduce its risk associated with its suppliers' price protection and returns programs by maintaining lower inventory levels, thereby increasing its inventory turns. Product inventory turns increased from 18.5 in 1999 to 25.3 in 2000. In addition to the decreases in accounts payable and inventories, there was a slight increase in receivables which includes a $100 million reduction in the amount of receivables utilized under CompuCom's securitization facility, offset by improvement in days sales outstanding.

     CompuCom's liquidity continues to be negatively impacted by the dollar volume of certain manufacturers' rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and claim a rebate from the manufacturer to reduce the final cost. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom's initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. These programs are a material factor CompuCom's financing needs.
As of December 31, 2000 and 1999, CompuCom was owed approximately $53 million and $66 million, respectively, under these vendor rebate programs. Such amounts are included in accounts payable on the Consolidated Balance Sheets.

     CompuCom's working capital requirements are generally funded through financing arrangements and internally generated funds. As of December 31, 2000, financing arrangements consisted of a $150 million securitization facility ("Securitization") and a $100 million revolver facility ("Revolver"). Consistent with its financing requirements, during 2000 the Company reduced the Securitization from $250 million to $150 million and the Revolver from $200 million to $100 million. The Securitization pricing is based on a designated short-term interest rate plus an agreed upon spread. As of December 31, 2000, amounts outstanding as sold receivables consisted of two certificates totaling $150 million, one certificate for $125 million with an April 2002 maturity date and one certificate for $25 million with a September 2003 maturity date. The Revolver matures in May 2002. Availability under the Revolver is subject to a borrowing base calculation. As of December 31, 2000, availability under the Revolver was approximately $76.2 million with no outstanding amounts. The weighted-average interest rate on borrowings was approximately 8.2% and 7.7% in 2000 and 1999, respectively.

     CompuCom's business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to its overall financial position. Capital expenditures were approximately $9 million in 2000 as compared to approximately $7 million in 1999. The majority of both the 2000 and 1999 expenditures were related to the upgrading of hardware and software. CompuCom does not expect its capital expenditure requirements in 2001 to be materially different from its 2000 expenditures.

2000 Restructuring
------------------

     During the first quarter of 2000, CompuCom effected a restructuring plan designed to reduce its cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office facilities, and reducing its workforce. As a result, CompuCom recorded a restructuring charge of $5.2 million in the first quarter of 2000. The $5.2 million charge is included in a separate line of operating expense in the Consolidated Statements of Operations. The following table provides a detail of the charges and cash payments made by category as well as the amounts accrued as of December 31, 2000:

                                                                 (Amounts in thousands)
                                                                 ----------------------
                                                  Restructuring      Cash                 Accrual at
                                                      Charge       Payments     Other      12/31/00
                                                  --------------------------------------------------
     Lease termination costs                          $2,904       $  (876)     $(258)     $   1,770
     Employee severance and related benefits           1,800        (1,774)       (16)            10
     Other                                               465           (87)      (378)             -
                                                  --------------------------------------------------
     Total                                            $5,169       $(2,737)     $(652)     $   1,780
                                                  ==================================================

     The $1.8 million accrued at December 31, 2000 is reflected in accrued liabilities on the Consolidated Balance Sheets.

     Lease termination costs include the estimated cost to close the three office facilities and represents the amount required to fulfill CompuCom's obligations under signed lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated amount to be paid to terminate the lease contracts before the end of their terms. In developing the estimated costs, CompuCom consulted with a professional real estate firm with knowledge of market rent rates in all applicable markets where the Company has space. Assumptions have been used for market rent rates and the estimated amount of time necessary to sublet the facilities. Payments, net of proceeds derived from subleases, are charged against the accrual as incurred. The remaining accrual at December 31, 2000 relates to two leases for the office facilities that have not been terminated, one of which has not been sublet.

     Severance is paid based on associates' years of service as well as their position within the organization. The reduction in workforce included 308 associates, of which one was an executive officer. The reduction in workforce included associates from the following areas: sales, service, and general and administrative, who were located at certain of CompuCom's locations, corporate offices, and the Houston distribution center. The remaining accrual at December 31, 2000 relates to the final severance payment to be paid to the former executive officer. Such payment was made in January 2001.

     Other restructuring charges primarily include the write-off of leasehold improvements at the Houston distribution center.

     Based on revised estimates during 2000, $258,000 of the lease termination cost accrual was reversed. In addition, the employee severance related accrual and other expenses accrual were reduced by $16,000 and $57,000, respectively, and are reflected in restructuring charges in the Consolidated Statements of Operations. The remaining restructuring accrual at December 31, 2000 is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and actual amounts paid will be reflected in operating expense in future periods.

1998 Restructuring
------------------

     During the fourth quarter of 1998, CompuCom recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance and benefits related to a reduction in workforce. Of the total amount expensed in the fourth quarter of 1998, approximately $2.4 million was paid through December 31, 1998. The following table provides a summary by category and rollforward of the changes in this restructuring accrual for the years ended December 31, 2000 and 1999:

                                                                  (Amounts in thousands)
                                                                  ----------------------
                                   Accrual at       Cash                 Accrual at     Cash              Accrual at
                                   12/31/1998     Payments      Other    12/31/1999   Payments   Other    12/31/2000
                                 -------------------------------------------------------------------------------------
Lease termination costs             $ 6,415       $(5,175)     $    --      $1,240    $(1,155)    $625        $710
Employee severance and
 related benefits                     2,986        (2,293)        (133)        560       (514)     (46)         --
Asset disposals, net of
 estimated proceeds                   2,907            --       (2,907)         --         --       --          --
Other                                 1,780        (1,780)          --          --         --       --          --
                                 -------------------------------------------------------------------------------------

Total                               $14,088       $(9,248)     $(3,040)     $1,800    $(1,669)    $579        $710
                                 ======================================================================================

     The $0.7 million and $1.8 million accrued at December 31, 2000 and 1999, respectively, are reflected in accrued liabilities on the Consolidated Balance Sheets.

     The amount accrued at December 31, 2000 for lease termination costs relates to nine remaining leases of the original 65 leases which have not been terminated and represents the amount required to fulfill the Company's obligations under signed lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated amount to be paid to terminate the lease contracts before the end of their terms. Payments, net of proceeds derived from subleases, are charged against the accrual as incurred.

     Severance was determined based upon associates' years of service as well as their position within the organization. The reduction in workforce included 457 associates, of which 2 were executive officers.

     Based on revised estimates during 2000, $46,000 of the severance related accrual was reversed. Also, additional expenses related to lease termination costs of approximately $625,000 were recorded during 2000 due to changes in estimates on remaining properties and are reflected in restructuring charges in the Consolidated Statements of Operations. The remaining restructuring accrual at December 31, 2000 is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and actual amounts paid will be reflected in operating expense in future periods.

Subsequent Event
----------------

     On January 10, 2001, CompuCom purchased certain assets of MicroAge Technology Services, L.L.C. ("MTS", or "the MTS acquisition") pursuant to the terms of the Purchase Agreement dated as of December 22, 2000 (the "Purchase Agreement") entered into by and among CompuCom, MTS, and MicroAge, Inc., the parent of MTS. Under the terms of the Purchase Agreement, CompuCom purchased primarily certain trade and vendor accounts receivable, inventory and prepaid assets for approximately $81 million in cash, subject to certain post-closing adjustments. These assets were used by MTS primarily in its business as a systems integrator of personal computer products. As part of the MTS acquisition, the Company also hired certain of MTS' national sales force, technical service personnel and administrative personnel.

Recent Accounting Pronouncements
--------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No.133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," in fiscal year 2001. The Company has conducted a review of its contracts and other financial instruments and does not expect the adoption of SFAS No. 133, to have a material impact on its financial condition or results of operations.

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not expect the adoption of the accounting provisions of SFAS No. 140 to have a material impact on its financial condition or results of operations.

Item 7A  Quantitative and Qualitative Disclosures about Market Risk
-------  ----------------------------------------------------------

     CompuCom is exposed to interest rate risk primarily through its Securitization and Revolver. CompuCom utilizes its Securitization and Revolver for its working capital and other financing needs. If CompuCom's effective interest rate were to increase by 75 basis points (.75%), CompuCom's annual financing expense would increase by approximately $1.6 million based on the average balances utilized under the Securitization and Revolver during the twelve months ended December 31, 2000. CompuCom did not experience a material impact from interest rate risk during 2000.

     Currently, CompuCom does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.

Item 8  Financial Statements and Supplementary Data
------  -------------------------------------------

     The consolidated financial statements and schedule filed with this report appear on pages F-2 through F-25, and are listed on page F-1.

Item 9  Changes in and Disagreements with Accountants on Accounting and
------  ---------------------------------------------------------------
        Financial Disclosure
        --------------------

     None.

                                   PART III
                                   --------

Item 10  Directors and Executive Officers of the Registrant
-------  --------------------------------------------------

     The executive officers of CompuCom as of March 22, 2001 are as follows:

              Name                Age                  Position
              ----                ---                  --------

     J. Edward Coleman /(1)/       49    President, Chief Executive Officer and
                                         Director

     M. Lazane Smith /(2)/         46    Senior Vice President, Finance, Chief
                                         Financial Officer, Secretary and
                                         Director

     Anthony F. Pellegrini /(3)/   58    Senior Vice President, Sales

     David A. Loeser /(4)/         46    Senior Vice President, Human Resources

     John F. McKenna /(5)/         37    Senior Vice President, Services

/(1)/ Mr. Coleman was hired as Chief Executive Officer on December 1, 1999, was elected to the Board of Directors in February 2000 and was named President in July 2000. Prior to joining CompuCom, he served as Business Development Executive and Director of Marketing for Computer Sciences Corporation ("CSC"), from March 1995 to December 1999. From 1993 until joining CSC, Mr. Coleman was Executive Vice President of McCollister's Technical Services, Inc. ("McCollister's"). Prior to joining McCollister's, he spent 17 years with IBM Corporation, including five years with IBM Credit Corporation serving as Vice President and General Manager of Channel Financing.

/(2)/ Ms. Smith has held the position of Senior Vice President, Finance and Chief Financial Officer since February 1997. Ms. Smith joined the Company in 1993 as Corporate Controller and was promoted to Vice President Finance and Corporate Controller in 1994. She was elected to the Board of Directors in February 2001.

/(3)/ Mr. Pellegrini joined the Company as Senior Vice President, Sales in March 2000. Prior to joining CompuCom, he spent 11 years with Digital Equipment Corporation, serving as an Account Manager, Account Vice President, and then Vice President of Outsourcing Services. Prior to Digital, Mr. Pellegrini spent 20 years with Honeywell Information Systems in various sales management positions.

/(4)/ Mr. Loeser joined CompuCom in April 1999 as Senior Vice President of Human Resources. Prior to joining CompuCom, he served as Senior Vice President of Human Resources for Quaker State, Inc. from 1996 to 1998. From 1994 to 1996, Mr. Loeser held the position of Senior Vice President of Human Resources with Continental Airlines.

/(5)/ Mr. McKenna joined the Company in January 1999 as Vice President, Managed Desktop Services and was promoted to Senior Vice President, Services in September 1999. Prior to joining CompuCom, he served as Senior Vice President Services for Oracle Corp. during 1998. From 1995 to 1998, Mr. McKenna served as a partner with Deloitte Consulting.

       Directors

       CompuCom incorporates by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement with respect to its May 17, 2001 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

       Disclosure of Delinquent Filers Pursuant to Item 405 of Regulation S-K

       CompuCom incorporates by reference the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in its definitive Proxy Statement with respect to its May 17, 2001 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11  Executive Compensation
-------  ----------------------

     CompuCom incorporates by reference the information contained under the captions "EXECUTIVE COMPENSATION AND OTHER ARRANGEMENTS" in its definitive Proxy Statement with respect to its May 17, 2001 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12  Security Ownership of Certain Beneficial Owners and Management
-------  --------------------------------------------------------------

     CompuCom incorporates by reference the information contained under the caption "STOCK OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND GREATER THAN 5% STOCKHOLDERS" in its definitive Proxy Statement with respect to its May 17, 2001 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13  Certain Relationships and Related Transactions
-------  ----------------------------------------------

     CompuCom incorporates by reference the information contained under the caption "RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT AND OTHERS" in its definitive Proxy Statement with respect to its May 17, 2001 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV
                                    -------

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------  ---------------------------------------------------------------

(a)  Financial Statements and Schedules.

     The financial statements filed with this report are listed on page F-1.

(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed by the Registrant during the three months ended December 31, 2000.

(c)  Exhibits.

     The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

     Exhibit
       No.                    Description
     -------                  -----------

     2(a) Asset Purchase Agreement, dated as of May 10, 1999, by and between CompuCom Systems, Inc. and ENTEX Information Services, Inc. (21) (Exhibit 2.1)

     2(b) Purchase Agreement, dated as of December 22, 2000, by and between CompuCom Systems, Inc., MicroAge Technology Services, L.L.C. and MicroAge, Inc. (23) (Exhibit 2.1)

     3(a)      Restated Certificate of Incorporation of CompuCom Systems, Inc.*

     3(b) Bylaws of CompuCom Systems, Inc., revised April 1, 1991 (4) (Exhibit 3(c))

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

     4(e)** CompuCom Systems, Inc. Stock Option Plan for Directors (10) (Exhibit 4(g))

     4(f)** Stock Option Agreement dated July 21, 1995 between CompuCom Systems, Inc. and Delbert W. Johnson (10) (Exhibit 4(i))

     4(g)** Stock Option Grant Agreement between CompuCom Systems, Inc. and Thomas C. Lynch, dated as of October 22, 1998 (19) (Exhibit 10.1)

     4(h)**    CompuCom Systems, Inc. Employee Stock Purchase Plan (16)
               (Appendix A)

     4(i) Form of Stock Certificate evidencing Series B Cumulative Convertible Preferred Stock, $.01 par value, of CompuCom Systems, Inc. (9) (Exhibit 4(h))

     4(j)**    CompuCom Systems, Inc. 2000 Equity Compensation Plan (24)
               (Exhibit A)

     4(k)** CompuCom Systems, Inc. Amended and Restated Employee Stock Purchase Plan (25) (Exhibit B)

     10(a)** CompuCom Systems, Inc. 401(k) Matched Savings Plan, as amended and restated effective January 1, 1989 (7) (Exhibit 10(a))

     10(b)** Amendment 1996-1 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective May 1, 1996 (11) (Exhibit 10.9)

     10(c)** Amendment No. 1 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective January 1, 1998 (exhibits omitted) (17) (Exhibit 10.1)

     10(d)** Amendment No. 2 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective January 26, 1998 (exhibits omitted) (17) (Exhibit 10.2)

     10(e)** Amendment Three to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective May 28, 1999 (26) (Exhibit 10.E)

     10(f)** Amendment Four to CompuCom Systems, Inc. 401(k) Matched Savings Plan, dated July 29, 1999, with attached Appendix A (26) (Exhibit 10.F)

     10(g)** Amendment Five to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective December 30, 1999 (26) (Exhibit 10.G)

     10(h) Amended and Restated Credit Agreement, dated as of November 3, 1997, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (15) (Exhibit 16(t))

     10(i) Amendment #1 to Amended and Restated Credit Agreement, dated as of June 26, 1998, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as Administrative Lender (18) (Exhibit 10.1)

     10(j) CompuCom Receivables Master Trust I Pooling and Servicing Agreement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, between Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc. (26) (Exhibit 10(J))

     10(k) CompuCom Receivables Master Trust I Pooling and Servicing Agreement 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, among PNC Bank, National Association, Market Street Capital Corporation, Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc. (26) (Exhibit 10(K))

     10(l) Inventory and Working Capital Financing Agreement, dated as of May 11, 1999, between IBM Credit Corporation and CompuCom Systems, Inc. (22) (Exhibit 10.3)

     10(m) Attachment A to Inventory and Working Capital Financing Agreement dated May 11, 1999 (22) (Exhibit 10.4)

     10(n) Receivables Contribution and Sale Agreement dated May 7, 1999 between CompuCom Systems, Inc. and CSI Funding, Inc. (26) (Exhibit 10(N))

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

     10(x) U.S. Agreement for Authorized Reseller Participation in Channel Assembly Program, dated March 1, 1997, between Hewlett-Packard Company and CompuCom Systems, Inc. (15) (Exhibit 10(ee))

     10(y) U.S. Agreement for Authorized Solutions Direct Resellers, dated August 12, 1999 between Hewlett-Packard Company and CompuCom Systems, Inc. (26) (Exhibit 10.Y)

     10(z) Administrative Services Agreement, dated January 1, 1988, between CompuCom Systems, Inc. and Safeguard Scientifics, Inc., with Letter Amendment dated as of April 1, 1991 (4) (Exhibit 10(z))

     10(aa) Lease dated May 16, 1996, between CompuCom Systems, Inc. and The Riggs National Bank of Washington, D.C. for premises at 1225 Forest Parkway, Paulsboro, New Jersey (12) (Exhibit 10.8)

     10(bb) Lease Agreement dated September 27, 1999, between CompuCom Systems, Inc. and Riggs & Company, a division of Riggs Bank N.A., for premises at 1245 Forest Parkway, Paulsboro, New Jersey
               (26) (Exhibit 10.BB)

     10(cc) Industrial Lease Agreement, dated February 11, 1999, between Dames & Moore / Brookhill Durham I, LLC, as lessor, and CompuCom Systems, Inc., as lessee, for premises at 2910 Weck Drive, Durham, North Carolina (26) (Exhibit 10.CC)

     10(dd) Modification of Lease, dated October 1, 1999, between DMB Durham I, LLC, for premises at 2910 Weck Drive, Durham, North Carolina
               (26) (Exhibit 10.DD)

     10(ee) Contract of Sale between CompuCom Systems, Inc., as seller, and MacFarlan Realty Partners, L.L.C., as purchaser, for property located at 10100 North Central Expressway, Dallas, Texas, dated effective October 23, 1997 (15) (Exhibit 10(jj))

     10(ff) First Amendment to Contract of Sale between CompuCom Systems, Inc., as seller, and MacFarlan Realty Partners, L.L.C., as purchaser, for property located at 10100 North Central Expressway, Dallas, Texas, dated effective December 9, 1997 (15) (Exhibit 10(kk))

     10(gg) $7,840,000 Secured Promissory Note, dated December 30, 1997, from MacFarlan Realty Partners, L.L.C., to CompuCom Systems, Inc. (15) (Exhibit 10(ll))

     10(hh) Note Modification Agreement and Settlement Agreement, dated as of November 30, 1998, between MacFarlan Realty Partners L.L.C. and CompuCom Systems, Inc. (20) (Exhibit 10(ee))

     10(ii) Special Warranty Deed dated as of March 31, 1999, from CompuCom Systems, Inc., as grantor, to Delaware Comp LLC, as grantee, for property located at 7171 Forest Lane, Dallas, Texas (26) (Exhibit 10.II)

     10(jj) Lease Agreement dated as of March 31, 1999, between CompuCom Systems, Inc., as tenant, and Delaware Comp LLC, as landlord, for premises located as 7171 Forest Lane, Dallas, Texas, including Exhibit D - Basic Rent Payments (26) (Exhibit 10.JJ)

     10(kk) Contract of Sale between CompuCom Systems, Inc., as seller, and MCSi Realty Co., LLC, as purchaser for property located at 4281 Olympic Boulevard, Erlanger, Kentucky, dated as of December 9, 1999 (26) (Exhibit 10.KK)

     10(ll)** $1,181,250 Amended and Restated Secured Term Note, dated February 12, 1997, from Edward R. Anderson to CompuCom Systems, Inc. (13) (Exhibit 10(ff))

     10(mm)** First Amendment, dated February 19, 1999, to Amended and Restated Secured Term Note from Edward R. Anderson to CompuCom Systems, Inc. (20) (Exhibit 10(gg))

     10(nn)** Pledge Agreement, dated August 31, 1994, between Edward R. Anderson and CompuCom Systems, Inc. (9) (Exhibit 10(nn))

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

     10(rr)** Pledge Agreement, dated December 23, 1998, between Thomas C. Lynch and CompuCom Systems, Inc. (20) (Exhibit 10(ll))

     10(ss)**  $2,021,875 Secured Term Note, dated October 22, 1998, from Edward
               R. Anderson to CompuCom Systems, Inc. (20) (Exhibit 10(mm))

     10(tt)** Pledge Agreement, dated October 22, 1998, between Edward R. Anderson and CompuCom Systems, Inc. (20) (Exhibit 10(nn))

     10(uu)**  Executive Employment Agreement, dated October 24, 1997, between
               M. Lazane Smith and CompuCom Systems, Inc. (15) (Exhibit 10(ss))

     10(vv)**  Executive Employment Agreement, dated November 1, 1999, between
               J. Edward Coleman and CompuCom Systems, Inc. (26) (Exhibit 10.VV)

     10(ww)** Employment Separation Letter Agreement, dated January 18, 1999, between William Barry and CompuCom Systems, Inc., with attached General Release and Agreement, and Employee Non-Disclosure, Non-Solicitation and Non-Competition Agreement (20) (Exhibit 10(rr))

     10(xx)** Employment Separation Letter Agreement, dated April 30, 1999, between Daniel F. Brown and CompuCom Systems, Inc., with attached General Release and Agreement, and Employee Non-Disclosure, Non-Solicitation and Non-Competition Agreement (26) (Exhibit 10.XX)

     10(yy)** Employment Separation Letter Agreement, dated January 24, 2000, between John Lyons and CompuCom Systems, Inc. (26) (Exhibit 10.YY)

     10(zz) Series 2000-1 Supplement, among CSI Funding, Inc., as the Transferor, CompuCom Systems, Inc., as Servicer, Lloyds TSB Bank PLC, as Initial Series 2000-1 Certificateholder, and Wells Fargo, as Trustee on behalf of the Certificateholders, dated as of October 2, 2000 *

     10(ab) First Amendment to Inventory and Working Capital Financing Agreement dated as of July 28, 1999 by and between CompuCom Systems, Inc. and IBM Credit Corporation *

     10(ac) Second Amendment to Inventory and Working Capital Financing Agreement dated as of July 1, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation *

     10(ad) Third Amendment to Inventory and Working Capital Financing Agreement dated as of October 31, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation *

     10(ae) Fourth Amendment to Inventory and Working Capital Financing Agreement dated as of January 10, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation *

     10(af)** Executive Employment Agreement, dated March 13, 2000, between Anthony F. Pellegrini and CompuCom Systems, Inc. (27) (Exhibit 10.1)

     21        List of Subsidiaries *

     23        Consent of KPMG LLP *


     _______________

     *         Filed herewith.

     ** These exhibits relate to management contracts or to compensatory plans, contracts or arrangemenets in which directors and/or executive officers of the registrant may participate, required to be filed as exhibits to this Form 10-K.

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

     (18) Filed on August 14, 1998 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.
     (19) Filed on November 16, 1998 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.
     (20) Filed on March 31, 1999 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
     (21) Filed on May 25, 1999 as an exhibit to the Current Report on Form 8-K (No. 0-14371) and incorporated herein by reference.
     (22) Filed on August 16, 1999 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.
     (23) Filed on January 24, 2001 as an exhibit to the Current Report on Form 8-K (No. 000-14371) and incorporated herein by reference.
     (24) Filed on April 19, 2000 as Exhibit A to the Company's Definitive Revised Proxy Statement (No. 000-14371) and incorporated herein by reference.
     (25) Filed on April 19, 2000 as Exhibit B to the Company's Definitive Revised Proxy Statement (No. 000-14371) and incorporated herein by reference.
     (26) Filed on February 28, 2000 as an exhibit to the Annual Report on Form 10-K (No. 000-14371) and incorporated herein by reference.
     (27) Filed on May 15, 2000 as an exhibit to the Quarterly Report on Form 10-Q (No.000-14371) and incorporated herein by reference.

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

     Schedule II  Valuation and Qualifying Accounts                   S-1

                         Independent Auditors' Report
                         ----------------------------


The Stockholders and Board of Directors
CompuCom Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of CompuCom Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompuCom Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             KPMG LLP


Dallas, Texas
February 9, 2001

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 2000 and 1999

              (In thousands, except share and per share amounts)

                                      Assets                                                2000             1999
                                      ------                                             ---------        ---------
Current assets:
    Cash and cash equivalents                                                            $  14,857        $  14,060
    Receivables, less allowance for doubtful accounts
      of $3,538 in 2000 and $5,095 in 1999                                                 224,639          218,522
    Inventories                                                                             77,207          129,076
    Deferred income taxes                                                                      113            1,507
    Other                                                                                    7,513            7,731
                                                                                         ---------        ---------
         Total current assets                                                              324,329          370,896

Property and equipment:
    Land, building and improvements                                                              -              780
    Furniture, fixtures and other equipment                                                 62,044           56,536
    Leasehold improvements                                                                   8,226            8,388
                                                                                         ---------        ---------
                                                                                            70,270           65,704
    Less accumulated depreciation and amortization                                         (45,966)         (35,986)
                                                                                         ---------        ---------
         Net property and equipment                                                         24,304           29,718

Cost in excess of fair value of tangible net assets
    purchased, less accumulated amortization                                                77,721           85,086
Other                                                                                       10,006           12,352
                                                                                         ---------        ---------

                                                                                         $ 436,360        $ 498,052
                                                                                         =========        =========

                         Liabilities and Stockholders' Equity
                         ------------------------------------
Current liabilities:
    Accounts payable                                                                     $ 112,485        $ 182,247
    Accrued liabilities                                                                     94,323           92,833
                                                                                         ---------        ---------
         Total current liabilities                                                         206,808          275,080

Stockholders' equity:
     Series B cumulative, convertible preferred stock, $10 stated value.
      Authorized 3,000,000 shares; issued and outstanding 1,500,000 shares                  15,000           15,000
    Common stock, $.01 par value.  Authorized 70,000,000 shares;
      issued  49,205,638 shares in 2000
      and 48,016,950 shares in 1999                                                            492              480
    Additional paid-in capital                                                              75,354           72,765
    Retained earnings                                                                      143,370          139,152
    Treasury stock, at cost, 685,635 common shares in 2000                                  (3,160)               -
    Notes receivable for the sale of stock                                                  (1,504)          (4,425)
                                                                                         ---------        ---------
         Total stockholders' equity                                                        229,552          222,972
                                                                                         ---------        ---------

                                                                                         $ 436,360        $ 498,052
                                                                                         =========        =========

See accompanying notes to consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                    Years ended December 31, 2000, 1999 and
                 1998 (In thousands, except per share amounts)

                                                       2000              1999              1998
                                                    ----------        ----------        ----------
Revenue:
    Product                                         $2,439,106        $2,648,341        $2,007,744
    Service                                            271,531           300,105           258,806
    Other                                                 -                3,817            15,081
                                                    ----------        ----------        ----------
      Total revenue                                  2,710,637         2,952,263         2,281,631
                                                    ----------        ----------        ----------
Cost of revenue:
    Product                                          2,254,130         2,432,175         1,812,763
    Service                                            172,287           198,921           175,451
    Other                                                 -                2,098             8,203
                                                    ----------        ----------        ----------
      Total cost of revenue                          2,426,417         2,633,194         1,996,417
                                                    ----------        ----------        ----------

         Gross margin                                  284,220           319,069           285,214

Operating expenses:
    Selling                                             84,224           108,333           104,688
    Service                                             49,958            47,828            54,940
    General and administrative                          99,940            98,419            73,816
    Depreciation and amortization                       21,863            21,930            15,923
    Restructuring charges                                5,417               387            16,437
                                                    ----------        ----------        ----------
      Total operating expenses                         261,402           276,897           265,804
                                                    ----------        ----------        ----------

         Earnings from operations                       22,818            42,172            19,410

Financing expenses                                      15,278            23,195            18,742
Other income, net                                          990              -                 -
                                                    ----------        ----------        ----------
         Earnings before income taxes                    8,530            18,977               668

Income taxes                                             3,412             7,403               267
                                                    ----------        ----------        ----------

         Net earnings                               $    5,118        $   11,574        $      401
                                                    ==========        ==========        ==========

Earnings (loss) per common share:
      Basic                                         $      .09        $      .22        $     (.01)
      Diluted                                       $      .09        $      .22        $     (.01)

Average common shares outstanding:
      Basic                                             48,703            47,657            46,346
      Diluted                                           48,937            48,274            46,346

See accompanying notes to consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999 and 1998

                     (In thousands, except share amounts)

                                                                                    Additional
                                           Preferred Stock        Common Stock        Paid in   Retained   Treasury Stock
                                        --------------------  --------------------                        -----------------
                                          Shares     Amount     Shares     Amount     Capital   Earnings   Shares    Amount
                                        ---------  ---------  ----------  --------  ----------  --------  --------  --------
Balances at December 31, 1997           1,500,000   $15,000   46,111,820    $ 461     $66,094   $128,977         -   $     -
   Exercise of options                                         1,330,000       13       4,286
   Notes receivable for
    sale of stock
   Preferred stock dividend                                                                         (900)
   Net earnings                                                                                      401
                                        ---------   -------   ----------    -----     -------   --------   -------   -------
Balances at December 31, 1998           1,500,000    15,000   47,441,820      474      70,380    128,478         -         -
   Exercise of options                                           382,000        4       1,812
   Issuances under employee
    stock purchase plan                                          193,130        2         573
   Notes receivable for
    sale of stock
   Preferred stock dividend                                                                         (900)
   Net earnings                                                                                   11,574
                                        ---------   -------   ----------    -----     -------   --------   -------   -------
Balances at December 31, 1999           1,500,000    15,000   48,016,950      480      72,765    139,152         -         -
   Exercise of options                                           315,650        3         749
   Issuances under employee
    stock purchase plan                                          873,038        9       1,840
   Settlement of notes
    receivable for sale of
    stock                                                                                                  685,635    (3,160)
   Preferred stock dividend                                                                         (900)
   Net earnings                                                                                    5,118
                                        ---------   -------   ----------    -----     -------   --------   -------   -------
Balances at December 31, 2000           1,500,000   $15,000   49,205,638      492     $75,354   $143,370   685,635    (3,160)
                                        =========   =======   ==========    =====     =======   ========   =======   =======

                                            Notes               Total
                                        Receivable for      Stockholders'
                                           Sale of              Equity
                                        --------------      ------------
Balances at December 31, 1997              $   (332)           $210,200
   Exercise of options                                            4,299
   Notes receivable for
    sale of stock                            (3,719)             (3,719)
   Preferred stock dividend                                        (900)
   Net earnings                                                     401
                                           --------            --------
Balances at December 31, 1998                (4,051)            210,281
   Exercise of options                                            1,816
   Issuances under employee
    stock purchase plan                                             575
   Notes receivable for
    sale of stock                              (374)               (374)
   Preferred stock dividend                                        (900)
   Net earnings                                                  11,574
                                           --------            --------
Balances at December 31, 1999                (4,425)            222,972
   Exercise of options                                              752
   Issuances under employee
    stock purchase plan                                           1,849
   Settlement of notes
    receivable for sale of
    stock                                     2,921                (239)
   Preferred stock dividend                                        (900)
   Net earnings                                                   5,118
                                           --------            --------
Balances at December 31, 2000              $ (1,504)           $229,552
                                           ========            ========

See accompanying notes to consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 2000, 1999 and 1998

                                (In thousands)

                                                                                         2000            1999            1998
                                                                                     -----------     -----------       ---------
Cash flows from operating activities:
    Net earnings                                                                     $     5,118     $    11,574       $     401
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Depreciation and amortization                                                    21,863          21,930          15,923
         Restructuring related charges                                                     5,417               -          16,437
         Other income, net                                                                  (990)              -               -
         Deferred income taxes                                                              (686)          4,637          (3,711)

         Changes in assets and liabilities, excluding effects from acquisitions:
           Receivables                                                                    (7,177)         41,500         (13,050)
           Inventories                                                                    51,869         101,744          68,745
           Other current assets                                                            1,218          (1,795)            856
           Accounts payable                                                              (69,762)         31,660          23,950
           Accrued liabilities and other                                                  (1,944)        (16,750)        (10,168)
                                                                                     -----------     -----------       ---------
              Net cash provided by operating activities                                    4,926         194,500          99,383
                                                                                     -----------     -----------       ---------
Cash flows from investing activities:
    Capital expenditures                                                                  (9,327)         (6,867)        (14,330)
    Business acquisitions, net of cash acquired                                                -        (141,253)        (49,679)
    Proceeds from sale of  land and buildings                                                617          45,466               -
    Proceeds from sale of securities                                                       2,880               -               -
                                                                                     -----------     -----------       ---------
              Net cash used in investing activities                                       (5,830)       (102,654)        (64,009)
                                                                                     -----------     -----------       ---------
Cash flows from financing activities:
    Borrowings under revolver                                                          1,183,300         996,065         611,250
    Repayment of revolver                                                             (1,183,300)     (1,079,494)       (644,134)
    Issuance of common stock                                                               2,601           2,017           1,480
    Repayment of convertible debt                                                              -               -          (3,000)
    Preferred stock dividend                                                                (900)           (900)           (900)
                                                                                     -----------     -----------       ---------
              Net cash provided by (used in) financing activities                          1,701         (82,312)        (35,304)
                                                                                     -----------     -----------       ---------

Net increase in cash and cash equivalents                                                    797           9,534              70

Cash and cash equivalents at beginning of year                                            14,060           4,526           4,456

                                                                                     -----------     -----------       ---------
Cash and cash equivalents at end of year                                             $    14,857     $    14,060       $   4,526
                                                                                     ===========     ===========       =========
Supplemental disclosure of cash flow information
    Income taxes paid                                                                $     1,241     $       824       $   7,074
    Financing expenses paid                                                          $    15,929     $    24,997       $  20,034

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

          Description of Business
          -----------------------

          CompuCom Systems, Inc. and subsidiaries ("CompuCom" or "the Company") is a leading provider of technology management services and information technology products to large and medium-sized corporate businesses throughout the United States of America. CompuCom provides a wide range of services that are intended to simplify the selection, integration and cost-effective, on-going management of the digital infrastructure of its clients.

          Principles of Consolidation
          ---------------------------

          The consolidated financial statements include the accounts of CompuCom Systems, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated subsidiaries are accounted for using the equity method. The Company's share of net earnings or loss from unconsolidated subsidiaries is reflected in operating expenses.

          Use of Estimates
          ----------------

          The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

          Cash Equivalents
          ----------------

          Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less.

          Inventories
          -----------

          Inventories are stated at the lower of average cost or market. The Company continually assesses the appropriateness of the inventory valuations giving consideration to obsolete, slow-moving and nonsaleable inventory.

          Property and Equipment
          ----------------------

          Property and equipment are stated at cost less accumulated depreciation and amortization. Provision for depreciation and amortization is based on the estimated useful lives of the assets (building and leasehold improvements, 3 to 30 years; furniture and equipment, 3 to 5 years) and is computed using the straight-line method.

          Cost in Excess of Fair Value of Tangible Net Assets Purchased
          -------------------------------------------------------------

          Cost in excess of fair value of tangible net assets purchased represents goodwill and customer lists and is amortized using the straight-line method over a 3 to 20 year period. Accumulated amortization at December 31, 2000 and 1999 was $24,622,000 and $24,733,000, respectively.

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

                                                                     (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


          Revenue Recognition
          -------------------

          The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time of shipment. Provision is made at the time the related revenue is recognized for estimated product returns, which historically have been immaterial. Revenue earned from services is recognized ratably over the contractual period or as services are performed. Shipping and handling revenues are included in product revenues and costs are included in product costs.

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

          Financing Expenses
          ------------------

          Financing expenses consist of interest incurred on borrowings under CompuCom's financing arrangements and discounts on the sale of receivables.

          Income Taxes
          ------------

          CompuCom uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the tax rates are changed.

          Earnings Per Common Share
          -------------------------

          Basic earnings per common share is based on net earnings after preferred stock dividend requirements, if any, and the weighted-average number of common shares outstanding during each year. Diluted earnings per common share assumes conversion of dilutive convertible securities into common stock at the later of the beginning of the year or date of issuance and includes the add-back of related interest expense and/or dividends, as required. Diluted earnings per common share also assumes the exercise of all options with an exercise price below the average market price of the Company's stock, at the later of the beginning of the year or date of issuance, regardless of whether the options are vested or not.

          Financial Instruments
          ---------------------

          CompuCom's financial instruments, principally cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. As amounts outstanding under the Company's credit agreements bear interest approximating current market rates, their carrying amounts approximate fair value.

          Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          --------------------------------------------------------------------
          of
          --

          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                                                                     (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


          Comprehensive Income
          --------------------

          For all periods presented, CompuCom's comprehensive income is equal to the net earnings shown on the Consolidated Statements of Operations.

          Stock-Based Compensation
          ------------------------

          CompuCom accounts for stock options and stock-based awards using the intrinsic-value method and has provided in Note 10 the pro forma net earnings and net earnings per share as if the fair value method had been applied in measuring compensation expense.

          Treasury Stock
          --------------

          Treasury stock transactions are accounted for using the cost method.

          Segment Data
          ------------

          CompuCom reports segment data based on the management approach which designates the internal reporting which is used by management for making operating decisions and assessing performance as the source of the Company's reportable operating segments.

          Reclassifications
          -----------------

          Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)  Inventories
     -----------

          Inventory is comprised of product inventory and service parts. At December 31, 2000 and 1999, total inventory was $77.2 million and $129.1 million, respectively. Product inventory was $74.1 million and $124.6 million at December 31, 2000 and 1999, respectively, and service parts inventory as of the same dates was $3.1 million and $4.5 million.

                                                                     (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(3)  Sale/Leaseback of Corporate Headquarters Building
     -------------------------------------------------

          During 1999, CompuCom sold its corporate headquarters building in a sale/leaseback transaction for approximately $40 million. Proceeds, net of transaction costs, of approximately $37 million were used to pay down long-term debt. As part of the transaction, CompuCom entered into a 20 year operating lease on the building. The book value and associated depreciation on the building of approximately $38.6 million and $1.9 million, respectively, were removed from the accounts. The gain realized on the sale was not material.

(4)  Restructuring Charges
     ---------------------

          During the first quarter of 2000, CompuCom effected a restructuring plan designed to reduce its cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office facilities, and reducing its workforce. As a result, CompuCom recorded a restructuring charge of $5.2 million in the first quarter of 2000. The $5.2 million charge is included in a separate line of operating expense in the Consolidated Statements of Operations. The following table provides a detail of the charges and cash payments made by category as well as the amounts accrued as of December 31, 2000:

                                                                 (Amounts in thousands)
                                                                 ----------------------

                                                   Restructuring     Cash                 Accrual at
                                                      Charge       Payments     Other      12/31/00
                                                  ---------------------------------------------------
     Lease termination costs                          $2,904       $  (876)     $(258)      $1,770
     Employee severance and related benefits           1,800        (1,774)       (16)          10
     Other                                               465           (87)      (378)           -
                                                  ---------------------------------------------------
     Total                                            $5,169       $(2,737)     $(652)      $1,780
                                                  ===================================================


          The $1.8 million accrued at December 31, 2000 is reflected in accrued liabilities on the Consolidated Balance Sheets.

          Lease termination costs include the estimated cost to close the three office facilities and represents the amount required to fulfill CompuCom's obligations under signed lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated amount to be paid to terminate the lease contracts before the end of their terms. In developing the estimated costs, CompuCom consulted with a professional real estate firm with knowledge of market rent rates in all applicable markets where the Company has space. Assumptions have been used for market rent rates and the estimated amount of time necessary to sublet the facilities. Payments, net of proceeds derived from subleases, are charged against the accrual as incurred. The remaining accrual at December 31, 2000 relates to two leases for the office facilities that have not been terminated, one of which has not been sublet.

          Severance is paid based on associates' years of service as well as their position within the organization. The reduction in workforce included 308 associates, of which one was an executive officer. The reduction in workforce included associates from the following areas: sales, service, and general and administrative, who were located at certain of CompuCom's locations, corporate offices, and the Houston distribution center. The remaining accrual at December 31, 2000 relates to the final severance payment to be paid to the former executive officer. Such payment was made in January 2001.

          Other restructuring charges primarily include the write-off of leasehold improvements at the Houston distribution center.

                                                                     (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


          Based on revised estimates during 2000, $258,000 of the lease termination cost accrual was reversed. In addition, the employee severance related accrual and other expenses accrual were reduced by $16,000 and $57,000, respectively, and are reflected in restructuring charges in the Consolidated Statements of Operations. The remaining restructuring accrual at December 31, 2000 is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and actual amounts paid will be reflected in operating expenses in future periods.

          During the fourth quarter of 1998, CompuCom recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance and benefits related to a reduction in workforce. Of the total amount expensed in the fourth quarter of 1998, approximately $2.4 million was paid through December 31, 1998. The following table provides a summary by category and rollforward of the changes in this restructuring accrual for the years ended December 31, 2000 and 1999:

                                                                  (Amounts in thousands)
                                                                  ----------------------

                                      Accrual at     Cash                 Accrual at     Cash             Accrual at
                                      12/31/1998   Payments     Other     12/31/1999   Payments   Other   12/31/2000
                                   -----------------------------------------------------------------------------------
Lease termination costs                $ 6,415     $(5,175)    $    --       $1,240    $(1,155)   $625       $710
Employee severance and
 related benefits                        2,986      (2,293)       (133)         560       (514)    (46)        --
Asset disposals, net of
 estimated proceeds                      2,907          --      (2,907)          --         --      --         --
Other                                    1,780      (1,780)         --           --         --      --         --
                                   -----------------------------------------------------------------------------------

Total                                  $14,088     $(9,248)    $(3,040)      $1,800    $(1,669)   $579       $710
                                   ===================================================================================

          The $0.7 million and $1.8 million accrued at December 31, 2000 and 1999, respectively, are reflected in accrued liabilities on the Consolidated Balance Sheets.

          The amount accrued at December 31, 2000 for lease termination costs relates to nine remaining leases of the original 65 leases which have not been terminated and represents the amount required to fulfill the Company's obligations under signed lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated amount to be paid to terminate the lease contracts before the end of their terms. Payments, net of proceeds derived from subleases, are charged against the accrual as incurred.

          Severance was determined based upon associates' years of service as well as their position within the organization. The reduction in workforce included 457 associates, of which 2 were executive officers.

          Based on revised estimates during 2000, $46,000 of the severance related accrual was reversed. Also, additional expenses related to lease termination costs of approximately $625,000 were recorded during 2000 due to changes in estimates on remaining properties and are reflected in restructuring charges in the Consolidated Statements of Operations. The remaining restructuring accrual at December 31, 2000 is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and actual amounts paid will be reflected in operating expenses in future periods.

                                                                     (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(5)  Segment Information
     -------------------

     CompuCom defines its operations as two distinct businesses - 1) sales of personal computer-related products ("product"), which includes desktop, networking, and mobile computing products, as well as peripherals and software and 2) services ("service"), which is primarily derived from all aspects of desktop outsourcing, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, and services provided in support of certain manufacturers' direct fulfillment initiatives. ClientLink, Inc. ("ClientLink"), a majority-owned subsidiary of the Company until April 1999, provided customized application programming services and was previously defined as a third distinct business. In April 1999, ClientLink was merged with E-Certify Corporation ("E-Certify"). The combined operations of ClientLink and E-Certify are conducted under the name E-Certify, Inc. CompuCom has recorded its minority investment in E-Certify, Inc. at the net carrying amount of its investment in ClientLink and is accounting for the ongoing operations of E-Certify, Inc. using the equity method. CompuCom's investment is included in Other assets on the Consolidated Balance Sheets as of December 31, 2000 and 1999. CompuCom measures segment earnings as operating earnings, defined as income before restructuring charges, financing expenses and income taxes. All significant inter-segment activity has been eliminated. Total assets are the assets owned or allocated to each segment. Assets included in the "Other" column include all assets not specifically allocated to a segment. CompuCom's equity in earnings from its investment in E-Certify, Inc. is reflected in the "Other" column for the years ended December 31, 2000 and 1999.

                                                                     (continued)

For the Year Ended December 31, 2000

                                                                          ClientLink,
                                                                          -----------
Operating Results                              Product       Service          Inc.         Other        Total
-----------------                              -------       -------          ----         -----        -----
(in thousands)

   Revenues                                  $ 2,439,106    $ 271,531        $    -     $       -     $ 2,710,637

   Gross margin                                  184,976       99,244             -             -         284,220

   Operating earnings/(loss)
   excluding restructuring charges                (5,408)      34,785             -        (1,142)         28,235
   Restructuring charge                                                                                    (5,417)
   Financing expenses                                                                                     (15,278)
   Other income, net                                                                                          990
                                                                                                      -----------
   Earnings before income taxes                                                                       $     8,530
                                                                                                      ===========

Total assets                                 $   265,707    $  36,996        $    -     $ 133,657     $   436,360
                                                                                                      ===========

For the Year Ended December 31, 1999

                                                                          ClientLink,
                                                                          -----------
Operating Results                              Product       Service          Inc.         Other        Total
-----------------                              -------       -------          ----         -----        -----
(in thousands)

   Revenues                                  $ 2,648,341    $ 300,105       $ 3,817     $       -     $ 2,952,263

   Gross margin                                  216,166      101,184         1,719             -         319,069

   Operating earnings/(loss)
   excluding restructuring charges                 7,079       35,861           474          (855)         42,559
   Restructuring charge                                                                                      (387)
   Financing expenses                                                                                     (23,195)
                                                                                                      -----------
   Earnings before income taxes                                                                       $    18,977
                                                                                                      ===========

Total assets                                 $   303,647    $  35,522       $     -     $ 158,883     $   498,052
                                                                                                      ===========

For the Year Ended December 31, 1998

                                                                          ClientLink,
                                                                          -----------
Operating Results                              Product       Service          Inc.         Other        Total
-----------------                              -------       -------          ----         -----        -----
(in thousands)

   Revenues                                  $ 2,007,744    $ 258,806       $ 15,081    $       -     $ 2,281,631

   Gross margin                                  194,981       83,355          6,878            -         285,214

   Operating earnings excluding
   restructuring charges                          17,623       15,202          3,022            -          35,847
   Restructuring charges                                                                                  (16,437)
   Financing expenses                                                                                     (18,742)
                                                                                                      -----------
   Earnings before income taxes                                                                       $       668
                                                                                                      ===========

Total assets                                 $   339,778    $  45,209       $  3,007    $ 157,495     $   545,489
                                                                                                      ===========

                                                                     (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(6)  Financing Arrangements
     ----------------------

          CompuCom has financing arrangements which total $250 million, consisting of a $150 million receivable securitization facility ("Securitization") and a $100 million working capital facility ("Revolver"). Consistent with its financing requirements, during 2000 CompuCom reduced the Securitization from $250 million to $150 million and the Revolver was reduced from $200 million to $100 million.

          The Securitization's pricing is based on a designated short-term interest rate plus an agreed upon spread. CompuCom has an agreement with two financial institutions that allows it to sell, at a discount, an interest in a portion of its trade accounts receivable ("receivables") to each such financial institution. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," CompuCom has recorded these transactions as sales of accounts receivable. These sales are reflected as reductions of accounts receivable in the Consolidated Balance Sheets and are included in the net cash provided by operating activities in the Consolidated Statements of Cash Flows. The proceeds from the sale of receivables were used to pay down long-term debt and fund working capital requirements. CompuCom is retained as servicer of the receivables; however, the cost of servicing is not material. Discounts associated with the sale of receivables totaled $12.6 million, $13.0 million, and $10.3 million for 2000, 1999, and 1998, respectively, and are included in financing expenses in the Consolidated Statements of Operations. Amounts outstanding as sold receivables as of December 31, 2000 consisted of two certificates totaling $150.0 million, one certificate for $125.0 million with an April 2002 maturity date and one certificate for $25 million with a September 2003 maturity date. The amount outstanding as sold receivables as of December 31, 1999 consisted of one certificate totaling $250 million with an April 20002 maturity date. The designated short-term interest rate at December 31, 2000 was 6.75%, inclusive of the spread.

          The Revolver, which matures in May 2002, bears interest at a rate of LIBOR plus an agreed-upon spread and is secured by a lien on CompuCom's assets. Availability under the Revolver is subject to a borrowing base calculation. As of December 31, 2000, availability under the Revolver was approximately $76.2 million. No amounts were outstanding under the Revolver as of December 31, 2000 and 1999. Terms of the Revolver limit the amounts available for capital expenditures and dividends. Both the Securitization and the Revolver require CompuCom to maintain compliance with selected financial covenants and ratios.

          The weighted-average interest rate on borrowings was approximately 8.2%, 7.7% and 6.6%, in 2000, 1999 and 1998, respectively.

 (7) Accrued Liabilities
     -------------------

     Accrued liabilities consist of the following as of December 31:

                                                       (Amounts in thousands)

                                                         2000           1999
                                                       -------        -------
     Accrued payroll and payroll taxes                 $28,510        $27,170
     Accrued cost of software and licenses              24,079         24,083
     Accrued sales tax payable                           8,377          9,642
     Deferred revenue                                    7,971          8,420
     Federal income taxes payable                        3,374            840
     Accrued restructuring related charges               2,490          1,800
     Other                                              19,522         20,878
                                                       -------        -------
     Total                                             $94,323        $92,833
                                                       =======        =======

                                                                     (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(8)  Income Taxes
     ------------

     The provision for income taxes is comprised of the following (in thousands):

                                         2000        1999         1998
                                        ------      ------      -------
     Current:
       Federal                          $3,707      $2,401      $ 3,271
       State                               391         365          707
     Deferred, primarily federal          (686)      4,637       (3,711)
                                        ------      ------      -------

                                        $3,412      $7,403      $   267
                                        ======      ======      =======

     Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rates of 34% in 2000, 1999 and 1998 to earnings before income taxes as a result of the following (in thousands):

                                         2000        1999         1998
                                        -----        -----        ----

     Computed "expected" tax expense     2,900       6,452         227
     State taxes, net of U.S. Federal
       income tax benefit                  251         401        (848)
     Other, net                            261         550         888
                                         -----       -----        ----
     Actual income tax provision         3,412       7,403         267
                                         -----       -----        ----
     Effective tax rate                   40.0%       39.0%       40.0%
                                         =====       =====        ====
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999, are presented below (in thousands).

                                                                        2000              1999
                                                                      -------           -------
     Deferred tax assets:
       Net operating loss and credit carryforwards                    $ 8,292           $ 8,292
       Inventories, principally due to additional
         costs inventoried for tax purposes                               359               559
       Accounts receivable, principally due to allowance for
         doubtful accounts                                              1,238             1,784
     Deferred revenue                                                   1,706             1,723
     Restructuring accrual                                                871               630
     Other accrued expenses                                             2,893             3,765
                                                                      -------           -------
       Deferred tax assets                                             15,359            16,753
                                                                      -------           -------
     Deferred tax liabilities:
       Intangible assets                                                2,894             3,823
       Accelerated depreciation                                         2,842             2,657
       Section 481(a) adjustment                                          655             1,310
       Other                                                            5,070             5,751
                                                                      -------           -------
         Deferred tax liabilities                                      11,461            13,541
                                                                      -------           -------
           Net deferred tax asset                                     $ 3,898           $ 3,212
                                                                      =======           =======

                                                                     (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


          CompuCom has available net operating loss carryforwards, resulting from acquisitions, totaling approximately $21 million, which expire in the years 2007 to 2012. CompuCom also has available alternative minimum tax credit carryforwards of approximately $982,000, which may be carried forward indefinitely. The utilization of these pre-acquisition tax loss carryforwards and tax credits is limited to approximately $2 million each year under Internal Revenue Code section 382.

(9)  Preferred Stock
     ---------------

          CompuCom has authorized three million shares of Series B Cumulative Convertible Preferred Stock ("Series B Shares"), stated value $10. In 1994, Safeguard Scientifics, Inc. ("Safeguard"), purchased from CompuCom $20 million (2,000,000 shares) of its Series B Shares. The Series B Shares are convertible into shares of common stock based on a conversion price of $6.77 per share subject to anti-dilution adjustments. The Series B Shares are entitled to a 6% per annum cumulative dividend payable out of legally available funds. The Series B Shares are entitled to one vote for each share of common stock into which such Series B Shares may be converted, except that in the election of directors (as long as Safeguard owns at least 40% of CompuCom's then outstanding voting securities, excluding the Series B Shares), the Series B Shares will be entitled to five votes for each share of common stock into which the Series B Shares may be converted. On December 29, 1995, Safeguard converted 500,000 of its Series B Shares into 738,552 shares of CompuCom's common stock.

(10) Stock-Based Compensation
     ------------------------

          CompuCom maintains five stock option plans covering certain key employees and outside directors. The 1983 Stock Option Plan ("1983 Plan") and the 1984 Non-Qualified Stock Option Plan ("1984 Plan") expired by their terms in May 1993 and January 1994, respectively, and therefore no new grants can be awarded out of those plans. All eligible option grants have been made from the Stock Option Plan for Directors ("Directors Plan"), although not all options have been exercised. Under the Directors Plan, non-associate directors were initially granted 10,000 options upon election to the Board, with subsequent service grants awarded in accordance with formulas based upon years of service. CompuCom adopted a 1993 Stock Option Plan ("1993 Plan") under which it may grant qualified or nonqualified stock options to eligible associates and associate directors. The 1993 Plan was amended in 1995, 1997, and 1999 to increase the number of shares available. To the extent allowable, all grants are incentive stock options. After May 1996, all options granted to non-associate directors have been issued from the 1993 Plan. CompuCom adopted the 2000 Equity Compensation Plan ("2000 Plan") under which it may grant stock options, stock appreciation rights, restricted stock and performance units to eligible associates, individuals to whom employment has been offered, non-associate directors and certain advisors of CompuCom. During 2000, 105,000 of the 3.0 million shares authorized for issuance were granted to non-associate directors in the form of stock options. All options granted under the plans to date have an exercise price equal to the market price of the Company's common stock on the date of grant. Generally, options vest 20-25% each year and expire after 10 years under all plans. At December 31, 2000, approximately 9.7 million shares of common stock were authorized for issuance under these stock option plans.

          On October 22, 1998, CompuCom's Board of Directors approved a measure enabling all associates who had been previously granted stock options, with the exception of executive officers, the opportunity to reprice the exercise price of their respective options to the Company's stock price as of that date, which was $3.19 per share. In exchange for the repricing of options, those associates agreed to forfeit the ability to exercise the options for one year, or until October 22, 1999. All vesting was kept intact. As a result, a total of 1.51 million options with a weighted average exercise price of $6.76 per share were repriced to $3.19 per share. CompuCom accounted for this repricing as a cancellation of old options and the issuance of new options.

                                                                     (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


          On October 22, 1998, CompuCom's Board of Directors approved a stock option grant agreement for 500,000 shares to a director and officer of the Company. The option price was equal to the fair market value of the Company's common stock on the date of grant. Exercisability of the options was immediate, although vesting occurs at 25% per year. All 500,000 options were exercised on December 23, 1998. These options were issued outside of the 1993 Plan.

          In 1998, CompuCom created the CompuCom Systems, Inc. Employee Stock Purchase Plan ("ESPP"). The ESPP provides eligible Company associates the opportunity to purchase common stock of the Company through accumulated payroll deductions. Participation in the ESPP is for periods of six months, beginning on January 1 and July 1 of each year. The first such period was July 1 (i.e., "the enrollment date") through December 31, 1998
     (i.e., "the exercise date").   The exercise price, as defined, for each six
     month period, is equal to the lower of 85% of the fair market value, as defined, of the Company's common stock price on the enrollment date or the exercise date. Once the shares have been purchased, each associate has the option of keeping his shares or selling them at any time. For the six-month withholding period from July 1 through December 31, 1998, associates purchased approximately 193,000 shares on January 1, 1999 at $2.98 per share. For the six-month withholding periods from January through June 30, 1999 and July 1 through December 31, 1999, associates purchased approximately 159,000 shares at an average price of $3.43 and approximately 183,000 shares at an average price of $3.50, respectively, in January of 2000. For the six-month withholding periods from January through June 30, 2000 and July 1 through December 31, 2000 associates purchased approximately 291,000 shares at an average price of $1.38 and approximately 241,000 shares at an average price of $1.09, in June and December of 2000, respectively. A total of 1.0 million shares were authorized for issuance under the ESPP. During 2000, the number of shares authorized for issuance was increased to 2.0 million.

          CompuCom applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its various fixed stock option plans and its stock purchase plan. Had compensation cost been recognized consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net earnings (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

     (In thousands, except per share amounts)                               2000        1999          1998
                                                                            ----        ----          ----
     Net earnings (loss)                             As reported           $5,118      $11,574      $   401
                                                     Pro forma             $3,110      $10,229      $(2,161)

     Basic earnings (loss) per share                 As reported           $  .09      $   .22      $ ( .01)
                                                     Pro forma             $  .05      $   .20      $ ( .07)

     Diluted earnings (loss) per share               As reported           $  .09      $   .22      $ ( .01)
                                                     Pro forma             $  .05      $   .19      $ ( .07)

          The per share weighted-average value of stock options issued by the Company during 2000, 1999, and 1998 was $2.21, $1.82 and $2.14, respectively, on the dates of grant using the Black Scholes option-pricing model. The following weighted-average assumptions were used to determine the fair value of stock options granted:

                                         2000           1999            1998
                                      ------------   ------------   ------------
     Dividend yield                        0%             0%              0%
     Expected volatility                  74%            59%             59%
     Average expected option life       5 years        5 years         5 years
     Risk-free interest rate          5.0% to 6.3%   5.2% to 6.4%   4.4% to 5.8%

                                                                     (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


          The fair value of the associates' purchase rights granted in 2000 was $0.57. This estimation of fair value was based on the Black Scholes model with the following assumptions for 2000: dividend yield of 0%, expected volatility of 74%, expected life of 6 months, and a risk-free interest rate of 6%.

          Stock option activity under CompuCom's plans is summarized below:

                                                        2000                      1999                     1998
                                               ----------------------    ----------------------   ----------------------
                                                           Weighted-                 Weighted-                Weighted-
                                                            Average                   Average                  Average
                                                           Exercise                  Exercise                 Exercise
                                                Shares      Price         Shares      Price        Shares      Price
                                               ----------------------    ----------------------   ----------------------
                                                    (In thousands)            (In thousands)           (In thousands)
     Outstanding at beginning of year            3,976      $ 3.78         3,994      $  4.16       4,009        $5.51
          Granted                                4,143        3.39         1,920         3.57       3,458         3.91
          Exercised                               (316)       3.13          (382)        1.65      (1,330)        3.17
          Canceled                              (1,377)       4.29        (1,556)        4.91      (2,143)        6.89
                                               -------                   -------                  -------

     Outstanding at end of year                  6,426      $ 3.45         3,976      $  3.78       3,994        $4.16
                                               =======                   =======                  =======

     Options exercisable at year-end             1,188      $ 3.82         1,114      $  4.13       1,225        $3.97

     Shares available for future grant           3,242                     3,008                      436

          The following summarizes information about the Company's stock options outstanding at December 31, 2000:

                                        Options Outstanding                       Options Exercisable
                        --------------------------------------------------   -----------------------------
                                              Weighted-         Weighted-                      Weighted-
         Range of                              Average           Average                        Average
         Exercise            Number           Remaining         Exercise         Number        Exercise
          Prices           Outstanding     Contractual Life       Price       Exercisable        Price
     ---------------    ----------------   ----------------   ------------   -------------   -------------
                         (In thousands)         (years)                      (In thousands)
      $ 1.75 - $1.87           135                9.9             $ 1.83             0           $ 0.00
         1.87 - 2.13         1,559                9.6               2.13             0             0.00
          2.38 -3.14           209                7.8               2.93            44             2.75
         3.19 - 3.19         1,929                7.7               3.19           829             3.19
        3.25 - 12.50         2,594                8.6               4.58           315             5.62
                            ------                                              ------
      $ 1.75 - 12.50         6,426                8.6             $ 3.45         1,188           $ 3.82
                            ======                                              ======

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(11) Business Combinations
     ---------------------

     On May 10, 1999, CompuCom consummated the acquisition of the TASD division of ENTEX Information Services, Inc ("the TASD acquisition"). The total consideration given for the TASD acquisition was approximately $137 million in cash. The TASD acquisition was accounted for as a purchase and accordingly the consolidated financial statements reflect the operations of the acquired entity since the acquisition date.

     The following unaudited pro forma financial information presents the combined results of operations as if the TASD acquisition had occurred as of the beginning of 1998, after giving effect to certain adjustments, including amortization of goodwill, increased financing expense on debt related to the acquisition, and related income tax effects. The pro forma results do not necessarily represent results which would have occurred if the TASD acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                           (in thousands, except per share data)

                                                              1999
                                                              ----
          Revenue                                       $3,572,003

          Net earnings                                  $    4,530

          Diluted earnings per share                    $     0.08



                                                                     (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12)  Related Party Transactions
      --------------------------

     In 1994, CompuCom loaned an officer and director $1,181,250 evidenced by a term note receivable, bearing interest at 6% per annum. The proceeds of the loan were used to purchase shares of the Company's common stock. In addition, in 1998, CompuCom loaned this individual $2,021,875 evidenced by a term note receivable, bearing interest at 5.1% per annum. The loan proceeds were used to exercise stock options. This officer is no longer employed by the Company. In January 2000, the individual transferred 685,635 shares of the Company's common stock to the Company in satisfaction of the two notes receivable plus accrued interest. As a result, CompuCom recorded a non-cash equity transaction of approximately $3.2 million to record treasury stock, at cost.


     In 1997, CompuCom loaned an officer and director $661,251 evidenced by a term note receivable, bearing interest at 6.25% per annum and payable annually. A portion of the loan proceeds were used to exercise stock options. This portion of the loan is included in notes receivable for the sale of stock, while the remainder of the loan is included in Other assets on the Consolidated Balance Sheets at December 31, 2000 and 1999. Principal on the note was due on June 17, 2000. Terms of the note were amended such that principal and accrued interest were due on November 30, 2001. In addition, in 1999, CompuCom loaned this individual $625,950 evidenced by a term note receivable, bearing interest at 5.74%, with both accrued interest and principal due November 30, 2000. A portion of the loan proceeds was used to exercise stock options. This portion of the loan is included in notes receivable for the sale of stock, while the remainder of the loan is included in Other Assets on the Consolidated Balance Sheets at December 31, 2000 and 1999. Terms of the note were amended such that principal and accrued interest were due on November 30, 2001. This officer is no longer employed by the Company. In connection with the severance arrangement with this former officer, CompuCom modified the terms of the original stock option grant and as a result recorded compensation expense of approximately $529,000 which is reflected in general and administrative expense in the Consolidated Statements of Operations for the year ended December 31, 1999. In February 2001, the individual transferred 473,418 shares of CompuCom's common stock to the Company in satisfaction of the notes receivable plus accrued interest.

     In 1998, CompuCom loaned an officer and director $796,875 evidenced by a term note receivable, bearing interest at 4.33% per annum, with both accrued interest and principal due December 31, 2000. The loan proceeds were used to exercise stock options and are included in notes receivable for the sale of stock on the Consolidated Balance Sheets at December 31, 2000 and 1999. This officer is no longer employed by the Company. In February 2001, the individual transferred 272,472 shares of the Company's common stock to CompuCom in satisfaction of the note receivable plus accrued interest.

     All of the loans were full recourse loans. In addition, CompuCom retained physical possession of the applicable stock certificates to be held as collateral. As of February 2001, there were no loans outstanding to any current or former officers or directors.

     CompuCom has transactions in the normal course of business with Safeguard or companies affiliated with Safeguard. CompuCom recorded total revenues of approximately $4.2 million, $1.4 million, and $0.6 million in 2000, 1999, and 1998, respectively, with Safeguard and companies affiliated with Safeguard. As of December 31, 2000, Safeguard owned approximately 50% of CompuCom's outstanding common stock. Under a contractual agreement, CompuCom has historically paid Safeguard a fee for providing certain administrative, legal and financial services to the Company. Effective April 1, 2000, that agreement was mutually terminated. General and administrative expenses include charges from Safeguard pertaining to the terminated arrangement of $150,000 in 2000 and $600,000 in 1999 and 1998, respectively. In addition, CompuCom incurred consulting-related expenses of approximately $1.1 million and $3.5 million in 2000 and 1999, respectively, with affiliates of Safeguard.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13)  Other Income, Net
      -----------------

     In September 1999, CompuCom made a minority equity investment of $2.0 million in OPUS360 Corporation ("OPUS"). In April 2000, CompuCom participated in the initial public offering of OPUS, recognizing a pretax gain of approximately $2.0 million from the sale of a portion of its investment in OPUS. In December 2000, CompuCom recorded a $1.0 million impairment charge for its investment in OPUS as such investment was judged to have experienced an other than temporary decline in value. As of December 31, 2000, CompuCom has a remaining investment in OPUS, recorded at fair value, of approximately $0.1 million, which is included in Other assets on the Consolidated Balance Sheets.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(14) Earnings Per Share
     ------------------

     In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per common share have been computed based on net earnings after preferred stock dividend requirements and the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes conversion of dilutive convertible securities into common stock at the later of the beginning of the period or date of issuance and includes the add-back of related dividends, as required. Earnings per common share have been computed as follows (in thousands, except per share amounts):

                                                               Year ended December 31, 2000
                                                       -------------------------------------------
                                                           Income         Shares
                                                        (Numerator)    (Denominator)       EPS
                                                       -------------  ---------------  -----------
     Net earnings                                         $ 5,118
     Less:  Preferred stock dividends                        (900)
                                                          -------
     Basic EPS
     ---------
     Income available to common shareholders                4,218         48,703          $ .09

     Effect of dilutive securities
     -----------------------------
     Stock options                                              -            234
                                                          -------        -------
     Diluted EPS
     -----------
     Income available + assumed conversions               $ 4,218         48,937          $ .09
                                                          =======        =======          =====

                                                               Year ended December 31, 1999
                                                       -------------------------------------------
                                                           Income         Shares
                                                        (Numerator)    (Denominator)       EPS
                                                       -------------  ---------------  -----------
     Net earnings                                         $11,574
     Less:  Preferred stock dividends                        (900)
                                                          -------
     Basic EPS
     ---------
     Income available to common shareholders               10,674         47,657          $ .22

     Effect of dilutive securities
     -----------------------------                              -
     Stock options                                                           617
                                                          -------        -------
     Diluted EPS
     -----------
     Income available + assumed conversions               $10,674         48,274          $ .22
                                                          =======        =======          =====

                                                               Year ended December 31, 1998
                                                       -------------------------------------------
                                                           Income         Shares
                                                        (Numerator)    (Denominator)       EPS
                                                       -------------  ---------------  -----------
     Net earnings                                         $   401
     Less:  Preferred stock dividends                        (900)
                                                          -------
     Basic EPS
     ---------
     Income available to common shareholders                 (499)        46,346          $(.01)
                                                          =======
     Diluted EPS
     -----------
     Income available + assumed conversions               $  (499)       $46,346          $(.01)
                                                          =======        =======          =====

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

         CompuCom has excluded from its calculations of diluted earnings per share 7,179,193 shares in 2000, 3,453,249 shares in 1999, and
         4,239,657 shares in 1998, as they are considered anti-dilutive.

(15)     Leases
         ------

         The Company has noncancelable operating leases for facilities and equipment, which expire at various dates from 2001 to 2006, with the exception of the operating lease on the Company's headquarters facility, which expires in 2019. Total rental expense for operating leases was $12.1 million, $10.4 million, and $11.2 million in 2000, 1999, and 1998, respectively. Future minimum lease payments under noncancelable operating leases as of December 31, 2000 are: $9.2 million - 2001; $9.0 million - 2002; $8.6 million - 2003; $6.4 million
         - 2004; $4.3 million - 2005; and $51.9 million - thereafter. These future minimum lease payments include the remaining obligations under leases that are being abandoned as part of the restructuring (the "Restructuring Leases"). The future minimum lease payments of the Restructuring Leases are $0.4 million - 2001; $0.5 million - 2002; $0.4 million - 2003; $0.3 million - 2004; and $0.1 million - 2005.

(16)     Savings Plan
         ------------

         The Company modified its defined contribution plan (401(k) Matched Savings Plan) ("the Plan") in 1999. Previously, the Plan covered substantially all employees who had completed at least six months of qualifying service and allowed participant contributions in an amount between 1% and 10% of their eligible compensation. The modified Plan allows employees to participate in the Plan on the first day of employment and contribute up to 15% of eligible compensation. The Company matches 50% of each participant's qualifying contribution up to 4% of compensation, and an additional 25% of the next 2% of the participant's qualifying contributions. Amounts expensed relating to the Plan were $2.3 million, $2.6 million, and $2.4 million in 2000, 1999, and 1998, respectively.

                                                                     (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(17) Quarterly Financial Data (Unaudited)
     ------------------------------------

                                                            1st              2nd              3rd               4th
                                                          Quarter          Quarter          Quarter           Quarter
                                                         ---------        ---------        ---------         ---------
                                                                    (in thousands, except per share amounts)
     2000
         Revenue:
             Product                                     $ 511,645        $ 637,460        $ 656,383         $ 633,618
             Service                                        64,066           64,151           68,493            74,821
                                                         ---------        ---------        ---------         ---------
             Total revenue                                 575,711          701,611          724,876           708,439
         Gross margin:
             Product                                        35,518           48,622           51,979            48,857
             Service                                        18,956           20,378           27,287            32,623
                                                         ---------        ---------        ---------         ---------
             Total gross margin                             54,474           69,000           79,266            81,480

         Net earnings (loss)                             $ (10,261) (1)   $   2,594 (2)    $   5,100         $   7,685 (3)
         Earnings (loss) per common share:
             Basic                                            (.22) (1)         .05 (2)          .10               .15 (3)
             Diluted                                          (.22) (1)         .05 (2)          .10               .15 (3)

         (1)  Includes after-tax restructuring charges designed to reduce the
              Company's cost structure of $3.1 million or $.06 per share
         (2)  Includes after-tax gain on sale of marketable securities of $1.2 million or $.02 per share
         (3) Includes after-tax loss on write-down of marketable securities of $0.6 million or $.01 per share

                                                            1st              2nd              3rd               4th
                                                          Quarter           Quarter          Quarter          Quarter
                                                         ---------         ---------        ---------        ---------
                                                                    (in thousands, except per share amounts)
     1999
         Revenue:
            Product                                      $427,412          $739,174         $819,625         $662,130
            Service                                        68,557            74,206           83,151           74,191
            Other                                           3,471               346                -                -
                                                         --------          ---------        --------         --------
            Total revenue                                 499,440           813,726          902,776          736,321
         Gross margin:
            Product                                        32,993            57,148           67,037           58,988
            Service                                        23,321            25,238           29,049           23,576
            Other                                           1,602               117                -                -
                                                         --------          ---------        --------         --------
            Total gross margin                             57,916            82,503           96,086           82,564

         Net earnings (loss)                             $ (2,289)         $  2,522         $  6,508         $  4,833
         Earnings (loss) per common share:
            Basic                                           (0.05)             0.05             0.13             0.10
            Diluted                                         (0.05)             0.05             0.13             0.10

                                                                     (continued)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(18)  Contingencies
      -------------

           CompuCom is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on its consolidated financial position or results of operations, taken as a whole.

(19)  Subsequent Event
      ----------------

           On January 10, 2001, CompuCom purchased certain assets of MicroAge Technology Services, L.L.C. ("MTS", or "the MTS acquisition") pursuant to the terms of the Purchase Agreement dated as of December 22, 2000 (the "Purchase Agreement") entered into by and among CompuCom, MTS and MicroAge, Inc., the parent of MTS. Under the terms of the Purchase Agreement, CompuCom purchased certain assets including trade and vendor accounts receivable, inventory and prepaid assets for approximately $81 million in cash, subject to certain post-closing adjustments. These assets were used by MTS primarily in its business as a systems integrator of personal computer products.

           The following unaudited pro forma financial information presents the combined results of operations as if the MTS acquisition had occurred as of the beginning of 2000, after giving effect to certain adjustments, including amortization of goodwill, increased financing expense on debt related to the acquisition and related income tax effects. The MTS acquisition is being accounted for as a purchase. Accordingly, the pro forma results for 2000 include assumptions as to the allocation of the purchase price to identifiable assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. The pro forma results do not necessarily represent results which would have occurred if the MTS acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.


                                           (in thousands, except per share data)
                                                             2000
                                                             ----

      Revenue                                            $3,811,065

      Loss before extraordinary loss                     $  (34,940)

      Diluted loss per share before extraordinary loss   $    (0.74)

                                  Schedule II

                       Valuation and Qualifying Accounts

                  Years ended December 31, 2000, 1999 and 1998

                                 (In thousands)

                                      Balance at    Charged to             Balance at
                                     Beginning of   Costs and                End of
        Description                    Period        Expenses  Charge-offs   Period
---------------------------------    ------------  ----------- ------------ ----------
Trade receivables-
  Allowance for doubtful accounts

            1998                       $2,672         1,856       1,021        $3,507

            1999                       $3,507         2,344         756        $5,095

            2000                       $5,095         2,800       4,357        $3,538

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CompuCom Systems, Inc.

By: /s/ M. Lazane Smith
   -------------------------------
M. Lazane Smith
Senior Vice President, Finance, Chief Financial
Officer (Chief Accounting Officer), Secretary and Director

Dated:   March 23, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:   March 23, 2001

/s/ Harry Wallaesa                      /s/ Edwin L. Harper
---------------------------             ------------------------------
Harry Wallaesa                           Edwin L. Harper
Chairman of the Board and Director       Director

/s/ J. Edward Coleman                   /s/ Delbert W. Johnson
---------------------------             ------------------------------
J. Edward Coleman                        Delbert W. Johnson
President, Chief Executive Officer       Director
And Director

/s/ Michael J. Emmi                      /s/ John D. Loewenburg
---------------------------             ------------------------------
Michael J. Emmi                          John D. Loewenburg
Director                                 Director

/s/ Richard F. Ford                     /s/ Warren V. Musser
---------------------------             ------------------------------
Richard F. Ford                          Warren V. Musser
Director                                 Director

                                        /s/ Anthony J. Paoni
                                        ------------------------------
                                         Anthony J. Paoni
                                         Director


                                        /s/ Edward N. Patrone
                                        ------------------------------
                                         Edward N. Patrone
                                         Director

                                        /s/ M. Lazane Smith
                                        ------------------------------
                                         M. Lazane Smith
                                         Director