Form 10-Q
period 2001-03-31
COMPUCOM SYSTEMS INC
filed 2001-05-15
CIK 736291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the three months ended March 31, 2001         Commission File Number 0-14371
-----------------------------------------         ------------------------------


                            COMPUCOM SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                 Delaware                                     38-2363156
      -------------------------------                 -------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification Number)

         7171 Forest Lane, Dallas, TX                            75230
      -------------------------------                 -------------------------
      (Address of principal executive offices)                 (Zip Code)

 Registrant's telephone number, including area code:         (972) 856-3600



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
    ---           ---


The number of shares of the Registrant's common stock outstanding as of May 11, 2001 was 49,205,638 shares.


--------------------------------------------------------------------------------

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                     Index


PART I.    FINANCIAL INFORMATION                                         Page
-------    ---------------------                                         ----

Item 1.    Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets
             March 31, 2001 and December 31, 2000                          3

           Condensed Consolidated Statements of Operations
             Three months ended March 31, 2001 and 2000                    4

           Condensed Consolidated Statements of Cash Flows
             Three months ended March 31, 2001 and 2000                    5

           Notes to Condensed Consolidated Financial Statements            6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    12

Item 3.    Quantitative and Qualitative Disclosure About Market Risk      16


PART II.   OTHER INFORMATION
--------   -----------------

Item 6.    Exhibits and Reports on Form 8-K                               17

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (unaudited)

                                                             March 31,   December 31,
                                                               2001         2000
                                                             ---------    ---------
                             Assets
                             ------
Current assets:
    Cash and cash equivalents                                $  62,079    $  14,857
    Receivables                                                186,342      224,639
    Inventories                                                 64,235       77,207
    Other                                                        5,837        7,626
                                                             ---------    ---------
         Total current assets                                  318,493      324,329

Property and equipment, net                                     27,491       24,304

Cost in excess of fair value of tangible net assets
    purchased, less accumulated amortization                    74,942       77,721
Other non-current assets                                         9,923       10,006
                                                             ---------    ---------

                                                             $ 430,849    $ 436,360
                                                             =========    =========

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
    Accounts payable                                         $ 118,484    $ 112,485
    Accrued liabilities                                         82,170       94,323
                                                             ---------    ---------
         Total current liabilities                             200,654      206,808

Stockholders' equity:
    Preferred stock                                             15,000       15,000
    Common stock                                                   492          492
    Additional paid-in capital                                  75,354       75,354
    Retained earnings                                          144,918      143,370
    Treasury stock                                              (5,569)      (3,160)
    Notes receivable for the sale of stock                           -       (1,504)
                                                             ---------    ---------
         Total stockholders' equity                            230,195      229,552
                                                             ---------    ---------

                                                             $ 430,849    $ 436,360
                                                             =========    =========


See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (unaudited)


                                       Three months ended
                                            March 31,
                                        2001        2000
                                      ---------   ---------

Revenue:
  Product                             $ 482,361   $ 511,645
  Service                                71,927      64,066
                                      ---------   ---------
    Total revenue                       554,288     575,711
                                      ---------   ---------

Cost of revenue:
  Product                               440,271     476,127
  Service                                48,334      45,110
                                      ---------   ---------
    Total cost of revenue               488,605     521,237
                                      ---------   ---------

      Gross margin                       65,683      54,474

Operating expenses:
  Selling                                19,549      23,298
  Service                                13,570      11,397
  General and administrative             22,211      21,781
  Depreciation and amortization           5,669       5,666
  Restructuring charges                       -       5,169
                                      ---------   ---------
    Total operating expenses             60,999      67,311
                                      ---------   ---------

Earnings (loss) from operations           4,684     (12,837)

Financing expenses                        1,729       4,265
                                      ---------   ---------
Earnings (loss) before income taxes       2,955     (17,102)

Income taxes (benefit)                    1,182      (6,841)
                                      ---------   ---------

Net earnings (loss)                   $   1,773   $ (10,261)
                                      =========   =========

Earnings (loss) per common share:
    Basic                                  $.03       $(.22)
    Diluted                                $.03       $(.22)

Average common shares outstanding:
    Basic                                49,206      48,275
    Diluted                              49,368      48,275


See accompanying notes to condensed consolidated financial statements.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                              Three months ended March 31,
                                                                                2001               2000
                                                                             ---------          ---------
Cash flows from operating activities:
    Net earnings (loss)                                                      $   1,773          $ (10,261)
    Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                           5,669              5,666
         Restructuring charges                                                       -              5,169
         Deferred income taxes                                                    (624)            (1,856)
         Changes in assets and liabilities, excluding effects from
         acquisition:
           Receivables                                                         108,808             11,423
           Inventories                                                          26,101             28,843
           Other current assets                                                   (367)               701
           Accounts payable                                                      8,441            (46,127)
           Accrued liabilities and other                                       (16,133)           (20,876)
                                                                             ---------          ---------
              Net cash provided by (used in) operating activities              133,668            (27,318)
                                                                             ---------          ---------

Cash flows from investing activities:
    Capital expenditures                                                        (6,912)            (1,837)
    Business acquisition                                                       (79,309)                 -
                                                                             ---------          ---------
              Net cash used in investing activities                            (86,221)            (1,837)
                                                                             ---------          ---------

Cash flows from financing activities:
    Borrowings under revolver                                                    8,000            258,700
    Repayment of revolver                                                       (8,000)          (240,300)
    Issuance of common stock                                                         -              1,595
    Preferred stock dividend                                                      (225)              (225)
                                                                             ---------          ---------
              Net cash provided by (used in) financing activities                 (225)            19,770
                                                                             ---------          ---------

Net increase (decrease) in cash and cash equivalents                            47,222             (9,385)
Cash and cash equivalents at beginning of period                                14,857             14,060
                                                                             ---------          ---------
Cash and cash equivalents at end of period                                   $  62,079          $   4,675
                                                                             =========          =========

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
                                  (unaudited)

(1)  General
     -------

     These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the 2000 Annual Report on Form 10-K for CompuCom Systems, Inc. ("CompuCom" or "the Company"). The information furnished is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are in the opinion of management necessary for a fair presentation of the results for these interim periods. Interim results are not necessarily indicative of results expected for the full year.

(2)  Contingencies
     -------------

     CompuCom is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on CompuCom's consolidated financial position and results of operations, taken as a whole.

(3)  Earnings per share
     ------------------

     Basic earnings (loss) per common share have been computed based on net earnings (loss) after preferred stock dividend requirements and the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share assumes conversion of dilutive convertible securities into common stock at the later of the beginning of the period or date of issuance and includes the add-back of related dividends, as required. Diluted earnings per common share also assumes the exercise of all options with an exercise price below the average market price of the Company's stock, at the later of the beginning of the period or date of issuance, regardless of whether the options are vested or not. Earnings (loss) per common share have been computed as follows (in thousands, except per share amounts):


                                                                  Three months ended March 31, 2001
                                                          -------------------------------------------
                                                            Earnings            Shares
                                                           (Numerator)      (Denominator)       EPS
                                                          -------------    ---------------    -------
Net earnings                                                    $ 1,773
Less:  Preferred stock dividends                                   (225)
                                                          -------------

Basic EPS
---------
Earnings available to common shareholders
                                                                  1,548             49,206       $.03

Effect of dilutive securities
-----------------------------
Stock options                                                                           55
Employee stock purchase plan                                                           107
                                                          -------------    ---------------

Diluted EPS
-----------
Earnings available + assumed conversions                        $ 1,548             49,368       $.03
                                                          =============    ===============    =======

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
                                  (unaudited)


                                           Three months ended March 31, 2000
                                      -----------------------------------------
                                          Loss            Shares
                                       (Numerator)     (Denominator)      EPS
                                      -------------   ---------------   -------

Net loss                                $ (10,261)
Less:  Preferred stock dividends             (225)
                                      -------------
Basic and diluted EPS
---------------------
Loss available to common shareholders   $ (10,486)           48,275     $ (.22)
                                      =============   ===============   =======


   CompuCom has excluded 6,992,059 and 7,028,038 shares from its calculations of diluted earnings per share for the three months ended March 31, 2001 and 2000, respectively, as they are considered anti-dilutive.

(4)  Business Combinations
     ---------------------

     On January 10, 2001, CompuCom purchased certain assets of MicroAge Technology Services, L.L.C. ("MTS", or "the MTS acquisition"). The assets were purchased out of bankruptcy court and primarily consisted of trade accounts receivable as well as vendor accounts receivable and inventory. The purchase price of approximately $79 million (after post-closing adjustments) was financed using available cash. The purchased assets were used by MTS primarily in its business as a systems integrator of personal computer products. As part of the MTS acquisition, the Company also hired certain of MTS' national sales force, technical service personnel and administrative personnel. The business combination is being accounted for as a purchase and accordingly the condensed consolidated financial statements reflect the operations of the acquired entity since the acquisition date. The Company has not completed the allocation of the purchase price for this acquisition. Therefore, the allocation of the purchase price could be adjusted once the valuation of the assets acquired and liabilities assumed is completed.

     The following unaudited pro forma financial information presents the combined results of operations as if the MTS acquisition had occurred as of the beginning of 2000, after giving effect to certain adjustments, including amortization of goodwill, increased financing expense on debt assumed to have been incurred in relation to the acquisition, and related income tax effects. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                        (in thousands, except per share data)

                                                    Three Months Ended
                                                      March 31, 2000
                                                      --------------

Revenue                                               $  926,900

Loss before extraordinary loss                        $ (19,309)

Diluted loss per share before extraordinary loss         ($0.40)

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
                                  (unaudited)

(5)  Restructuring Charges
     ---------------------

     During the first quarter of 2000, CompuCom effected a restructuring plan designed to reduce the Company's cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office sites, and reducing CompuCom's workforce. As a result, the Company recorded a restructuring charge of $5.2 million in the first quarter of 2000. The $5.2 million charge is reflected as a separate line of operating expense in CompuCom's Condensed Consolidated Statement of Operations. The following table provides a summary, by category, and rollforward of the changes in this restructuring accrual for the three months ended March 31, 2001:

                                                             (in thousands)
                                                             --------------
                                                 Accrual at      Cash     Accrual at
                                                 12/31/00      Payments    3/31/01
                                                 -----------------------------------
     Lease termination costs                     $ 1,770      $ (101)     $ 1,669
     Employee severance and related benefits          10         (10)           -
                                                 -----------------------------------
     Total                                       $ 1,780      $ (111)     $ 1,669
                                                 ===================================


     The remaining accrual at March 31, 2001 is reflected in Accrued liabilities on CompuCom's Condensed Consolidated Balance Sheet and relates to two leases for the office sites that have not been terminated, one of which has not been sublet.

     During the fourth quarter of 1998, CompuCom recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets, as well as employee severance and benefits related to a reduction in workforce. The following table provides a summary by category and rollforward of the changes in this restructuring accrual for the three months ended March 31, 2001:

                                                             (in thousands)
                                                             --------------
                                                 Accrual at      Cash     Accrual at
                                                 12/31/00      Payments    3/31/01
                                                 -----------------------------------
     Lease termination costs                     $ 710        $ (81)      $ 629
                                                 ===================================

     The Company believes the restructuring accruals are adequate. Differences, if any, between the estimated amounts accrued and actual amounts paid will be reflected in operating expenses in future periods.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
                                  (unaudited)


(6)  Segment Information
     -------------------

     CompuCom defines its operations as two distinct businesses - 1) sales of personal computer-related products ("product"), which includes desktop, networking and mobile computing products, as well as peripherals and software and 2) services ("service"), which is primarily derived from all aspects of desktop outsourcing, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, and services provided in support of certain manufacturers' direct fulfillment initiatives. ClientLink, Inc. ("ClientLink"), a majority-owned subsidiary of the company until April 1999, provided customized application programming services and was previously defined as a third distinct business. In April 1999, ClientLink was merged with E-Certify Corporation ("E-Certify"). The combined operations of ClientLink and E-Certify are conducted under the name E-Certify, Inc. Compucom has recorded its minority investment in E-Certify, Inc. at the net carrying amount of its investment in ClientLink and is accounting for the ongoing operations of E-Certify, Inc. using the equity method. CompuCom's investment is included in Other non-current assets on the Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.

     CompuCom measures segment earnings as operating earnings, defined as income before restructuring charges, financing expenses and income taxes. All significant inter-segment activity, if any, has been eliminated. Total assets are the assets owned or allocated to each segment. Assets included in the "Other" column include all assets not specifically allocated to a segment, primarily consisting of cash and cash equivalents, cost in excess of fair value of tangible net assets purchased, property and equipment, and other non-current assets. CompuCom's equity in earnings (loss) from investments is reflected in the "Other" column for the three months ended March 31, 2001 and 2000.

Quarter ended March 31, 2001           Product        Service        Other             Total
------------------------------        ---------       --------     ---------         ---------
(in thousands)
Operating Results:

  Revenues                            $ 482,361       $ 71,927     $       -         $ 554,288

  Gross margin                           42,090         23,593             -            65,683

  Operating earnings (loss)                (891)         5,605           (30)            4,684

  Financing expense                                                                     (1,729)
                                                                                     ---------
  Earnings before income taxes                                                       $   2,955
                                                                                     ---------
Total assets                          $ 214,250       $ 37,696     $ 178,903         $ 430,849
                                      ---------       --------     ---------         ---------

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
                                  (unaudited)


Quarter ended March 31, 2000           Product        Service        Other             Total
------------------------------        ---------       --------     ---------         ---------
(in thousands)
Operating Results:

  Revenues                            $ 511,645       $ 64,066     $       -         $ 575,711

  Gross margin                           35,518         18,956             -            54,474

  Operating earnings (loss)
    excluding restructuring charges     (10,552)         3,254          (370)           (7,668)

  Restructuring charge                                                                  (5,169)

  Financing expense                                                                     (4,265)
                                                                                     ---------
  Loss before income taxes                                                           $ (17,102)
                                                                                     =========
Total assets                          $ 258,673       $ 35,954     $ 148,106         $ 442,733
                                      ---------       --------     ---------         ---------

(7)  Financing Arrangements
     ----------------------

     CompuCom has financing arrangements which total $250 million, consisting of a $150 million receivable securitization facility ("Securitization") and a $100 million working capital facility ("Revolver").

     The Securitization's pricing is based on a designated short-term interest rate plus an agreed upon spread. CompuCom has an agreement with two financial institutions that allows it to sell, at a discount, an interest in a portion of its trade accounts receivable ("receivables") to each such financial institution. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," CompuCom has recorded these transactions as sales of accounts receivable. Amounts outstanding as sold receivables as of March 31, 2001 consisted of two certificates totaling $123 million, one certificate for $103 million with an April 2002 maturity date and one certificate for $20 million with an October 2003 maturity date.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
                                  (unaudited)


     The Revolver, which matures in May 2002, bears interest at LIBOR plus an agreed-upon spread and is secured by a lien on CompuCom's assets. Availability under the Revolver is subject to a borrowing base calculation. As of March 31, 2001, availability under the Revolver was approximately $61 million. No amount was outstanding under the Revolver as of March 31, 2001.

     Both the Securitization and the Revolver are subject to CompuCom's compliance with selected financial covenants and ratios.

(8)  Related-Party Transactions
     --------------------------

     In February 2001, two former officers and directors of CompuCom transferred 745,890 shares of the Company's common stock to CompuCom in satisfaction of notes receivable plus accrued interest. The number of shares transferred was based on the closing stock price of CompuCom's common stock on the date of the transaction. As a result, CompuCom recorded non-cash equity transactions of $2.4 million to record treasury stock, at cost.

(9)  Reclassifications
     -----------------

     Certain prior period amounts have been reclassified to conform to the current period presentation.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                 March 31, 2001

Results of Operations
---------------------

The following table shows CompuCom's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, income taxes (benefit) and net earnings (loss) are shown as a percentage of total revenue for the three months ended March 31, 2001 and 2000:

                                                     Three months ended
                                               March 31,            March 31,
                                                 2001                 2000
                                          ----------------    -----------------
  Revenue:
    Product                                      $ 482,361            $ 511,645
    Service                                         71,927               64,066
                                          ----------------    -----------------
      Total revenue                              $ 554,288            $ 575,711
                                          ================    =================

  Gross margin:
    Product                                      $  42,090            $  35,518
    Service                                         23,593               18,956
                                          ----------------    -----------------
      Total gross margin                         $  65,683            $  54,474
                                          ================    =================

  Gross margin percentage:
    Product                                           8.7%                 6.9%
    Service                                          32.8%                29.6%
                                          ----------------    -----------------
      Total gross margin percentage                  11.8%                 9.5%

  Operating expenses:
    Selling                                           3.5%                 4.0%
    Service                                           2.5%                 2.0%
    General and administrative                        4.0%                 3.8%
    Depreciation and amortization                     1.0%                 1.0%
    Restructuring charges                                -                 0.9%
                                          ----------------    -----------------
      Total operating expenses                       11.0%                11.7%
                                          ----------------    -----------------

  Earnings (loss) from operations                     0.8%               (2.2%)

  Financing expenses                                  0.3%                 0.8%
                                          ----------------    -----------------
  Earnings (loss) before income taxes                 0.5%               (3.0%)

  Income taxes (benefit)                              0.2%               (1.2%)
                                          ----------------    -----------------

  Net earnings (loss)                                 0.3%               (1.8%)
                                          ================    =================

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

MTS Acquisition
---------------

On January 10, 2001, CompuCom purchased certain assets of MicroAge Technology Services, L.L.C. ("MTS", or "the MTS acquisition"). The assets were purchased out of bankruptcy court and primarily consisted of trade accounts receivable as well as vendor accounts receivable and inventory. The purchase price of approximately $79 million (after post-closing adjustments) was financed using available cash. The purchased assets were used by MTS primarily in its business as a systems integrator of personal computer products. As part of the MTS acquisition, the Company also hired certain of MTS' national sales force, technical service personnel and administrative personnel.

Comparison of the Quarter Ended March 31, 2001 to the Quarter Ended March 31,
-----------------------------------------------------------------------------
2000
----

  Product revenue, which is primarily derived from the sale of desktop, networking, and mobile computing products, as well as peripherals and software to corporate clients, decreased 5.7% to $482.4 million in the first quarter of 2001 from $511.6 million in the first quarter of 2000. CompuCom believes the decline in product revenue can be attributed to a general market weakness in demand for personal computer products, as well as continued pressure from manufacturer direct selling and fulfillment strategies. These factors were partially offset by additional product revenue generated as a result of the MTS acquisition. Product gross margin as a percentage of product revenue for the first quarter of 2001 was 8.7% compared to 6.9% for the first quarter of 2000. This increase is primarily due to an increase in the amount of manufacturer volume incentives and certain operational efficiencies. CompuCom expects to experience competitive pressure on both product revenue and product gross margin, the result of which may be to report lower product revenue and related product gross margin when compared to the comparable prior year period.

  Service revenue increased 12.3% to $71.9 million for the first quarter of 2001 from $64.1 million for the first quarter of 2000. Service revenue is primarily derived from all aspects of desktop outsourcing, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, and services provided in support of certain manufacturers' direct fulfillment initiatives. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increase in service revenue was primarily due to increased revenue related to field engineering and services provided in support of certain manufacturers' direct fulfillment objectives. The majority of the increased field engineering revenue was a result of the MTS acquisition. These increases were partially offset by declines in service revenue due to lower demand for the Company's consulting services. Service gross margin as a percentage of service revenue for the quarter ended March 31, 2001 was 32.8% compared to 29.6% for the same period in 2000. The increase in service gross margin was due primarily to improvements in the management and utilization of service-related resources. CompuCom expects to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period.

  Selling expense decreased $3.7 million for the three months ended March 31, 2001 as compared to the same period in the prior year. Selling expense as a percentage of revenue declined to 3.5% for the three months ended March 31, 2001 from 4.0% for the same period a year ago. The Company attributes this decrease primarily to its own cost management efforts relative to personnel and infrastructure, partially offset by increased selling expense as a result of the MTS acquisition.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


  Service expense increased $2.2 million for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of revenue, service expense increased to 2.5% for the three months ended March 31, 2001 from 2.0% for the same period a year ago. The increase is due primarily to personnel costs and investments in the service infrastructure associated with supporting the service business, as well as costs associated with the MTS acquisition.

  General and administrative expense increased slightly to $22.2 million for the quarter ended March 31, 2001 from $21.8 million for the same period in the prior year. General and administrative expense increased as a percentage of revenue from 3.8% to 4.0% for the comparable period due primarily to the decline in total revenue for the three months ended March 31, 2001 as compared to the same period in 2000, as well as costs associated with the MTS acquisition. The relatively flat levels of general and administrative expense are reflective of the Company's ongoing focus on cost management measures. CompuCom's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset certain expenses incurred.

  Depreciation and amortization expense was essentially flat for the three months ended March 31, 2001, both in absolute dollars and as a percentage of revenue, as compared to the same period in 2000.

  During the first quarter of 2000, the CompuCom effected a restructuring plan designed to reduce the Company's cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office sites, and reducing the Company's workforce. As a result, the Company recorded a restructuring charge of $5.2 million in the first quarter of 2000.

  Financing expense decreased to $1.7 million for the quarter ended March 31, 2001 from $4.3 million for the same period in the prior year. As a percentage of revenue, financing expense declined to 0.3% for the three months ended March 31, 2001 from 0.8% for the same period a year ago. The decrease in financing expense is primarily due to CompuCom's improved management of working capital resulting in lower financing levels in the first quarter of 2001, as compared to the first quarter of 2000. The decline in financing expense was partially offset by the effect of slightly higher effective interest rates in the first quarter of 2001 as compared to the first quarter of 2000, as well as the impact of lower interest income in the first quarter of 2001 due to financing the MTS acquisition with available cash.

  As a result of the factors discussed above, CompuCom recorded net earnings for the quarter ended March 31, 2001 of $1.8 million compared to a net loss of $10.3 million, including an after-tax restructuring charge of $3.1 million, for the same period in 2000.


Liquidity and Capital Resources
-------------------------------

  Working capital at March 31, 2001 was $117.8 million compared to $117.5 million at December 31, 2000. Even though working capital was relatively stable, fluctuations among working capital categories occurred. These included an increase in cash and cash equivalents, offset by decreases in receivables and inventories. The decrease in receivables is primarily due to the decline in first quarter 2001 revenue relative to the fourth quarter of 2000, as the rate of collection remained essentially constant. Partially offsetting the impact of lower revenue levels was a reduction in the amount of receivables utilized under CompuCom's securitization facility and receivables acquired in the MTS acquisition. The decrease in inventories is primarily due to CompuCom's ongoing efforts to minimize risk associated with suppliers' price protection and returns programs by maintaining lower inventory levels, and lower product demand in general.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations

  CompuCom's liquidity continues to be negatively impacted by the dollar volume of certain manufacturers' rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and claim a rebate from the manufacturer to reduce the final cost. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom's initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. These programs are a material factor in CompuCom's financing needs. As of March 31, 2001 and December 31, 2000, CompuCom was owed approximately $41 million and $53 million, respectively, under these vendor rebate programs.

  CompuCom's working capital requirements are generally funded through financing arrangements and internally generated funds. As of March 31, 2001, CompuCom's financing arrangements consisted of a $150 million Securitization and $100 million Revolver. The Securitization pricing is based on a designated short-term interest rate plus an agreed upon spread. As of March 31, 2001, amounts outstanding as sold receivables consisted of two certificates totaling $123 million, one certificate for $103 million with an April 2002 maturity date and one certificate for $20 million with an October 2003 maturity date. The Revolver, which matures in May 2002, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on CompuCom's assets. Availability under the Revolver is subject to a borrowing base calculation. As of March 31, 2001, availability under the Revolver was approximately $61 million. No amount was outstanding under the Revolver as of March 31, 2001. Both the Securitization and the Revolver are subject to CompuCom's compliance with selected financial covenants and ratios.

  CompuCom's business is not capital intensive and capital expenditures in any year normally are not significant in relation to the overall financial position of CompuCom. Generally, the Company's capital expenditures relate to its information technology hardware and software and improvements in its distribution centers. Capital expenditures were $6.9 million for the three months ended March 31, 2001, as compared to $1.8 million for the same period in 2000. This increase was primarily due to system deployments to certain personnel hired as part of the MTS acquisition and upgrades to the Company's technology infrastructure and help desk offerings. During the nine months ended
December 31, 2000, CompuCom recorded $7.5 million in capital expenditures. The Company expects capital expenditures for the remaining nine months of 2001 to be consistent with the comparable prior year period.

Recent Accounting Pronouncements
--------------------------------

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No.133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. The Company has adopted SFAS No. 133 during the current quarter, and has determined there is no significant effect on its financial condition or results of operations.

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

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risks
------------------------------------

     This document contains "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements may be identified by words such as "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions. Although we believe the expectations contained in the forward-looking statements are reasonable, we can give no assurance that the expectations will prove correct. In addition, the forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, strategic investments or one-time events. These forward-looking statements are subject to certain risks and uncertainties and there are a number of factors that could cause actual results to differ materially from those indicated by the forward-looking statements, and as a result could have an adverse impact on our business, financial condition and operating results. These factors include our ability: to grow product and service revenue; to increase consulting revenue; to meet manufacturer's expectations in providing assistance in implementing direct fulfillment initiatives; to find additional ways to leverage costs and reduce costs further; and to continue the improvement in product and service gross margin and our balance sheet. Other factors that could cause actual results to differ include: the impact of competitive pricing and supply; manufacturers' shift to direct fulfillment programs may be more significant than anticipated; changes to manufacturers' pricing, price protection, rebate and incentive programs; short-term interest rate fluctuations; general economic conditions; employee turnover; possible future litigation; the ability to collect accounts receivable and vendor rebates receivable; the impact of certain business and economic factors on the valuation of certain investments in other businesses CompuCom has made or may make; and other uncertainties that may have an impact on future revenue and earnings as well as the risks and uncertainties set forth from time to time in our other public reports and statements, including the risk factors set forth in our Annual Report on Form 10-K. As a result, readers should not place undue reliance on these forward-looking statements.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk
-------  ---------------------------------------------------------

  CompuCom is exposed to interest rate risk primarily through its Securitization and Revolver. CompuCom utilizes its Securitization and Revolver for its working capital and other borrowing needs. If CompuCom's effective interest rate were to increase by 100 basis points (1.00%), CompuCom's annual financing expense would increase by $1.4 million based on the average balances utilized under the Securitization and Revolver during the three months ended March 31, 2001.

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

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits
     --------

       Exhibit
         No.     Description
       -------   -----------

       10.1* Fourth Amendment to Inventory and Working Capital Financing Agreement dated as of January 10, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation

       * Filed on March 26, 2001 as Exhibit 10(ae) to the Company's Annual Report on Form 10-K (No. 000-14371) and incorporated herein by reference.

(b)    Reports on Form 8-K
       -------------------


       1. On January 24, 2001, CompuCom filed a Current Report on Form 8-K to announce its acquisition of certain assets of MicroAge Technology Services, L.L.C.

       2. On March 26, 2001, CompuCom filed a Current Report on Form 8-K/A to amend the Current Report on Form 8-K filed by the Company on January 24, 2001, to announce its acquisition of certain assets of MicroAge Technology Services, L.L.C. The amendment was filed to include financial statements that were not available at the time of filing of the initial report.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             COMPUCOM SYSTEMS, INC.
                                         ------------------------------
                                         (Registrant)




DATE:       May 15  , 2001               /s/ J. Edward Coleman
           ---------                     ------------------------------
                                         J. Edward Coleman,
                                         President and Chief Executive Officer



DATE:       May 15  , 2001               /s/ M. Lazane Smith
           ---------                     ------------------------------
                                         M. Lazane Smith,
                                         Senior Vice President, Finance and
                                         Chief Financial Officer