Form 10-Q
period 2001-06-30
COMPUCOM SYSTEMS INC
filed 2001-08-14
CIK 736291

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the three months ended June 30, 2001          Commission File Number 0-14371
----------------------------------------          ------------------------------


                             COMPUCOM SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                      38-2363156
------------------------------------------  ------------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification Number)

       7171 Forest Lane, Dallas, TX                        75230
------------------------------------------  ------------------------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:         (972) 856-3600
                                                    ----------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
   -----         -----

The number of shares of the Registrant's common stock outstanding as of August 10, 2001 was 48,148,366 shares.

--------------------------------------------------------------------------------

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                     Index


PART I.   FINANCIAL INFORMATION                                              Page
-------   ---------------------                                              ----

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets
           June 30, 2001 and December 31, 2000                                 3

          Condensed Consolidated Statements of Operations
           Three and six months ended June 30, 2001 and 2000                   4

          Condensed Consolidated Statements of Cash Flows
           Six months ended June 30, 2001 and 2000                             5

          Notes to Condensed Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          13

Item 3.   Quantitative and Qualitative Disclosure About Market Risk           20

PART II.  OTHER INFORMATION
--------  -----------------

Item 4.   Submission of Matters to a Vote of Security Holders                 21

Item 6.   Exhibits and Reports on Form 8-K                                    22


                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                 (In thousands)
                                  (unaudited)

                                                                                           June 30,              December 31,
                                                                                             2001                    2000
                                                                                       ---------------         ---------------
                                    Assets
                                    ------

Current assets:
   Cash and cash equivalents                                                                  $112,256                $ 14,857
   Receivables                                                                                 157,468                 224,639
   Inventories                                                                                  39,702                  77,207
   Other                                                                                         3,350                   7,626
                                                                                       ---------------         ---------------
                     Total current assets                                                      312,776                 324,329

Property and equipment, net                                                                     27,625                  24,304

Cost in excess of fair value of tangible net assets
   purchased, less accumulated amortization                                                     72,856                  77,721
Other non-current assets                                                                         9,635                  10,006
                                                                                       ---------------         ---------------
                                                                                              $422,892                $436,360
                                                                                       ===============         ===============

                             Liabilities and Stockholders' Equity
                             ------------------------------------
Current liabilities:
   Accounts payable                                                                           $118,083                $112,485
   Accrued liabilities                                                                          72,399                  94,323
                                                                                       ---------------         ---------------
                     Total current liabilities                                                 190,482                 206,808

Stockholders' equity:
   Preferred stock                                                                              15,000                  15,000
   Common stock                                                                                    495                     492
   Additional paid-in capital                                                                   75,726                  75,354
   Retained earnings                                                                           146,758                 143,370
   Treasury stock                                                                               (5,569)                 (3,160)
   Notes receivable for the sale of stock                                                            -                  (1,504)
                                                                                       ---------------         ---------------
                     Total stockholders' equity                                                232,410                 229,552
                                                                                       ---------------         ---------------

                                                                                              $422,892                $436,360
                                                                                      ================        ================

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
               Three and Six Months Ended June 30, 2001 and 2000
                    (In thousands, except per share amounts)
                                  (unaudited)


                                                               Three months ended                      Six months ended
                                                                     June 30,                              June 30,
                                                             2001               2000                2001                2000
                                                       --------------     --------------      --------------     ---------------
Revenue:
   Product                                                   $419,718           $637,460          $  902,079          $1,149,105
   Service                                                     68,991             64,151             140,918             128,217
                                                       --------------     --------------      --------------     ---------------
                   Total revenue                              488,709            701,611           1,042,997           1,277,322
                                                       --------------     --------------      --------------     ---------------

Cost of revenue:
   Product                                                    381,824            588,838             822,095           1,064,965
   Service                                                     43,410             43,773              91,744              88,883
                                                       --------------     --------------      --------------     ---------------
                   Total cost of revenue                      425,234            632,611             913,839           1,153,848
                                                       --------------     --------------      --------------     ---------------

                              Gross margin                     63,475             69,000             129,158             123,474

Operating expenses:
   Selling                                                     17,553             20,384              37,102              43,682
   Service                                                     13,745             12,995              27,315              24,392
   General and                                                 22,267             24,638              44,478              46,419
   administrative
   Depreciation and amortization                                5,720              5,413              11,389              11,079
   Restructuring charges                                            -                  -                   -               5,169
                                                       --------------     --------------      --------------     ---------------
                   Total operating expenses                    59,285             63,430             120,284             130,741
                                                       --------------     --------------      --------------     ---------------

Earnings (loss) from operations                                 4,190              5,570               8,874              (7,267)

Financing expense                                                (748)            (3,206)             (2,477)             (7,471)
Other income                                                        -              1,958                   -               1,958
                                                       --------------     --------------      --------------     ---------------
Earnings (loss) before income taxes                             3,442              4,322               6,397             (12,780)

Income taxes (benefit)                                          1,377              1,728               2,559              (5,112)
                                                       --------------     --------------      --------------     ---------------

Net earnings (loss)                                          $  2,065           $  2,594          $    3,838          $   (7,668)
                                                       ==============     ==============      ==============     ---------------

Earnings (loss) per common share:
                   Basic                                         $.04               $.05                $.07              ($0.17)
                   Diluted                                       $.04               $.05                $.07              ($0.17)

Average common shares outstanding:
                   Basic                                       47,777             48,657              47,908              48,466
                   Diluted                                     48,205             48,664              48,120              48,466

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (unaudited)

                                                                                         Six months ended June 30,
                                                                                       2001                    2000
                                                                                 ---------------         ----------------
Cash flows from operating activities:
   Net earnings (loss)                                                                  $  3,838                $  (7,668)

   Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                                                        11,389                   11,079
     Deferred income taxes                                                                (1,102)                    (518)
     Restructuring charges                                                                     -                    5,169
     Other income                                                                              -                   (1,958)
     Changes in assets and liabilities, excluding effects from
     acquisition:
      Receivables                                                                        137,767                  (29,654)
      Inventories                                                                         50,634                   13,759
      Other current assets                                                                  (266)                    (251)
      Accounts payable                                                                     8,040                   12,878
      Accrued liabilities and other                                                      (22,717)                 (25,442)
                                                                                 ---------------         ----------------
       Net cash provided by (used in) operating activities                               187,583                  (22,606)
                                                                                 ---------------         ----------------

Cash flows from investing activities:
   Capital expenditures                                                                  (10,800)                  (3,222)
   Business acquisition                                                                  (79,309)                       -
   Proceeds from sale of securities                                                            -                    2,880
   Proceeds from sale of land and building                                                     -                      617

                                                                                 ---------------         ----------------
       Net cash provided by (used in) investing activities                               (90,109)                     275
                                                                                 ---------------         ----------------

Cash flows from financing activities:
   Borrowings under revolver                                                               8,000                  498,900
   Repayment of revolver                                                                  (8,000)                (487,100)
   Issuance of common stock                                                                  375                    1,595
   Preferred stock dividends                                                                (450)                    (450)
                                                                                 ---------------         ----------------
       Net cash provided by (used in) financing activities                                   (75)                  12,945
                                                                                 ---------------         ----------------

Net increase (decrease) in cash and cash equivalents                                      97,399                   (9,386)
Cash and cash equivalents at beginning of period                                          14,857                   14,060
                                                                                 ---------------         ----------------
Cash and cash equivalents at end of period                                              $112,256                $   4,674
                                                                                 ===============         ================

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 June 30, 2001
                                  (unaudited)

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

                                                Three months ended June 30, 2001              Six months ended June 30, 2001
                                         ---------------------------------------------  ------------------------------------------
                                              Earnings            Shares                    Earnings           Shares
                                             (Numerator)       (Denominator)     EPS       (Numerator)      (Denominator)     EPS
                                         ------------------  ----------------  -------  ---------------   ----------------   -----
Net earnings                                        $2,065                                       $3,838
Less:  Preferred stock dividends                      (225)                                        (450)
                                         -----------------                           ------------------

Basic EPS
---------
Earnings available to common stockholders
                                                     1,840           47,777      $.04             3,388           47,908      $.07

Effect of dilutive securities
-----------------------------
Stock options                                                           428                                          212
                                         -----------------   --------------             ---------------   --------------

Diluted EPS
-----------
Earnings available + assumed conversions
                                                    $1,840           48,205      $.04            $3,388           48,120      $.07
                                         =================   ==============    ======   ===============   ==============      ====

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 June 30, 2001
                                  (unaudited)

                                            Three months                                   Six months
                                           ended June 30,                                ended June 30,
                                                2000                                          2000
                                         ------------------------------------------------------------------------------------------
                                              Earnings            Shares                    Earnings           Shares
                                             (Numerator)       (Denominator)     EPS       (Numerator)      (Denominator)      EPS
                                         -----------------   ----------------  -------    --------------  ----------------   ------
Net earnings (loss)                                 $2,594                                   ($   7,668)
Less:  Preferred stock dividends                      (225)                                        (450)
                                         -----------------                           ------------------

Basic EPS
---------
Earnings (loss) available to common
 stockholders                                        2,369           48,657      $.05            (8,118)          48,466     ($ .17)

Effect of dilutive securities
-----------------------------
Stock options                                                             7

Diluted EPS
-----------
Earnings (loss) available + assumed
 conversions                                        $2,369           48,664      $.05         $  (8,118)          48,466     ($ .17)
                                         =================   ==============    ======     =============    =============     ======

      CompuCom has excluded 6,829,001 and 6,931,632 shares from its calculations of diluted earnings per share for the three and six months ended June 30, 2001, respectively, and has excluded 7,546,040 and 7,480,399 shares from its calculations of diluted earnings per share for the three and six months ended June 30, 2000, respectively, as they are considered anti-dilutive.

(4)   Business Combinations
      ---------------------

      On January 10, 2001, CompuCom purchased certain assets of MicroAge Technology Services, L.L.C. ("MTS", or "the MTS acquisition"). The assets were purchased out of bankruptcy court and primarily consisted of trade accounts receivable as well as vendor accounts receivable and inventory. The purchase price of approximately $79 million (after post-closing adjustments) was financed using available cash. The purchased assets were used by MTS primarily in its business as a systems integrator of personal computer products. As part of the MTS acquisition, the Company also hired certain of MTS' national sales force, technical service personnel and administrative personnel. The business combination is being accounted for as a purchase and accordingly, the condensed consolidated financial statements reflect the operations of the acquired entity since the acquisition date. The Company has not completed the allocation of the purchase price for this acquisition. Therefore, the allocation of the purchase price could be adjusted once the valuation of the assets acquired and liabilities assumed is completed.

      The following unaudited pro forma financial information presents the combined results of operations as if the MTS acquisition had occurred as of the beginning of 2000, after giving effect to certain adjustments, including amortization of goodwill, increased financing expense on debt assumed to have been incurred in relation to the acquisition, and related income tax effects. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 June 30, 2001
                                  (unaudited)

                                                                (in thousands, except per share data)

                                                             Three Months Ended           Six Months Ended
                                                                June 30, 2000              June 30, 2000
                                                          -------------------------    ----------------------
Revenue                                                                  $993,682                $1,920,582

Loss before extraordinary loss                                            $(7,705)                $ (27,014)

Diluted loss per share before extraordinary loss                           ($0.16)                   ($0.57)

(5)   Restructuring Charges
      ---------------------

      During the first quarter of 2000, CompuCom effected a restructuring plan designed to reduce the Company's cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office sites, and reducing CompuCom's workforce. As a result, the Company recorded a restructuring charge of $5.2 million in the first quarter of 2000. The $5.2 million charge is reflected as a separate line of operating expense in CompuCom's Condensed Consolidated Statement of Operations. The following table provides a summary, by category, and rollforward of the changes in this restructuring accrual for the six months ended June 30, 2001:

                                                                    (in thousands)
                                                                    --------------
                                                      Accrual at         Cash           Accrual at
                                                       12/31/00        Payments          6/30/01
                                                   ----------------------------------------------

Lease termination costs                                     $1,770           $(197)        $1,573
Employee severance and related benefits                         10             (10)             -
                                                   ----------------------------------------------
Total                                                       $1,780           $(207)        $1,573
                                                   ==============================================


   The remaining accrual at June 30, 2001 is reflected in Accrued liabilities on CompuCom's Condensed Consolidated Balance Sheet and relates to two leases for the office sites that have not been terminated, one of which has not been sublet.

   During the fourth quarter of 1998, CompuCom recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets, as well as employee severance and benefits related to a reduction in workforce. The following table provides a summary by category and rollforward of the changes in this restructuring accrual for the six months ended June 30, 2001:

                                                                       (in thousands)
                                                     --------------------------------------------------
                                                        Accrual at          Cash          Accrual at
                                                         12/31/00         Payments          6/30/01
                                                     --------------------------------------------------
Lease termination costs                                          $710           $(159)             $551
                                                     ==================================================

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 June 30, 2001
                                  (unaudited)

     The remaining accrual at June 30, 2001 is reflected in Accrued liabilities on CompuCom's Condensed Consolidated Balance Sheet and relates to eight leases for the office sites that have not been terminated, three of which have not been sublet.

     The Company believes the restructuring accruals are adequate. Differences, if any, between the estimated amounts accrued and actual amounts paid will be reflected in operating expenses in future periods.

(6)  Segment Information
     -------------------

     CompuCom defines its operations as two distinct businesses - 1) sales of personal computer-related products ("product"), which includes desktop, networking and mobile computing products, as well as peripherals and software and 2) services ("service"), which is primarily derived from all aspects of desktop outsourcing, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting and services provided in support of certain manufacturers' direct fulfillment initiatives. ClientLink, Inc. ("ClientLink"), a majority-owned subsidiary of the Company until April 1999, provided customized application programming services and was previously defined as a third distinct business. In April 1999, ClientLink was merged with E-Certify Corporation ("E-Certify"). The combined operations of ClientLink and E-Certify are conducted under the name E-Certify, Inc. CompuCom has recorded its minority investment in E-Certify, Inc. at the net carrying amount of its investment in ClientLink and is accounting for the ongoing operations of E-Certify, Inc. using the equity method. The amount recorded by CompuCom to reflect the carrying value is based on estimates and its share of the income or loss of E-Certify is based on unaudited financial statements of E-Certify. Adjustments may be required in the future should there be audited financial statements of E-Certify. CompuCom's investment of $3.7 million is included in Other non-current assets on the Condensed Consolidated Balance Sheet as of June 30, 2001.

     CompuCom measures segment earnings as operating earnings, defined as income before restructuring charges, financing expenses and income taxes. All significant inter-segment activity, if any, has been eliminated. Total assets are the assets owned or allocated to each segment. Assets included in the "Other" column include all assets not specifically allocated to a segment, primarily consisting of cash and cash equivalents, cost in excess of fair value of tangible net assets purchased, property and equipment, and other non-current assets. CompuCom's equity in earnings (loss) from investments is reflected in the "Other" column for the three and six months ended June 30, 2001 and 2000.


Quarter ended June 30, 2001               Product        Service               Other                 Total
---------------------------             -----------    ----------            --------           -------------
(in thousands)
Operating Results:

  Revenues                               $419,718          $68,991            $      -              $488,709

  Gross margin                             37,894           25,581                   -                63,475


  Operating earnings (loss)                (3,032)           7,364                (142)                4,190

  Financing expense                                                                                     (748)
                                                                                                ------------

  Earnings before income taxes                                                                      $  3,442
                                                                                                ============

Total assets                             $167,932          $33,972            $220,988              $422,892
                                     ============       ==========        ============          ============

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 June 30, 2001
                                  (unaudited)

Quarter ended June 30, 2000                      Product         Service         Other         Total
-------------------------------------------    ----------       ---------      ---------     ---------
(in thousands)
Operating Results:

  Revenues                                      $637,460          $ 64,151      $      -    $  701,611

  Gross margin                                    48,622            20,378             -        69,000

  Operating earnings (loss)                        2,230             3,777          (437)        5,570

  Financing expense                                                                             (3,206)

  Other income                                                                                   1,958
                                                                                            ----------

  Earnings before income taxes                                                              $    4,322
                                                                                            ==========

Total assets                                    $318,518          $ 31,807      $140,511    $  490,836
                                                ========          ========      ========    ==========


Six Months ended June 30, 2001                   Product         Service         Other         Total
-------------------------------------------     --------        ---------      ---------     ---------
(in thousands)

Operating Results:

  Revenues                                      $902,079          $140,918      $      -    $1,042,997

  Gross margin                                    79,984            49,174             -       129,158

  Operating earnings (loss)                       (3,923)           12,969          (172)        8,874

  Financing expense                                                                             (2,477)
                                                                                            ----------
  Earnings before income taxes                                                              $    6,397
                                                                                            ----------

Total assets                                    $167,932          $ 33,972      $220,988    $  422,892
                                                ========          ========      ========    ==========


                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 June 30, 2001
                                  (unaudited)

Six Months ended June 30, 2000                   Product              Service            Other               Total
----------------------------------------   ----------------       --------------   ---------------    ----------------
(in thousands)
Operating Results:

 Revenues                                        $1,149,105             $128,217          $      -          $1,277,322

 Gross margin                                        84,140               39,334                 -             123,474

 Operating earnings (loss)                           (8,322)               7,031              (807)             (2,098)
  excluding restructuring charges

 Restructuring charges                                                                                          (5,169)

 Financing expense                                                                                              (7,471)

 Other income                                                                                                    1,958
                                                                                                            ----------

 Loss before income taxes                                                                                   $  (12,780)
                                                                                                            ==========

Total assets                                     $  318,518             $ 31,807          $140,511          $  490,836
                                                 ==========             ========          ========          ==========

(7)   Financing Arrangements
      ----------------------

      CompuCom has financing arrangements which total $250 million, consisting of a $150 million receivable securitization facility ("Securitization") and a $100 million working capital facility ("Revolver").

      The Securitization's pricing is based on a designated short-term interest rate plus an agreed upon spread. CompuCom has an agreement with two financial institutions that allows it to sell, at a discount, an interest in a portion of its trade accounts receivable ("receivables") to each such financial institution. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. CompuCom has recorded these transactions as sales of accounts receivable. Amounts outstanding as sold receivables as of June 30, 2001 consisted of two certificates totaling $106 million, one certificate for $56 million with an April 2002 maturity date and one certificate for $50 million with an October 2003 maturity date.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 June 30, 2001
                                  (unaudited)

     The Revolver, which matures in May 2002, bears interest at LIBOR plus an agreed-upon spread and is secured by a lien on CompuCom's assets. Availability under the Revolver is subject to a borrowing base calculation. As of June 30, 2001, availability under the Revolver was approximately $74 million. No amount was outstanding under the Revolver as of June 30, 2001.

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

(9)  Subsequent Event
     ----------------

     On July 16, 2001, CompuCom purchased certain assets and assumed certain liabilities of Excell Data Corporation ("Excell") for approximately $27 million in cash, pursuant to the terms of the Asset Purchase Agreement dated as of July 11, 2001 entered into by and among CompuCom, Excell and Cambridge Technology Partners, Inc., the parent of Excell. The net assets acquired were used by Excell primarily in its business of high-end technical applications development, network infrastructure design and deployment, and worldwide event technical planning and support.

(10) Reclassifications
     -----------------

     Certain prior period amounts have been reclassified to conform to the current period presentation.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                 June 30, 2001

Results of Operations
---------------------

The following table shows CompuCom's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, income taxes (benefit) and net earnings (loss) are shown as a percentage of total revenue for the three and six months ended June 30, 2001 and 2000:

                                                            Three months ended                          Six months ended
                                                      June 30,              June 30,              June 30,               June 30,
                                                       2001                  2000                  2001                  2000
                                                    -----------           -----------          ------------          ------------
Revenue:
   Product                                             $419,718              $637,460            $  902,079            $1,149,105
   Service                                               68,991                64,151               140,918               128,217
                                                    -----------           -----------          ------------          ------------
     Total revenue                                     $488,709              $701,611            $1,042,997            $1,277,322
                                                    ===========           ===========          ============          ============

Gross margin:
   Product                                             $ 37,894              $ 48,622            $   79,984            $   84,140
   Service                                               25,581                20,378                49,174                39,334
                                                    -----------           -----------          ------------          ------------
     Total gross margin                                $ 63,475              $ 69,000            $  129,158            $  123,474
                                                    ===========           ===========          ============          ============

Gross margin percentage:
   Product                                                  9.0%                  7.6%                  8.9%                  7.3%
   Service                                                 37.1%                 31.8%                 34.9%                 30.7%
                                                    -----------           -----------          ------------          ------------
     Total gross margin percentage                         13.0%                  9.8%                 12.4%                  9.7%

Operating expenses:
   Selling                                                  3.6%                  2.9%                  3.5%                  3.4%
   Service                                                  2.8%                  1.8%                  2.6%                  1.9%
   General and administrative                               4.5%                  3.5%                  4.3%                  3.7%
   Depreciation and amortization                            1.2%                  0.8%                  1.1%                  0.9%
   Restructuring charges                                      -                     -                     -                   0.4%
                                                    -----------           -----------          ------------          ------------
     Total operating expenses                              12.1%                  9.0%                 11.5%                 10.3%
                                                    -----------           -----------          ------------          ------------

Earnings (loss) from operations                             0.9%                  0.8%                  0.9%                 (0.6%)

Financing expense                                           0.2%                  0.5%                  0.3%                  0.6%
Other income                                                  -                   0.3%                    -                   0.2%
                                                    -----------           -----------          ------------          ------------
Earnings (loss) before income taxes                         0.7%                  0.6%                  0.6%                 (1.0%)

Income taxes (benefit)                                      0.3%                  0.2%                  0.2%                 (0.4%)
                                                    -----------           -----------          ------------          ------------

Net earnings (loss)                                         0.4%                  0.4%                  0.4%                 (0.6%)
                                                    ===========           ===========          ============          ============

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

Comparison of the Quarter Ended June 30, 2001 to the Quarter Ended June 30, 2000
--------------------------------------------------------------------------------

  Product revenue, which is primarily derived from the sale of desktop, networking, and mobile computing products, as well as peripherals and software-related products to corporate clients, decreased 34.2% to $419.7 million in the second quarter of 2001 from $637.5 million in the second quarter of 2000. On a sequential basis, product revenue declined 13.0% from the first quarter of 2001 to the second quarter of 2001. The product revenue decrease was a result of a decline in units sold and lower average selling prices. CompuCom believes the decline in product revenue can be partially attributed to general economic weakness which has resulted in lower demand for personal computer products primarily by its Fortune 1000 client base. As a result of this economic slowdown, product purchases and IT projects are being delayed, downsized, or cancelled. In addition, product revenue has been negatively impacted by certain clients electing to participate in certain manufacturers' direct fulfillment programs, thereby fulfilling their product requirements directly from the manufacturer. Partially offsetting the decline in product revenue was additional product revenue generated as a result of the MTS acquisition and an increase in software license revenue. Product gross margin as a percentage of product revenue for the second quarter of 2001 was 9.0% compared to 7.6% for the second quarter of 2000 and 8.7% in the first quarter of 2001. This increase was primarily due to a decline in revenue generated by higher volume, lower margin clients, as well as the achievement of other operational efficiencies. Partially offsetting the increase in gross margin was the impact of the increase in lower margin software license revenue. Due to both the general economic environment and competitive conditions, CompuCom expects to continue to experience competitive pressure on both product revenue and product gross margin, the result of which may be to report lower product revenue and related product gross margin when compared to the comparable prior year period and the previous quarter.

  Service revenue increased 7.5% to $69.0 million for the second quarter of 2001 from $64.2 million in the second quarter of 2000 and decreased 4.1% from $71.9 million in the first quarter of 2001. Service revenue is primarily derived from all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, and services provided in support of certain manufacturers' direct fulfillment initiatives. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increase in service revenue was primarily due to increased revenue related to field engineering and help desk outsourcing, the majority of which was related to the MTS acquisition. These increases were partially offset by declines in service revenue due to lower demand for the Company's consulting services and services directly related to the sale of product. Service gross margin as a percentage of service revenue for the quarter ended June 30, 2001 was 37.1% compared to 31.8% for the same period in 2000 and 32.8% for the first quarter of 2001. The increase in service gross margin was due primarily to improvements in the management and utilization of service-related resources. CompuCom expects to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period and the previous quarter.

  Selling expense decreased $2.8 million for the three months ended June 30, 2001 as compared to the same period in the prior year and $2.0 million as compared to the first quarter of 2001. CompuCom attributes this decrease primarily to its own cost management efforts relative to personnel and infrastructure. Selling expense as a percentage of revenue increased to 3.6% for the three months ended June 30, 2001 from 2.9% for the same period a year ago, due primarily to the decline in product revenue for the comparable periods.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


  Service expense increased $0.8 million for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of revenue, service expense increased to 2.8% for the three months ended June 30, 2001 from 1.8% for the same period a year ago. The increase was due primarily to personnel, training costs and investments in the service infrastructure associated with supporting the service business. Contributing to the increase in service expense as a percentage of total revenue was the decline in product revenue.

  General and administrative expense decreased $2.4 million for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease is reflective of the Company's ongoing cost management efforts relative to personnel-related and infrastructure costs. General and administrative expense increased as a percentage of revenue from 3.5% to 4.5% for the comparable periods due primarily to the decline in product revenue. CompuCom's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset certain expenses incurred.

  Depreciation and amortization expense increased $0.3 million from $5.4 million for the quarter ended June 30, 2000 to $5.7 million for the quarter ended June 30, 2001. As a percentage of revenue, depreciation and amortization expense increased from 0.8% to 1.2% during the same periods. The increase is reflective of CompuCom's investment in upgrades to the Company's technology infrastructure.

  Financing expense decreased to $0.7 million for the quarter ended June 30, 2001 from $3.2 million for the same period in the prior year. As a percentage of revenue, financing expense declined to 0.2% for the three months ended June 30, 2001 from 0.5% for the same period a year ago. The decrease in financing expense was primarily due to CompuCom's improved management of working capital, as well as less financing requirements resulting from the decline in product revenue. The decline in financing expense was also due to the effect of higher interest income generated from investing increased available cash as well as slightly lower effective interest rates in the second quarter of 2001 as compared to the second quarter of 2000.

  During the second quarter of 2000, the Company recognized a pretax gain of approximately $2.0 million on the sale of a portion of its investment in OPUS360 Corporation ("OPUS"). The gain was the result of the Company's participation in the initial public offering of OPUS common stock.

  As a result of the factors discussed above, CompuCom recorded net earnings for the quarter ended June 30, 2001 of $2.1 million. This compares to second quarter 2000 net earnings of $1.4 million, excluding an after-tax gain on the sale of investments of $1.2 million.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


Comparison of the Six Months Ended June 30, 2001 to the Six Months Ended June
-----------------------------------------------------------------------------
30, 2000
--------

  Product revenue decreased 21.5% to $902.1 million for the six months ended June 30, 2001 from $1.1 billion for the six months ended June 30, 2000. This decrease is reflective of a decline in units sold and lower average selling prices. CompuCom believes the decline in product revenue can be partially attributed to general economic weakness which has resulted in lower demand for personal computer products primarily by its Fortune 1000 client base. As a result of this economic slowdown, product purchases and IT projects are being delayed, downsized, or cancelled. In addition, product revenue has been negatively impacted by certain clients electing to participate in certain manufacturers' direct fulfillment programs, thereby fulfilling their product requirements directly from the manufacturer. Partially offsetting the decline in product revenue was additional product revenue generated as a result of the MTS acquisition and an increase in software license revenue. Product gross margin as a percentage of product revenue for the six months ended June 30, 2001 was 8.9% compared to 7.3% for the six months ended June 30, 2000. This increase was primarily due to a decline in revenue generated by higher volume, lower margin clients, as well as the achievement of other operational efficiencies. Partially offsetting the increase in gross margin was the impact of the increase in lower margin software license revenue. Due to both the general economic environment and competitive conditions, CompuCom expects to continue to experience competitive pressure on both product revenue and product gross margin, the result of which may be to report lower product revenue and related product gross margin when compared to the comparable prior year period.

  Service revenue increased approximately 9.9% to $140.9 million for the six months ended June 30, 2001 from $128.2 million during the same period of 2000. The increase in service revenue was primarily due to increased revenue related to field engineering and help desk outsourcing, the majority of which was related to the MTS acquisition. This increase was partially offset by declines in service revenue due to lower demand for the Company's consulting services and services directly related to the sale of product. Service gross margin as a percentage of service revenue for the six months ended June 30, 2001 was 34.9% compared to 30.7% for the six months ended June 30, 2000. The increase in service gross margin was due primarily to improvements in the management and utilization of service-related resources. CompuCom expects to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period.

  Selling expense decreased approximately $6.6 million for the six months ended June 30, 2001 as compared to the same prior year period. CompuCom attributes the decrease in selling expense primarily to its own cost management efforts relative to personnel and infrastructure. Selling expense as a percentage of revenue slightly increased to approximately 3.5% of revenue for the six months ended June 30, 2001 from approximately 3.4% for the same prior year period. This increase on a percentage of revenue basis was due to the impact of the decline in product revenue.

  Service expense increased approximately $2.9 million to $27.3 million for the six months ended June 30, 2001 from $24.4 million for the same period in the prior year. As a percentage of revenue, service expense increased to 2.6% for the six months ended June 30, 2001 from 1.9% for the same period in 2000. The increase was due primarily to personnel, training costs and investments in the service infrastructure associated with supporting the service business. Contributing to the increase in service expense as a percentage of total revenue was the decline in product revenue.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

  General and administrative expense decreased to $44.5 million for the six months ended June 30, 2001 from $46.4 million for the same period in the prior year. The decrease is reflective of the Company's ongoing cost management efforts relative to personnel-related and infrastructure costs. General and administrative expense, as a percentage of revenue, increased for the six months ended June 30, 2001 to 4.3% compared to 3.7% for the comparable period of the prior year due primarily to the decline in product revenue. The Company's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

  Depreciation and amortization expense increased slightly for the six months ended June 30, 2001 in absolute dollars and as a percentage of revenue when compared to the same period in 2000. The increase is primarily reflective of CompuCom's investment in assets associated with the MTS acquisition as well as upgrades to the Company's technology infrastructure.

  During the first quarter of 2000, the Company effected a restructuring plan designed to reduce the Company's cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office facilities, and reducing the Company's workforce. As a result, the Company recorded a restructuring charge of $5.2 million in the first quarter of 2000.

  Financing expense decreased to $2.5 million for the six months ended June 30, 2001 from $7.5 million for the same period in the prior year. As a percentage of revenue, financing expense declined to 0.3% for the six months ended June 30, 2001 from 0.6% for the same period a year ago. The decrease in financing expense was primarily due to CompuCom's improved management of working capital as well as less financing requirements resulting from the decline in product revenue. The decline in financing expense was also due to the effect of higher interest income generated from investing increased available cash as well as slightly lower effective interest rates in the second quarter of 2001 as compared to the second quarter of 2000.

  During the second quarter of 2000, the Company recognized a pretax gain of approximately $2.0 million on the sale of a portion of its investment in OPUS360 Corporation ("OPUS"). The gain was the result of the Company's participation in the initial public offering of OPUS common stock.

     As a result of the factors discussed above, CompuCom recorded net earnings for the six months ended June 30, 2001 of $3.8 million. This compares to a net loss of $5.8 million for the six months ended June 30, 2000, excluding an after-tax restructuring charge of $3.1 million and an after-tax gain on the sale of investments of $1.2 million.

Liquidity and Capital Resources
-------------------------------

  Working capital at June 30, 2001 was $122.3 million compared to $117.5 million at December 31, 2000. The slight increase in working capital was a result of large fluctuations among working capital categories. These included an increase in cash and cash equivalents, offset by decreases in receivables and inventories. The decrease in receivables is primarily due to the decline in revenue relative to the fourth quarter of 2000. Partially offsetting the impact of lower revenue levels was a reduction in the amount of receivables utilized under CompuCom's securitization facility. The decrease in inventories is primarily due not only to CompuCom's ongoing efforts to minimize risk associated with suppliers' price protection and returns programs by maintaining lower inventory levels, which resulted in higher inventory turns, but also lower product demand in general.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

  CompuCom's liquidity continues to be negatively impacted by the dollar volume of certain manufacturers' rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and claim a rebate from the manufacturer to reduce the final cost. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom's initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. These programs are a material factor in CompuCom's financing needs. As of June 30, 2001 and December 31, 2000, CompuCom was owed approximately $24 million and $53 million, respectively, under these vendor rebate programs.

  CompuCom's working capital requirements are generally funded through financing arrangements and internally generated funds. As of June 30, 2001, CompuCom's financing arrangements consisted of a $150 million Securitization and $100 million Revolver. The Securitization pricing is based on a designated short-term interest rate plus an agreed upon spread. As of June 30, 2001, amounts outstanding as sold receivables consisted of two certificates totaling $106 million, one certificate for $56 million with an April 2002 maturity date and one certificate for $50 million with an October 2003 maturity date. The Revolver, which matures in May 2002, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on CompuCom's assets. Availability under the Revolver is subject to a borrowing base calculation. As of June 30, 2001, availability under the Revolver was approximately $74 million. No amount was outstanding under the Revolver as of June 30, 2001. Both the Securitization and the Revolver are subject to CompuCom's compliance with selected financial covenants and ratios.

  CompuCom's business is not capital intensive and capital expenditures in any year normally are not significant in relation to the overall financial position of CompuCom. Generally, the Company's capital expenditures relate to its information technology hardware and software and improvements in its distribution centers. Capital expenditures were $10.8 million for the six months ended June 30, 2001, as compared to $3.2 million for the same period in 2000. This increase was primarily due to system deployments to certain personnel hired as part of the MTS acquisition and upgrades to the Company's technology infrastructure and help desk offerings. During the six months ended December 31, 2000, CompuCom recorded $6.1 million in capital expenditures. The Company expects capital expenditures for the remaining six months of 2001 to be comparable with the prior year.

Subsequent Event
----------------

  On July 16, 2001, CompuCom purchased certain assets and assumed certain liabilities of Excell Data Corporation ("Excell") for approximately $27 million in cash, pursuant to the terms of the Asset Purchase Agreement dated as of July 11, 2001 entered into by and among CompuCom, Excell and Cambridge Technology Partners, Inc., the parent of Excell. The net assets acquired were used by Excell primarily in its business of high-end technical applications development, network infrastructure design and deployment, and worldwide event technical planning and support.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

Recent Accounting Pronouncements
--------------------------------

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

  The Company is required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 will become effective January 1, 2002. Because of the extensive effort needed to comply with adopting SFAS No's. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


Forward Looking Statements and Risks
------------------------------------

     This document contains "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements may be identified by words such as "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions. Although we believe the expectations contained in the forward-looking statements are reasonable, we can give no assurance that the expectations will prove correct. In addition, the forward-looking statements do not reflect the potential impact of any future acquisitions or mergers and related integration, dispositions, joint ventures, strategic investments or one-time events. These forward-looking statements are subject to certain risks and uncertainties and there are a number of factors that could cause actual results to differ materially from those indicated by the forward-looking statements, and as a result could have an adverse impact on our business, financial condition and operating results. These factors include our ability: to grow product and service revenue; to increase consulting revenue; to meet manufacturer's expectations in providing assistance in implementing direct fulfillment initiatives; to find additional ways to leverage costs and reduce costs further; to integrate acquired businesses into our operations; to retain key employees of acquired businesses; to accurately value acquired businesses; and to continue the improvement in product and service gross margin and our balance sheet. Other factors that could cause actual results to differ include: the impact of competitive pricing and supply; manufacturers' shift to direct fulfillment programs may be more significant than anticipated; changes to manufacturers' pricing, price protection, rebate and incentive programs; short-term interest rate fluctuations; general economic conditions; employee turnover; possible future litigation; the ability to collect accounts receivable and vendor rebates receivable; the impact of certain business and economic factors on the valuation of certain investments in other businesses CompuCom has made or may make; and other uncertainties that may have an impact on future revenue and earnings as well as the risks and uncertainties set forth from time to time in our other public reports and statements, including the risk factors set forth in our Annual Report on Form 10-K. As a result, readers should not place undue reliance on these forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
-------  ---------------------------------------------------------

  CompuCom is exposed to interest rate risk primarily through its Securitization and Revolver. CompuCom utilizes its Securitization and Revolver for its working capital and other borrowing needs. If CompuCom's effective interest rate were to increase by 100 basis points (1.00%), CompuCom's annual financing expense would increase by $1.3 million based on the average balances utilized under the Securitization and Revolver during the six months ended June 30, 2001.

  Currently, CompuCom does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on May 17, 2001. At the meeting, the stockholders voted in favor of electing as directors the eleven nominees named in the Company's Definitive Proxy Statement dated April 20, 2001. The number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes were as follows:

Election of Directors:
                             For           Withheld / Not Voted
                          ----------       --------------------
J. Edward Coleman         54,830,256             4,707,777
Michael J. Emmi           54,991,214             4,546,819
Richard F. Ford           54,997,950             4,540,083
Edwin L. Harper           54,996,470             4,541,563
Delbert W. Johnson        54,540,318             4,997,715
John D. Loewenberg        54,997,770             4,540,263
Warren V. Musser          54,983,215             4,554,818
Anthony J. Paoni          54,980,450             4,557,583
Edward N. Patrone         54,971,134             4,566,899
M. Lazane Smith           54,825,765             4,712,268
Harry Wallaesa            54,514,075             5,023,958

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits
         --------

         Exhibit
           No.     Description
           ---     -----------

          10.1 Amendment Number 1, dated as of May 17, 2001 to the Series 2000-1 Supplement, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., Lloyds TSB Bank PLC and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association).

          10.2 Amendment Number 2, dated as of May 17, 2001 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999 and as amended by Amendment Number 1, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association).

(b)       Reports on Form 8-K
          -------------------

          No reports on Form 8-K have been filed by the Registrant during the three months ended June 30, 2001.

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



                                             COMPUCOM SYSTEMS, INC.
                                         -------------------------------------
                                         (Registrant)




DATE: August 14, 2001                    /s/ J. Edward Coleman
                                         -------------------------------------
                                         J. Edward Coleman,
                                         President and Chief Executive Officer



DATE: August 14, 2001                    /s/ M. Lazane Smith
                                         -------------------------------------
                                         M. Lazane Smith,
                                         Senior Vice President, Finance and
                                         Chief Financial Officer