Form 10-Q
period 2001-09-30
COMPUCOM SYSTEMS INC
filed 2001-11-14
CIK 736291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the three months ended September 30, 2001     Commission File Number 0-14371
---------------------------------------------     ------------------------------


                            COMPUCOM SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


             Delaware                                          38-2363156
---------------------------------------                  ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

7171 Forest Lane, Dallas, TX                                     75230
----------------------------------------                 ----------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:          (972) 856-3600
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

The number of shares of the Registrant's common stock outstanding as of November 9, 2001 was 48,169,359 shares.


-------------------------------------------------------------------------------

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                     Index

                                                                            Page
PART I.     FINANCIAL INFORMATION                                           ----
-------     ---------------------

Item 1.     Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets
               September 30, 2001 and December 31, 2000                       3

            Condensed Consolidated Statements of Operations
               Three and nine months ended September 30, 2001 and 2000        4

            Condensed Consolidated Statements of Cash Flows
               Nine months ended September 30, 2001 and 2000                  5

            Notes to Condensed Consolidated Financial Statements              6

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     14

Item 3.     Quantitative and Qualitative Disclosure About Market Risk        22



PART II.    OTHER INFORMATION
-------     -----------------

Item 6.     Exhibits and Reports on Form 8-K                                 22

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                (In thousands)
                                  (unaudited)

                                                                               September 30,           December 31,
                                                                                   2001                    2000
                                                                             ------------------      ------------------
                      Assets
                      ------
Current assets:
    Cash and cash equivalents                                                         $100,583                $ 14,857
    Receivables                                                                        144,632                 224,639
    Inventories                                                                         36,217                  77,207
    Other                                                                                3,381                   7,626
                                                                             ------------------      ------------------
         Total current assets                                                          284,813                 324,329

Property and equipment, net                                                             30,503                  24,304

Cost in excess of fair value of tangible net assets
    purchased, less accumulated amortization                                            94,443                  77,721
Other non-current assets                                                                 9,962                  10,006
                                                                             ------------------      ------------------

                                                                                      $419,721                $436,360
                                                                             ==================      ==================

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
    Accounts payable                                                                  $100,904                $112,485
    Accrued liabilities                                                                 85,356                  94,323
                                                                             ------------------      ------------------
         Total current liabilities                                                     186,260                 206,808

Stockholders' equity:
    Preferred stock                                                                     15,000                  15,000
    Common stock                                                                           496                     492
    Additional paid-in capital                                                          75,838                  75,354
    Retained earnings                                                                  147,696                 143,370
    Treasury stock                                                                      (5,569)                 (3,160)
    Notes receivable for the sale of stock                                                   -                  (1,504)
                                                                             ------------------      ------------------
         Total stockholders' equity                                                    233,461                 229,552
                                                                             ------------------      ------------------

                                                                                      $419,721                $436,360
                                                                             ==================      ==================


See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 2001 and 2000
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                   Three months ended                         Nine months ended
                                                      September 30,                             September 30,
                                                 2001               2000                   2001                2000
                                           -----------------   ----------------       ----------------    ---------------
Revenue:
    Product                                       $ 332,877          $ 656,383            $ 1,234,956        $ 1,805,488
    Service                                          71,883             68,493                212,801            196,710
                                           -----------------   ----------------       ----------------    ---------------
      Total revenue                                 404,760            724,876              1,447,757          2,002,198
                                           -----------------   ----------------       ----------------    ---------------

Cost of revenue:
    Product                                         299,792            604,404              1,121,887          1,669,369
    Service                                          45,638             41,206                137,382            130,089
                                           -----------------   ----------------       ----------------    ---------------
      Total cost of revenue                         345,430            645,610              1,259,269          1,799,458
                                           -----------------   ----------------       ----------------    ---------------

         Gross margin                                59,330             79,266                188,488            202,740

Operating expenses:
    Selling                                          14,927             20,831                 52,029             64,513
    Service                                          14,359             12,985                 41,674             37,377
    General and administrative                       22,446             27,358                 66,924             73,777
    Depreciation and amortization                     5,205              5,265                 16,594             16,344
    Restructuring charges                                 -                  -                      -              5,169
                                           -----------------   ----------------       ----------------    ---------------
      Total operating expenses                       56,937             66,439                177,221            197,180
                                           -----------------   ----------------       ----------------    ---------------

Earnings from operations                              2,393             12,827                 11,267              5,560

Financing expense                                      (455)            (4,326)                (2,932)           (11,797)
Other income                                              -                  -                      -              1,958
                                           -----------------   ----------------       ----------------    ---------------
Earnings (loss) before income taxes                   1,938              8,501                  8,335             (4,279)

Income taxes (benefit)                                  776              3,401                  3,335             (1,712)
                                           -----------------   ----------------       ----------------    ---------------

Net earnings (loss)                               $   1,162          $   5,100            $     5,000        $    (2,567)
                                           =================   ================       ================    ===============

Earnings (loss) per common share:
      Basic                                       $     .02          $     .10            $       .09             ($0.07)
      Diluted                                     $     .02          $     .10            $       .09             ($0.07)

Average common shares outstanding:

      Basic                                          48,146             48,909                 47,988             48,615
      Diluted                                        49,355             49,238                 48,557             48,615

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (unaudited)

                                                                               Nine months ended September 30,
                                                                                 2001                   2000
                                                                            ----------------      -----------------
Cash flows from operating activities:

    Net earnings (loss)                                                             $ 5,000              $  (2,567)
    Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                               16,594                 16,344
         Deferred income taxes                                                       (1,856)                  (217)
         Restructuring charges                                                            -                  5,169
         Other income                                                                     -                 (1,958)
         Changes in assets and liabilities, excluding effects from
         acquisitions:
           Receivables                                                              154,199                (34,957)
           Inventories                                                               54,119                 38,894
           Other current assets                                                      (1,552)                 1,194
           Accounts payable                                                          (9,599)               (60,601)
           Accrued liabilities and other                                            (10,126)                (4,487)
                                                                            ----------------      -----------------
              Net cash provided by (used in) operating activities                   206,779                (43,186)
                                                                            ----------------      -----------------

Cash flows from investing activities:

    Capital expenditures                                                            (16,528)                (5,815)
    Business acquisitions, net of cash acquired                                    (104,338)                     -
    Proceeds from sale of securities                                                      -                  2,880
    Proceeds from sale of land and building                                               -                    617
                                                                            ----------------      -----------------
              Net cash used in investing activities                                (120,866)                (2,318)
                                                                            ----------------      -----------------

Cash flows from financing activities:

    Borrowings under revolver                                                         8,000                851,200
    Repayments of revolver                                                           (8,000)              (816,600)
    Issuance of common stock                                                            488                  2,032
    Preferred stock dividends                                                          (675)                  (675)
                                                                            ----------------      -----------------
              Net cash provided by (used in) financing activities                      (187)                35,957
                                                                            ----------------      -----------------

Net increase (decrease) in cash and cash equivalents                                 85,726                 (9,547)
Cash and cash equivalents at beginning of period                                     14,857                 14,060
                                                                            ----------------      -----------------
Cash and cash equivalents at end of period                                        $ 100,583              $   4,513
                                                                            ================      =================

See accompanying notes to condensed consolidated financial statements.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 2001
                                  (unaudited)

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

                                         Three months ended September 30, 2001       Nine months ended September 30, 2001
                                       ------------------------------------------   --------------------------------------
                                          Earnings           Shares                    Earnings        Shares
                                         (Numerator)     (Denominator)    EPS         (Numerator)  (Denominator)   EPS
                                       --------------  ---------------- ---------   -------------  ------------- ---------
Net earnings                                 $ 1,162                                     $ 5,000
Less:  Preferred stock dividends
                                               (225)                                       (675)
                                       --------------                               -------------

Basic EPS
---------
Earnings available to common
stockholders                                     937            48,146     $ .02           4,325         47,988     $ .09

Effect of dilutive securities
-----------------------------
Stock options                                                    1,125                                      485
Employee stock purchase plan                                        84                                       84
                                       --------------  ----------------             -------------  -------------

Diluted EPS
-----------
Earnings available + assumed
conversions                                  $   937            49,355     $ .02         $ 4,325         48,557     $ .09
                                       ==============  ================ =========   =============  ============= =========

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 2001
                                  (unaudited)

                                         Three months ended September 30, 2000       Nine months ended September 30, 2000
                                       ------------------------------------------   --------------------------------------
                                          Earnings           Shares                    Earnings       Shares
                                         (Numerator)     (Denominator)    EPS         (Numerator)  (Denominator)    EPS
                                       --------------  ---------------- ---------   -------------  -------------  --------
Net earnings (loss)                          $ 5,100                                     ($2,567)
Less:  Preferred stock dividends                (225)                                       (675)
                                       --------------                               -------------

Basic EPS
---------
Earnings (loss) available to common
stockholders                                   4,875            48,909     $ .10          (3,242)         48,615   ($ .07)

Effect of dilutive securities
-----------------------------
Stock options                                                      241
Employee stock purchase plan                                        88
                                       --------------  ----------------             -------------  -------------
Diluted EPS
-----------
Earnings (loss) available + assumed
conversions                                  $ 4,875            49,238     $ .10       $  (3,242)         48,615   ($ .07)
                                       ==============  ================ =========   =============  =============  ========

       CompuCom has excluded 6,491,579 and 6,801,826 shares from its calculations of diluted earnings per share for the three and nine months ended September 30, 2001, respectively, and has excluded 7,321,008 and 7,643,012 shares from its calculations of diluted earnings per share for the three and nine months ended September 30, 2000, respectively, as they are considered anti-dilutive.

(4)    Business Combinations
       ---------------------

       On July 16, 2001, CompuCom purchased certain assets and assumed certain liabilities of Excell Data Corporation ("Excell", or "the Excell acquisition") for approximately $27 million in available cash. The net assets acquired were used by Excell primarily in its business of high-end technical applications development, network infrastructure design and deployment, and worldwide event technical planning and support. Essentially all of the Excell workforce, consisting of technical application developers, consultants, and administrative personnel, were hired as part of the Excell acquisition. The purpose of the Excell acquisition is to expand the suite of CompuCom's service offerings. The business combination is being accounted for as a purchase and accordingly, the condensed consolidated financial statements reflect the operations of the acquired entity since the acquisition date. The Company has not completed the allocation of the purchase price for this acquisition. Therefore, the allocation of the purchase price could be adjusted once the valuation of the assets acquired and liabilities assumed is completed.

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

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 2001
                                  (unaudited)

       The Company has not completed the allocation of the purchase price for this acquisition. Therefore, the allocation of the purchase price could be adjusted once the valuation of the assets acquired and liabilities assumed is completed.

       The following unaudited pro forma financial information presents the combined results of operations as if the Excell acquisition and the MTS acquisition had occurred as of the beginning of 2000, after giving effect to certain adjustments, including amortization of goodwill, increased financing expense on debt assumed to have been incurred in relation to the acquisitions, and related income tax effects. The pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                                                     (in thousands, except per share data)
                                                                     -------------------------------------

                                                                    Three Months Ended     Nine Months Ended
                                                                    September 30, 2000     September 30, 2000
                                                                    ------------------     ------------------
       Revenue                                                             $   992,450            $ 2,932,859

       Loss before extraordinary loss                                      $    (8,497)           $   (34,350)

       Diluted loss per share before extraordinary loss                         ($0.18)                ($0.72)

       The following unaudited pro forma financial information presents the combined results of operations as if the Excell acquisition had occurred as of the beginning of 2001, after giving effect to certain adjustments, including increased financing expense on debt assumed to have been incurred in relation to the acquisitions and related income tax effects. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                                                    (in thousands, except per share data)
                                                                     ------------------------------------

                                                                    Three Months Ended     Nine Months Ended
                                                                    September 30, 2001     September 30, 2001
                                                                    ------------------     ------------------
       Revenue                                                               $ 406,415           $  1,470,563

       Net earnings                                                          $   1,225           $      6,265

       Diluted earnings per share                                            $    0.02           $       0.12


                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 2001
                                  (unaudited)

(5)    Restructuring Charges
       ---------------------

       During the first quarter of 2000, CompuCom effected a restructuring plan designed to reduce the Company's cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office sites, and reducing CompuCom's workforce. As a result, the Company recorded a restructuring charge of $5.2 million in the first quarter of 2000. The $5.2 million charge is reflected as a separate line of operating expense in CompuCom's Condensed Consolidated Statement of Operations. The following table provides a summary, by category, and rollforward of the changes in this restructuring accrual for the nine months ended September 30, 2001:

                                                                           (in thousands)
                                                                           --------------
                                                             Accrual at     Cash Payments   Accrual at
                                                              12/31/00                       9/30/01
                                                           ---------------------------------------------
       Lease termination costs                               $   1,770        $  (294)     $  1,476
       Employee severance and related benefits                      10            (10)            -
                                                           ---------------------------------------------
       Total                                                 $   1,780        $  (304)     $  1,476
                                                           =============================================

       The remaining accrual at September 30, 2001 is reflected in Accrued liabilities on CompuCom's Condensed Consolidated Balance Sheet and relates to two leases for the office sites that have not been terminated, one of which has not been sublet.

       During the fourth quarter of 1998, CompuCom recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets, as well as employee severance and benefits related to a reduction in workforce. The following table provides a summary by category and rollforward of the changes in this restructuring accrual for the nine months ended September 30, 2001:

                                                                           (in thousands)
                                                                           --------------
                                                             Accrual at     Cash Payments    Accrual at
                                                              12/31/00                         9/30/01
                                                           ------------------------------------------------
 Lease termination costs                                    $    710       $   (224)         $   486
                                                           ================================================

       The remaining accrual at September 30, 2001 is reflected in Accrued liabilities on CompuCom's Condensed Consolidated Balance Sheet and relates to eight leases for the office sites that have not been terminated, two of which have not been sublet.

       The Company believes the restructuring accruals are adequate. Differences, if any, between the estimated amounts accrued and actual amounts paid will be reflected in operating expenses in future periods.

(6)    Segment Information
       -------------------

       CompuCom defines its operations as two distinct businesses - 1) sales of personal computer-related products ("product"), which includes desktop, networking and mobile computing products, as well as

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 2001
                                  (unaudited)

       peripherals and software and 2) services ("service"), which is primarily derived from all aspects of desktop outsourcing, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, application development, network infrastructure and deployment, event technical planning and support, and services provided in support of certain manufacturers' direct fulfillment initiatives. ClientLink, Inc. ("ClientLink"), a majority-owned subsidiary of the Company until April 1999, provided customized application programming services and was previously defined as a third distinct business. In April 1999, ClientLink was merged with E-Certify Corporation ("E-Certify"). The combined operations of ClientLink and E-Certify have been conducted under the name E-Certify, Inc. CompuCom has recorded its minority investment in E-Certify, Inc. at the net carrying amount of its investment in ClientLink and has been accounting for the ongoing operations of E-Certify, Inc. using the equity method. The amount recorded by CompuCom to reflect the carrying value has been based on estimates and its share of the income or loss of E-Certify has been based on unaudited financial statements of E-Certify. CompuCom's investment of approximately $3.5 million is included in Other non-current assets on the Condensed Consolidated Balance Sheet as of September 30, 2001. On November 8, 2001, CompuCom purchased certain assets and assumed certain liabilities of E-Certify for cash and a percentage of the Company's remaining equity interest of E-Certify.

       CompuCom measures segment earnings as operating earnings, defined as income before restructuring charges, financing expenses and income taxes. All significant inter-segment activity, if any, has been eliminated. Total assets are the assets owned or allocated to each segment. Assets included in the "Other" column include all assets not specifically allocated to a segment, primarily consisting of cash and cash equivalents, cost in excess of fair value of tangible net assets purchased, property and equipment, and other non-current assets. CompuCom's equity in earnings (loss) from investments is reflected in the "Other" column for the three and nine months ended September 30, 2001 and 2000.

       Quarter ended Sept. 30, 2001                  Product         Service          Other         Total
       ----------------------------             ------------------ -------------     -------   ----------------
       (in thousands)
       Operating Results:

           Revenues                             $  332,877           $  71,883     $       -       $  404,760

           Gross margin                             33,085              26,245             -           59,330

           Operating earnings (loss)                (4,312)              6,917          (212)           2,393

           Financing expense                                                                             (455)
                                                                                                    ---------

           Earnings before income taxes                                                            $    1,938
                                                                                                   ==========

       Total assets                             $  149,571           $  36,976     $ 233,174       $  419,721
                                                ==========           =========     =========       ==========


                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 2001
                                  (unaudited)

        Quarter ended Sept. 30, 2000                Product            Service         Other           Total
       -----------------------------            ----------------    -------------- -------------  ---------------
        (in thousands)
       Operating Results:

            Revenues                                 $  656,383          $ 68,493     $       -       $   724,876

            Gross margin                                 51,979            27,287             -            79,266

            Operating earnings (loss)                     1,313            11,806          (292)           12,827

            Financing expense                                                                              (4,326)
                                                                                                      -----------

            Earnings before income taxes                                                               $    8,501
                                                                                                       ==========

        Total assets                                 $  299,764          $ 36,386     $ 128,955        $  465,105
                                                     ==========          ========     =========        ==========


       Nine Months ended Sept. 30, 2001             Product            Service         Other          Total
       --------------------------------         -----------------   --------------- ------------  ---------------
       (in thousands)

       Operating Results:

           Revenues                                  $1,234,956          $ 212,801    $       -        $1,447,757

           Gross margin                                 113,069             75,419            -           188,488

           Operating earnings (loss)                     (8,234)            19,886         (385)           11,267

           Financing expense                                                                               (2,932)
                                                                                                       ----------
           Earnings before income taxes                                                                $    8,335
                                                                                                       ==========

       Total assets                                  $  149,571          $ 36,976     $ 233,174        $  419,721
                                                     ==========          ========     =========        ==========



                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 2001
                                  (unaudited)

       Nine Months ended Sept. 30, 2000             Product            Service         Other          Total
       --------------------------------         ----------------    --------------- ------------ ----------------
       (in thousands)
       Operating Results:

           Revenues                                  $1,805,488          $ 196,710   $       -        $2,002,198

           Gross margin                                 136,119             66,621           -           202,740

           Operating earnings (loss)                     (7,031)            18,859      (1,099)           10,729
             excluding restructuring charges

           Restructuring charges                                                                          (5,169)

           Financing expense                                                                             (11,797)

           Other income                                                                                    1,958
                                                                                                      ----------

           Loss before income taxes                                                                   $   (4,279)
                                                                                                      ==========

       Total assets                                   $ 299,764           $ 36,386   $ 128,955        $  465,105
                                                      =========           ========   =========        ==========


(7)    Financing Arrangements
       ----------------------

       CompuCom has financing arrangements which total $250 million, consisting of a $150 million receivable securitization facility ("Securitization") and a $100 million working capital facility ("Revolver").

       The Securitization's pricing is based on a designated short-term interest rate plus an agreed upon spread. CompuCom has an agreement with two financial institutions that allows it to sell, at a discount, an interest in a portion of its trade accounts receivable ("receivables") to each such financial institution. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. CompuCom has recorded these transactions as sales of accounts receivable. These sales are reflected as reductions of accounts receivable in the Consolidated Balance Sheets and are included in the net cash provided by operating activities in the Consolidated Statements of Cash Flows. Amounts outstanding as sold receivables as of September 30, 2001 consisted of two certificates totaling $87 million, one certificate for $37 million with an April 2002 maturity date and one certificate for $50 million with an October 2003 maturity date.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 2001
                                  (unaudited)

       The Revolver, which matures in May 2002, bears interest at LIBOR plus an agreed-upon spread and is secured by a lien on CompuCom's assets. Availability under the Revolver is subject to a borrowing base calculation. As of September 30, 2001, availability under the Revolver was approximately $52 million. No amount was outstanding under the Revolver as of September 30, 2001.

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

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                              September 30, 2001

Results of Operations
---------------------

The following table shows CompuCom's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, income taxes (benefit) and net earnings (loss) are shown as a percentage of total revenue for the three and nine months ended September 30, 2001 and 2000:

                                                    Three months ended                     Nine months ended
                                                      September 30,                          September 30,
                                                   2001              2000                 2001             2000
                                            ----------------    ---------------    ----------------   ----------------
Revenue:
    Product                                        $ 332,877          $ 656,383         $ 1,234,956        $ 1,805,488
    Service                                           71,883             68,493             212,801            196,710
                                            ----------------    ---------------    ----------------   ----------------
      Total revenue                                $ 404,760          $ 724,876         $ 1,447,757        $ 2,002,198
                                            ================    ===============    ================   ================

Gross margin:
    Product                                        $  33,085          $  51,979         $   113,069        $   136,119
    Service                                           26,245             27,287              75,419             66,621
                                            ----------------    ---------------    ----------------   ----------------
      Total gross margin                           $  59,330          $  79,266         $   188,488        $   202,740
                                            ================    ===============    ================   ================

Gross margin percentage:
    Product                                              9.9%               7.9%                9.2%               7.5%
    Service                                             36.5%              39.8%               35.4%              33.9%
                                            ----------------    ---------------    ----------------   ----------------
      Total gross margin percentage                     14.7%              10.9%               13.0%              10.1%

Operating expenses:
    Selling                                              3.7%               2.9%                3.6%               3.2%
    Service                                              3.5%               1.8%                2.9%               1.9%
    General and administrative                           5.6%               3.7%                4.6%               3.6%
    Depreciation and amortization                        1.3%               0.7%                1.1%               0.8%
    Restructuring charges                                  -                  -                   -                0.3%
                                            ----------------    ---------------    ----------------   ----------------
      Total operating expenses                          14.1%               9.1%               12.2%               9.8%
                                            ----------------    ---------------    ----------------   ----------------

Earnings (loss) from operations                          0.6%               1.8%                0.8%               0.3%

Financing expense                                       (0.1%)             (0.6%)              (0.2%)             (0.6%)
Other income                                               -                  -                   -                0.1%
                                            ----------------    ---------------    ----------------   ----------------
Earnings (loss) before income taxes                      0.5%               1.2%                0.6%              (0.2%)

Income taxes (benefit)                                   0.2%               0.5%                0.2%              (0.1%)
                                            ----------------    ---------------    ----------------   ----------------

Net earnings (loss)                                      0.3%               0.7%                0.3%              (0.1%)
                                            ================    ===============    ================   ================

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


Business Combinations
---------------------

     On July 16, 2001, CompuCom purchased certain assets and assumed certain liabilities of Excell Data Corporation ("Excell", or "the Excell acquisition") for approximately $27 million in available cash. The net assets acquired were used by Excell primarily in its business of high-end technical applications development, network infrastructure design and deployment, and worldwide event technical planning and support. Essentially all of the Excell workforce, consisting of technical application developers, consultants, and administrative personnel, were hired as part of the Excell acquisition. The purpose of the Excell acquisition is to expand the suite of CompuCom's service offerings.

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

Comparison of the Quarter Ended September 30, 2001 to the Quarter Ended
-----------------------------------------------------------------------
September 30, 2000
------------------

     Product revenue, which is primarily derived from the sale of desktop, networking, and mobile computing products, as well as peripherals and software-related products and licenses to corporate clients, decreased 49.3% to $332.9 million in the third quarter of 2001 from $656.4 million in the third quarter of 2000. On a sequential basis, product revenue declined 20.7% from the second quarter of 2001 to the third quarter of 2001. The product revenue decrease was primarily a result of both a decline in units sold and lower average selling prices, partially offset by additional product revenue generated as a result of the MTS acquisition and an increase in software license revenue. CompuCom believes the decreased volume can be attributed to general economic weakness which has resulted in lower demand for personal computer products primarily by its Fortune 1000 client base. As a result of this economic slowdown, product purchases and IT projects are being delayed, downsized, or cancelled. In addition, product revenue has been negatively impacted by certain clients electing to participate in certain manufacturers' direct fulfillment programs, thereby fulfilling their product requirements directly from the manufacturer. Product gross margin as a percentage of product revenue for the third quarter of 2001 was 9.9% compared to 7.9% for the third quarter of 2000 and 9.0% in the second quarter of 2001. This increase was primarily due to a decline in revenue generated by higher volume, lower margin clients, a relative increase in the amount of vendor volume incentives, and the achievement of other operational efficiencies. Partially offsetting the increase in gross margin was the impact of the increase in lower margin software license revenue. Due to both the general economic environment and competitive conditions, CompuCom expects to continue to experience competitive pressure on both product revenue and product gross margin, the result of which may be to report lower product revenue and related product gross margin when compared to the comparable prior year period or the previous quarter.

     Service revenue increased 4.9% to $71.9 million for the third quarter of 2001 from $68.5 million for the third quarter of 2000 and increased 4.2% from $69.0 million in the second quarter of 2001. Service revenue is primarily derived from all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, application development, network infrastructure and deployment, event technical planning and support, and services provided in support of certain manufacturers' direct fulfillment initiatives. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increase in service revenue for the third quarter of 2001 as compared to the same period

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


in 2000 was primarily due to increased service revenue related to field engineering and help desk outsourcing, the majority of which was related to the MTS acquisition, as well as the impact of the Excell acquisition. Partially offsetting these increases were declines in demand for services directly related to the sale of product and the Company's consulting services. The increase in service revenue for the third quarter of 2001 as compared to the second quarter of 2001 was due primarily to the Excell acquisition, partially offset by decreased service revenue primarily related to field engineering. Service gross margin as a percentage of service revenue for the quarter ended September 30, 2001 was 36.5% compared to 39.8% for the same period in 2000. The decrease in service gross margin was primarily due to lower utilization of the Company's service-related resources as a result of lower demand for the Company's product-dependent and consulting services. In addition, gross margin percentage generated on Excell revenue is lower relative to the collective gross margin percentage of the Company's other service-related offerings. CompuCom expects to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period or the previous quarter.

     Selling expense decreased $5.9 million for the three months ended September 30, 2001 as compared to the same period in the prior year, and $2.6 million as compared to the second quarter of 2001. CompuCom attributes this decrease primarily to its own cost management efforts relative to personnel and infrastructure. Selling expense as a percentage of revenue increased to 3.7% for the three months ended September 30, 2001 from 2.9% for the same period a year ago, due primarily to the decline in product revenue for the comparable periods.

     Service expense increased $1.4 million for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000, and $0.6 million as compared to the second quarter of 2001. The increase was due primarily to personnel and infrastructure costs associated with the Excell acquisition, as well as increased personnel and training costs and investments in the service infrastructure associated with supporting the service business. As a percentage of revenue, service expense increased to 3.5% for the three months ended September 30, 2001 from 1.8% for the same period a year ago. Contributing to the increase in service expense as a percentage of total revenue was the decline in product revenue.

     General and administrative expense decreased $4.9 million for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease is reflective of the Company's ongoing cost management efforts relative to personnel-related and infrastructure costs. General and administrative expense increased as a percentage of revenue from 3.7% to 5.6% for the comparable periods due primarily to the decline in product revenue. CompuCom's operating expenses are reported net of reimbursements by certain vendors for specific training, promotional and marketing programs. These reimbursements offset certain expenses incurred.

     Depreciation and amortization expense was essentially flat for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. As a percentage of revenue, depreciation and amortization expense increased from 0.7% to 1.3% during the same periods, due primarily to the decline in product revenue for the comparable periods.

     Financing expense decreased to $0.5 million for the quarter ended September 30, 2001 from $4.3 million for the same period in the prior year. As a percentage of revenue, financing expense declined to 0.1% for the three months ended September 30, 2001 from 0.6% for the same period a year ago. The decrease in financing expense was primarily due to CompuCom's improved management of working capital, as well as lower financing requirements resulting from the decline in product revenue. The decline in financing expense was also due to the effect of greater interest income generated from investing increased available cash as well as lower effective interest rates in the third quarter of 2001 as compared to the third quarter of 2000.

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


     As a result of the factors discussed above, CompuCom recorded net earnings for the quarter ended September 30, 2001 of $1.2 million. This compares to third quarter 2000 net earnings of $5.1 million.

Comparison of the Nine Months Ended September 30, 2001 to the Nine Months
-------------------------------------------------------------------------
Ended September 30, 2000
------------------------

     Product revenue decreased 31.6% to $1.2 billion for the nine months ended September 30, 2001 from $1.8 billion for the nine months ended September 30, 2000. This decrease is reflective of a decline in units sold and lower average selling prices. CompuCom believes the decline in product revenue can be partially attributed to general economic weakness which has resulted in lower demand for personal computer products primarily by its Fortune 1000 client base. As a result of this economic slowdown, product purchases and IT projects are being delayed, downsized, or cancelled. In addition, product revenue has been negatively impacted by certain clients electing to participate in certain manufacturers' direct fulfillment programs, thereby fulfilling their product requirements directly from the manufacturer. Partially offsetting the overall decline in product revenue was additional product revenue generated as a result of the MTS acquisition and an increase in software license revenue. Product gross margin as a percentage of product revenue for the nine months ended September 30, 2001 was 9.2% compared to 7.5% for the nine months ended September 30, 2000. This increase was primarily due to a decline in revenue generated by higher volume, lower margin clients, a relative increase in the amount of vendor volume incentives, and the achievement of other operational efficiencies. Partially offsetting the increase in gross margin was the impact of the increase in lower margin software license revenue. Due to both the general economic environment and competitive conditions, CompuCom expects to continue to experience competitive pressure on both product revenue and product gross margin, the result of which may be to report lower product revenue and related product gross margin when compared to the comparable prior year period.

     Service revenue increased approximately 8.2% to $212.8 million for the nine months ended September 30, 2001 from $196.7 million during the same period of 2000. The increase in service revenue was primarily due to increased revenue related to field engineering and help desk outsourcing, the majority of which was related to the MTS acquisition, as well as the impact of the Excell acquisition. The overall increase was partially offset by declines in service revenue due to lower demand for the Company's consulting services, as well as for services directly related to the sale of product. Service gross margin as a percentage of service revenue for the nine months ended September 30, 2001 was 35.4% compared to 33.9% for the nine months ended September 30, 2000. The increase in service gross margin was due primarily to improvements in the management and utilization of service-related resources. CompuCom expects to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period.

     Selling expense decreased approximately $12.5 million for the nine months ended September 30, 2001 as compared to the same prior year period. CompuCom attributes the decrease in selling expense primarily to its own cost management efforts relative to personnel and infrastructure. Selling expense as a percentage of revenue increased to approximately 3.6% of revenue for the nine months ended September 30, 2001 from approximately 3.2% for the same prior year period. This increase on a percentage of revenue basis was due to the decline in product revenue.

     Service expense increased approximately $4.3 million to $41.7 million for the nine months ended September 30, 2001 from $37.4 million for the same period in the prior year. As a percentage of revenue, service expense increased to 2.9% for the nine months ended September 30, 2001 from 1.9% for the same period in 2000. The increase was due primarily to personnel and training costs and investments in the service infrastructure associated with supporting the service business, including the added personnel and

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


infrastructure costs associated with the Excell acquisition. Contributing to the increase in service expense as a percentage of total revenue was the decline in product revenue.

     General and administrative expense decreased to $66.9 million for the nine months ended September 30, 2001 from $73.8 million for the same period in the prior year. The decrease is reflective of the Company's ongoing cost management efforts relative to personnel-related and infrastructure costs. General and administrative expense, as a percentage of revenue, increased for the nine months ended September 30, 2001 to 4.6% compared to 3.6% for the comparable period of the prior year due primarily to the decline in product revenue. The Company's operating expenses are reported net of reimbursements by certain vendors for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by the Company.

     Depreciation and amortization expense increased slightly for the nine months ended September 30, 2001 in absolute dollars and as a percentage of revenue when compared to the same period in 2000. The increase is primarily reflective of CompuCom's investment in assets associated with the MTS acquisition as well as upgrades to the Company's technology infrastructure.

     During the first quarter of 2000, the Company effected a restructuring plan designed to reduce the Company's cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office facilities, and reducing the Company's workforce. As a result, the Company recorded a restructuring charge of $5.2 million in the first quarter of 2000.

     Financing expense decreased to $2.9 million for the nine months ended September 30, 2001 from $11.8 million for the same period in the prior year. As a percentage of revenue, financing expense declined to 0.2% for the nine months ended September 30, 2001 from 0.6% for the same period a year ago. The decrease in financing expense was primarily due to CompuCom's improved management of working capital, as well as lower financing requirements resulting from the decline in product revenue. The decline in financing expense was also due to the effect of higher interest income generated from investing increased available cash as well as lower effective interest rates for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

     During the second quarter of 2000, the Company recognized a pretax gain of approximately $2.0 million on the sale of a portion of its investment in OPUS360 Corporation ("OPUS"). The gain was the result of the Company's participation in the initial public offering of OPUS common stock.

     As a result of the factors discussed above, CompuCom recorded net earnings for the nine months ended September 30, 2001 of $5.0 million. This compares to a net loss of $2.6 million for the nine months ended September 30, 2000, including an after-tax restructuring charge of $3.1 million and an after-tax gain on the sale of investments of $1.2 million.

Liquidity and Capital Resources
-------------------------------

     Working capital at September 30, 2001 was $98.6 million compared to $117.5 million at December 31, 2000. The decrease in working capital was primarily the result of decreases in receivables and inventories, offset by an increase in cash and cash equivalents. The decrease in receivables was primarily due to the decline in revenue relative to the fourth quarter of 2000. Partially offsetting the impact of lower revenue levels was a reduction in the amount of receivables utilized under CompuCom's securitization facility. The decrease in inventories was primarily due to lower product demand as well as the Company's ongoing efforts

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


to minimize risk associated with suppliers' price protection and returns programs by maintaining lower inventory levels, all of which resulted in higher inventory turns.

     CompuCom's liquidity continues to be negatively impacted by the dollar volume of certain manufacturers' rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and claim a rebate from the manufacturer to reduce the final cost. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom's initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. These programs are a material factor in CompuCom's financing needs. As of September 30, 2001 and December 31, 2000, CompuCom was owed approximately $24 million and $53 million, respectively, under these vendor rebate programs.

     CompuCom's working capital requirements are generally funded through financing arrangements and internally generated funds. As of September 30, 2001, CompuCom's financing arrangements consisted of a $150 million Securitization and $100 million Revolver. The Securitization pricing is based on a designated short-term interest rate plus an agreed upon spread. As of September 30, 2001, amounts outstanding as sold receivables consisted of two certificates totaling $87 million, one certificate for $37 million with an April 2002 maturity date and one certificate for $50 million with an October 2003 maturity date. The Revolver, which matures in May 2002, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on CompuCom's assets. Availability under the Revolver is subject to a borrowing base calculation. As of September 30, 2001, availability under the Revolver was approximately $52 million. No amount was outstanding under the Revolver as of September 30, 2001. Both the Securitization and the Revolver are subject to CompuCom's compliance with selected financial covenants and ratios.

     CompuCom's business is not capital intensive and capital expenditures in any year normally are not significant in relation to the overall financial position of CompuCom. Generally, the Company's capital expenditures relate to its information technology hardware and software and improvements in its distribution centers. Capital expenditures were $16.5 million for the nine months ended September 30, 2001, as compared to $5.8 million for the same period in 2000. This increase was primarily due to upgrades to the Company's technology infrastructure and help desk offerings and system deployments to certain personnel hired as part of the MTS acquisition. The Company expects capital expenditures for the fourth quarter of 2001 to be comparable with the fourth quarter of 2000.

Recent Accounting Pronouncements
--------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company is required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 effective January 1, 2002. Furthermore, any

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. SFAS No. 141 will require, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations. As of September 30, 2001, the Company has unamortized goodwill and identifiable assets of approximately $94 million, all of which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $5.8 million for the nine months ended September 30, 2001. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these pronouncements on the Company's financial statements at the date of this report, including the extent to which transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS No. 143 in fiscal year 2003. The Company does not expect the provisions of SFAS No. 143 to have any significant impact on its financial condition or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company will adopt SFAS No. 144 in fiscal year 2002. The Company does not expect the provisions of SFAS No. 144 to have any significant impact on its financial condition or results of operations.

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

                    COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

     CompuCom is exposed to interest rate risk primarily through its Securitization and Revolver. CompuCom utilizes its Securitization and Revolver for its working capital and other borrowing needs. If CompuCom's effective interest rate were to increase by 100 basis points (1.00%), CompuCom's annual financing expense would increase by $1.2 million based on the average balances utilized under the Securitization and Revolver during the nine months ended September 30, 2001.

     Currently, CompuCom does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.



                          PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

(a)        Exhibits
           --------

           None

 (b)       Reports on Form 8-K
           -------------------

           1. On July 16, 2001, CompuCom filed a Current Report on Form 8-K to announce its acquisition of certain assets of Excell Data Corporation.

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

                                           COMPUCOM SYSTEMS, INC.
                                        --------------------------------------
                                        (Registrant)






DATE:  November 14, 2001                /s/ J. Edward Coleman
                                        -------------------------------------
                                        J. Edward Coleman,
                                        President and Chief Executive Officer





DATE:  November 14, 2001                /s/ M. Lazane Smith
                                        --------------------------------------
                                        M. Lazane Smith,
                                        Senior Vice President, Finance and
                                        Chief Financial Officer