Form 10-K
period 2001-12-31
COMPUCOM SYSTEMS INC
filed 2002-03-14
CIK 736291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001       Commission File Number 0-14371
-------------------------------------------       ------------------------------


                             COMPUCOM SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                                38-2363156
-------------------------------                                   -----------------------
(State or other jurisdiction of                                   (I.R.S. Employer
incorporation or organization)                                    Identification Number)

 7171 Forest Lane, Dallas, TX                                               75230
-------------------------------                                   ------------------------
(Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code:                    (972) 856-3600
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [     ]
             -----

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates (based on the closing price on the Nasdaq National Market) on March 11, 2002 was approximately $69.5 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by March 11, 2002 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

The number of shares of the Registrant's Common Stock outstanding as of March 11, 2002 was 48,381,552 shares.

                       Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement relating to the May 15, 2002 annual meeting of stockholders of Registrant, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, are incorporated by reference into Items 10, 11, 12 and 13 (Part III) of this Annual Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

--------------------------------------------------------------------------------

                                     PART I
                                     ------

Item 1 Business
------ --------

Item 1(a) General Development of the Business
--------- -----------------------------------

Introduction

     Founded in 1987, CompuCom Systems, Inc., together with its subsidiaries ("CompuCom" or "the Company") is a leading single-source provider of information systems services and products designed to enhance the productivity of large and medium-sized organizations throughout the United States. CompuCom provides information technology outsourcing and system integration services that help clients reduce the costs, complexities, obstacles and risks associated with new technology adoption, operational transition and on-going management of their information systems.

     These services include application design, development and maintenance, delivery of complex multi-vendor solutions, a full range of multi-vendor hardware and software support, help desk, network management and security services. Combining these services with CompuCom's ability to provide technology products and product acquisition services, CompuCom simplifies the selection, acquisition, deployment, implementation and ongoing management processes of clients' information systems.

     In 2001 CompuCom completed its 15th consecutive profitable year. Revenue declined when compared to 2000, primarily as a result of economic conditions and competitive pressure in the Company's product business. However, CompuCom achieved revenue growth in its services business primarily as a result of acquisitions completed during the year. During 2001, CompuCom completed four acquisitions including MicroAge Technology Services, L.L.C. ("MTS"), a division of MicroAge, Inc. in January, Excell Data Corporation ("Excell") in July, the applications development division of E-Certify, Inc. ("ClientLink") in November and Northern NEF, Inc. ("NNEF") in November. These acquisitions expanded CompuCom's desktop outsourcing business (MTS), augmented the services business with the addition of application design and development offerings (Excell and ClientLink) and broadened CompuCom's customer base to include the Federal government (NNEF). During 2001, CompuCom also focused on streamlining its operations and processes, reducing its operating expense by almost $32 million when compared to 2000 and strengthening its balance sheet, ending the year with $123 million in cash.

     CompuCom believes the key to improving its earnings performance is the expansion of its higher margin services business and continued focus on operating expense control and effective balance sheet management. CompuCom's strategy is to focus on the growth of its services business organically as well as through strategic acquisitions and alliances. CompuCom expects to experience continued pressure in its product business, as major manufacturers expand their plans to market and distribute products directly to the Company's clients and as direct marketers' efforts to sell to the Fortune 1000 companies intensify. In addition, general economic conditions remain soft. CompuCom believes these factors may result in lower product revenue and product gross margin dollars in the future. CompuCom believes that future profitability will depend on a number of factors, including CompuCom's ability to: focus on and grow its service business profitably; attract and retain quality services personnel while effectively managing the utilization of those personnel; respond to increased competition from its suppliers' direct selling initiatives; and control operating expense. In addition, future profitability will also depend on overall improvement in the economy, CompuCom's ability to effectively manage inventory levels in response to changes in major suppliers' price protection and return programs, product demand, competition, manufacturer product availability and pricing strategies, and effective utilization of vendor programs.

     CompuCom defines its operations as two distinct businesses - 1) sales of personal computer-related products, which includes desktop, networking, storage, and mobile computing products, as well as peripherals and software-related products and licenses and 2) services, which is primarily derived from application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, training, and services provided in support of certain manufacturers' direct fulfillment initiatives.

Item 1(b) Financial Information about Operating Segments
--------- ----------------------------------------------

     Revenues from external clients, gross margin, operating earnings and total assets for each segment of CompuCom's business for the three-year period ended December 31, 2001 is contained in Footnote 6 to the Consolidated Financial Statements titled "Segment Information" on page F-13 of this Form 10-K and is incorporated herein by reference.

Item 1(c) Narrative Description of Business
--------- ---------------------------------

GENERAL DESCRIPTION OF BUSINESS

     CompuCom is a leading single-source provider of information systems services and products designed to enhance the productivity of large and medium-sized organizations throughout the United States. CompuCom provides information technology outsourcing and system integration services that help clients reduce the costs, complexities, obstacles and risks associated with new technology adoption, operational transition and on-going management of their information systems.

     These services include application design, development and maintenance, delivery of complex multi-vendor solutions, a full range of multi-vendor hardware and software support, help desk, network management and security services. Combining these services with CompuCom's ability to provide technology products and product acquisition services, CompuCom simplifies the selection, acquisition, deployment, implementation and ongoing management processes of clients' information systems.

     CompuCom is an authorized fulfillment channel for major personal computer ("PC") products, networking and related products, computer-related peripheral equipment, mobile computing products and software-related products and licenses for a number of manufacturers, including, among others, Compaq Computer Corporation ("Compaq"), International Business Machines Corporation ("IBM"), Hewlett-Packard Company ("HP"), Microsoft Corporation ("Microsoft"), and Palm, Inc. ("Palm").

     CompuCom markets its service and product offerings primarily through its national sales force and service personnel. CompuCom's clients include Fortune 1000 enterprises, Federal, state and local government, technology equipment providers, system integrators and wireless technology providers.

     CompuCom's target clients are becoming increasingly dependent on information technology to compete effectively in today's markets. As a result, the decision-making process organizations face when planning, selecting, and implementing technology solutions is becoming more complex and requires many of these organizations to outsource the management and support of their technology needs. In addition, many of CompuCom's clients are enhancing their technology infrastructure to improve their ability to communicate and transact business over the Internet, as well as focus on reducing ongoing operational costs. CompuCom believes that the broad range of services it offers helps organizations simplify their digital infrastructures, thereby reducing the client's costs and risks associated with new technology adoption, transition and on-going management

     During 2001, no customer accounted for greater than 10% of CompuCom's revenues. Order backlog is not considered to be a meaningful indicator of future business prospects due to the relatively short order fulfillment cycle.

     CompuCom is authorized by various manufacturers to sell technology products through its virtual, direct sales force located in or near major metropolitan areas throughout the United States. Each geographic area typically includes direct sales representatives, support personnel, consultants, field engineers and technicians who are authorized to sell, repair and maintain Compaq, IBM, HP and certain other manufacturers' products as well as provide other technology services the client may require. As of December 31, 2001, CompuCom employed approximately 251 full-time field sales associates who sell both services and products. CompuCom's sales force is compensated with a base salary and commissions based on net revenue, gross margin, attainment of quota and other relevant factors.

     CompuCom's corporate headquarters and operations campus is located at 7171 Forest Lane, Dallas, Texas 75230. Essentially all of CompuCom's financial and administrative functions, including information services, service and sales support, one of two enterprise help desk services centers, human resources, supply chain management, finance, executive management, legal, marketing and one of two client assistance centers, are located in the two buildings that comprise this facility.

     In addition to providing comprehensive services to its clients, CompuCom has expanded and enhanced its use of information systems and communications capabilities to support its core business operations. CompuCom's operations are supported by a sophisticated, integrated information systems infrastructure utilizing state-of-the-art wide area networks, client/server business applications, and distributed and Web based technologies. CompuCom is committed to the use of Internet technologies for supporting a wide range of internal and customer enabling capabilities. Increasingly, CompuCom's operational transactions are conducted using secure Internet and Intranet technologies. These systems are accessible anytime, anyplace using a nation-wide virtual private network ("VPN").

     CompuCom's information systems enable its clients to create specific product configurations and price quotations from internet-based catalogs and place orders over the Internet. Clients may look up information regarding previously placed orders and check the status of product orders being processed and shipped. In addition, clients may also access, view, create, modify and close help desk and service dispatch information specific to problem tickets and work orders. CompuCom also provides datamarts that allow clients to obtain ongoing data downloads of activity relating to assets, product catalogs, accounts payable tracking, invoice history and order tracking.

     CompuCom's information systems include support for electronic "business-to-business" transactions with clients and suppliers using electronic data interchange ("EDI") technology. During 1999, CompuCom deployed its first client interface using Open Buying on the Internet ("OBI") standards. This technology allows a client to create an order using CompuCom's Web Services Internet pages, deliver the order to the client's purchasing systems for approval and then submit the order over the Internet using EDI-based data formats. CompuCom has since extended its Web Services offering to include XML (Extensible Markup Language) capabilities and interfaces to commercial procurement engines such as Ariba and Commerce One.

     An integral part of CompuCom's information systems includes the use of its proprietary "Airtime" software, through which field service engineers are able to directly report time and activities from remote locations using specialized wireless communication capabilities. The use of this system helps ensure more timely and accurate reporting of each engineer's time spent on a work order or project, thereby enhancing productivity and process efficiencies. Warranty-related activity is also made more efficient through the use of Airtime.

     Additionally, CompuCom continues to rely on its state-of-the-art data warehouse. The data warehouse provides a repository of information that increases the accessibility of summarized, historical information about services, products, client activity and vendors to both clients and associates.

     All CompuCom associates are provided access to CompuCom's Intranet, known as The Bridge. This capability, which was enhanced in 2001, provides rapid access to organization charts, policies, procedures, reports, and knowledge as well as various internal operational systems. The Bridge is also used to communicate and distribute information to associates about CompuCom events and news.

Competition

     CompuCom's industry is characterized by intense competition, primarily in the areas of price, product availability and breadth of services and product line. Many established original equipment manufacturers (including some of CompuCom's vendors), direct marketers, distributors, systems integrators and resellers of distributed desktop or networking products compete with CompuCom in the configuration and distribution of computer systems and equipment. Some of these competitors have a pricing advantage over companies such as CompuCom. In response to this increased competition, some of CompuCom's competitors have sought to increase market share through acquisitions. CompuCom expects this consolidation will continue in 2002. CompuCom also expects the major manufacturers of the products CompuCom sells will continue to pursue a more direct selling model. In the highly fragmented IT services business, CompuCom competes with several larger IT service providers (including some of CompuCom's vendors) in addition to other smaller computer services companies. Some of these competitors have financial, technical, sales, marketing and other resources that are substantially greater than CompuCom. As a result of these factors, CompuCom may face fewer but larger and better-financed competitors, possibly resulting in a reduction of both revenue and gross margin dollars.

CompuCom's Associates

     CompuCom employed approximately 3,800 full-time associates as of December 31, 2001. CompuCom offers its full-time associates health, long-term disability, dental and life insurance benefits and the ability to participate in a 401(k) plan. In addition, CompuCom provides an employee stock purchase plan for eligible associates. None of the associates are covered by a collective bargaining agreement. CompuCom considers its relations with associates to be good.

COMPUTER PRODUCTS SEGMENT

     CompuCom provides procurement services for sophisticated technologies consisting of personal computer products, networking and storage products, peripherals, software-related products and licenses, mobile and wireless computing devices and services and management technology services to its clients. It is an authorized channel fulfillment partner for Cisco, Compaq, HP, IBM, Intel, Microsoft, Novell, Palm, 3Com and Toshiba as well as other major manufacturers and software suppliers. CompuCom sources over 30,000 different products, components and accessories consisting of leading as well as alternative brands.

     As one of the largest national, multi-vendor hardware and software providers, CompuCom believes one way it provides client value is by allowing clients to choose products or components from various manufacturers that best suit their particular needs. This is in contrast to direct manufacturers' sales organizations that generally offer only that particular manufacturer's solutions or products.

     CompuCom provides product support to its clients primarily through its two Client Assistance Centers ("CAC") located in Dallas, Texas and Mason, Ohio. CAC personnel, called inside sales representatives ("ISR's"), may be assigned to specific client accounts or to clients in a certain geographical area. ISR's support each account and become experts in the client's infrastructure needs, tools, culture, process and procedures. Working closely with the client and the CompuCom field sales representative, ISR's provide pre-sales technical support, keep up-to-date on the business needs of the client and provide information regarding the availability of product, services, pricing, shipping and invoicing. This information may be communicated via a toll-free telephone number or electronically. Web-based client interaction includes detailed on-line IT provisioning, product availability, real-time order tracking and asset management information. Client-specific datamarts are also utilized to provide clients access to account activity. The primary goal of the CAC is to provide greater support for clients' more complex product and service needs while allowing the direct sales force to focus on soliciting new business. At the end of 2001, the Company employed approximately 190 CAC personnel.

     To meet CompuCom's client requirements for product distribution, complex configuration and imaging and systems integration needs, CompuCom currently operates a configuration and distribution center located in Paulsboro, New Jersey. With 300,000 square feet located in one building, this center distributes, configures and manages images for various PC and mobile computing products sold by CompuCom as well as providing distribution and configuration services for hardware supplied by clients, system integrators and certain manufacturers. CompuCom also operates its return and depot repair business in the Paulsboro center. In addition, CompuCom operates a centralized, national service logistics center in Dallas, Texas, consisting of 43,000 square feet. The Company believes its Paulsboro and Dallas operations centers are adequate to support its business needs for the foreseeable future.

     The configuration and distribution center personnel utilize wireless hand-held radio frequency devices to stock, pick and update the status and location of inventory. These devices play a key role in enabling CompuCom to efficiently handle daily transactions and are used in the daily cycle counting process, which CompuCom believes has resulted in improved overall inventory integrity and bin accuracy. CompuCom's distribution, configuration, repair depot, return merchandise and supply chain management departments are ISO 9001 certified. ISO 9001 is part of the ISO 9000 set of standards developed by the International Organization of Standardization ("ISO"), which represent common international business quality standards designed to help demonstrate the capability of a supplier to control the processes that determine the acceptability of the products and services being delivered.

     CompuCom experienced pressure from a product revenue standpoint during 2001, as product revenue declined 37% from 2000 levels. CompuCom believes the decline in revenue is primarily attributable to a reduction in spending by Fortune 1000 companies, which comprise the majority of CompuCom's client base, resulting from the overall weak economic climate. In addition, the competitive environment intensified as major manufacturers became increasingly aggressive in selling their products directly to end-user companies, thereby circumventing the reseller channel more often. In addition, direct marketers also increased their focus in selling into the Fortune 1000 marketplace. Partially offsetting the decline in product revenue was an increase in product gross margin as a percentage of product revenue, which grew to 9.4% compared to 7.6% in 2000. CompuCom believes a key contributor to this increase was the decline in revenue generated by higher volume, lower margin clients. CompuCom anticipates further downward pressure on product revenue and product gross margin dollars in 2002.

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

     CompuCom purchases products from IBM and HP at pricing levels that CompuCom believes are the lowest prices available to those vendors' respective resellers who resell at similar volumes. CompuCom purchases the majority of its Compaq products from other suppliers through Compaq's Distributor Alliance Program ("DAP"), which became effective in August 1999. All of CompuCom's principal suppliers require that CompuCom purchase certain minimum volumes of products in a specified period to maintain favorable pricing levels. CompuCom also obtains incentives from Compaq, IBM and HP and other suppliers by participating in certain vendor programs offered by those suppliers. CompuCom has certain selling, promotional and related expenses reimbursed by vendors under dealer programs offered by those and other suppliers. However, there can be no assurance that any of these programs will continue in 2002 or that CompuCom will continue to participate in any of these programs at the same level as in 2001.

     Sales of Compaq, HP and IBM products accounted for approximately 23%, 22% and 20%, respectively, of CompuCom's 2001 product revenues compared to 30%, 20% and 26%, respectively, in 2000 and 30%, 16% and 21%, respectively, in 1999.

     Due to the rapid delivery requirements of its clients and to assure itself of a sufficient allotment of products from suppliers, CompuCom maintains inventory funded through its credit facilities and vendor credit. CompuCom's major suppliers at times provide price protection programs that are intended to reduce the risk of inventory devaluation by absorbing price declines associated with aging product life cycles. However, these price protection programs generally are in effect for a limited number of days. CompuCom has focused on ways to reduce its costs by reducing its inventory levels and improving inventory turns. CompuCom also has the option of returning a certain percentage of its current product inventories each quarter to these principal suppliers as it assesses each product's current and forecasted demand schedule. If such returns exceed certain specified levels, CompuCom may be charged restocking fees ranging up to 5%. CompuCom did not incur significant restocking fees in 2001.

Dependence upon Major Vendors and Other Suppliers
-------------------------------------------------

     CompuCom is dependent upon the continued supply of products and components from its suppliers, particularly Compaq, IBM and HP. Historically, certain suppliers occasionally experience shortages of select products that render components unavailable or necessitate product allocations among resellers. While certain shortages existed throughout 2001, CompuCom believes the product availability issues are a result of the present dynamics of the personal computer industry as a whole, which include shortened product life cycles and increased frequency of new product introductions into the marketplace. While CompuCom believes that product unavailability or product allocations will not be materially disruptive to CompuCom due to the breadth of alternative product lines available, there can be no assurance that unexpected levels of such interruptions will not have a material adverse effect on CompuCom's business.

SERVICES SEGMENT

     CompuCom believes a key factor to improving its earnings performance is the expansion of its higher margin services business. Services revenue increased approximately 3.8% in 2001 compared to 2000, primarily as a result of the acquisitions the Company completed during the year, partially offset by the slowdown in the economy. CompuCom believes the economic softness resulted in the postponement and cancellation of many IT projects in its Fortune 1000 customer base. As a percentage of revenue, services represents approximately 16% of revenue compared to approximately 10% in 2000, while gross margin dollars from the services business account for 41% of CompuCom's total gross margin dollars, up from 35% a year ago. Service revenue has grown at a compounded annual rate of almost 11% over the past five years as a result of the Company's strategic efforts, which include: the development of additional service offerings; strategic acquisitions; the hiring of quality service personnel; additional training for its engineers and sales representatives; enhanced management support to the services business; and more emphasis on sales of services in the sales representatives compensation plan. The technology management services business is an integral part of CompuCom's strategy to provide clients with value-added service solutions to meet their technology needs.

     During 2001, CompuCom completed four acquisitions with the intent of enhancing its service offerings and business. The acquisition of MTS in January added new clients to CompuCom's outsourcing client base, while the November acquisition of NNEF expanded the Company's marketing reach to the Federal government. The acquisition of Excell and ClientLink in July and November, respectively, broadened CompuCom's service offerings to include application design, development and maintenance. At the end of the year, CompuCom employed more than 300 associates in the area of application development and design.

     Service revenue is primarily derived from application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset management, software management, mobile and wireless computing services and IT consulting, including enterprise infrastructure solutions, storage area networks ("SANS"), server management, unified messaging and e-business/information security, and services provided in support of certain manufacturers' direct fulfillment initiatives. CompuCom continues to focus on expanding its presence in technology management. This commitment is reflected in the increase in its service personnel. As of December 31, 2001, the Company employed over 2,700 service personnel, including application programmers, IT consultants, system, field and network engineers, help desk agents and configuration technicians compared to approximately 800 as of the beginning of 1995.

     CompuCom currently maintains a configuration and systems integration center located within the configuration and distribution center at Paulsboro, New Jersey. The center provides a single point of integration for all standard and nonstandard multi-vendor products and software, enabling CompuCom to meet client demand for advanced complex systems and network configuration technologies, as well as image management. The configuration center's process is ISO 9001 certified and provides 100% automated quality control. More complex requirements involving distributed network configurations, SANS, point of sale devices, routers, hubs, cable modems, customer server rack and kiosk builds, mass customization and emerging technology services including PDAs and wireless LANs are all processed through this center.

     CompuCom's technology management service offerings include various aspects of desktop outsourcing and LAN/WAN network outsourcing. Such offerings include the following: asset management services from systems planning, tool selection, implementation and reporting, including data-mining; multi-vendor hardware support services, including break/fix, IMAC, and out of warranty hardware support, server and network support, and technology refresh and integration; mobile computing support services, including OEM wireless program support and mobile hardware repair; depot repair; software support services, including wintel software and enterprise support, as well as image certification and management support; network and systems management services, including remote network systems, applications monitoring and management, remote LAN administration and intrusion detection and security monitoring. These services are performed in accordance with specific needs of the client and may be based upon contracting vehicles ranging from multi-year, SLA-based contracts to time and material arrangements. In addition, CompuCom is authorized to provide hardware warranty services for certain major manufacturers whose products CompuCom sells.

     Consulting and systems integration services intended to help clients assess, plan, design and deploy applicable technologies are also offered by CompuCom. These services focus on enterprise infrastructure solutions, SANs, server management, unified messaging, e-business and information security. Examples of such services offered include: application design, development and maintenance; IT strategic consulting, E-business solutions, including enterprise portal development and integration, web infrastructure, and content design, implementation, and management; enterprise architecture and messaging solutions; enterprise management solutions, including desktop, network and systems design, implementation, and management; information security solutions, including security strategy, assessment, architecture, and audit; enterprise data storage services, including storage assessment and management and storage area network and network attached storage solution design, configuration, and integration.

     CompuCom's field engineers and consultants are located throughout the United States, including Alaska and Hawaii. In addition, CompuCom maintains approximately 40 service centers located in major metropolitan areas throughout the United States. These service centers generally consist of approximately 1,200 square feet and primarily serve as service parts logistics centers, as well as providing office space for service and sales personnel. Service technical associates utilize proprietary software known internally as Airtime, through which they are able to directly report time and activities from remote locations using special wireless communication capabilities. The use of this system helps ensure more timely and accurate reporting of each technician's time spent on a work order or project, thereby enhancing productivity and billing accuracy. In addition, Airtime is also utilized in the performance of equipment repair and maintenance services, including identifying the replacement parts necessary for equipment repair and the availability of those parts.

     CompuCom offers help desk support through its award-winning enterprise help desk located at CompuCom's headquarters in Dallas, Texas and in Tempe, Arizona. These multi-vendor help desk services, tightly integrated with CompuCom's other services offerings, offer information systems departments the skills, tools and resources needed to assess, plan, design, implement and operate a single-point of contact, resolution-oriented help desk to support client's information technology investments. CompuCom's help desk services include call management, problem management, knowledge management, event tracking, and remote desktop control. During 2001, CompuCom employed e-support technology as a standard element of its help desk service offering. By utilizing the self-healing/self-help and diagnostic capabilities of this technology, CompuCom has been able to reduce not only the need for end-users to call the help desk in order to resolve problems and reduce the need for on-site service calls, but also to shorten the call resolution time for calls that do require help desk personnel for support. CompuCom believes faster resolution of these incidents benefits its clients by increasing end-user productivity and satisfaction as well as reducing help desk costs over time. CompuCom's help desk consists of personnel with expertise in commercial and proprietary software applications, network operating systems and hardware (including PDAs, Pocket PCs, Palms), who provide technical support to end-users and system administrators.

     CompuCom is committed to increasing its help desk clients' access to information. During 1999, CompuCom expanded its Internet product procurement capabilities with new support services and information access. Beginning in early 2000, help desk clients' technical support staff and service management were given the ability to access call and problem management data, technical bulletins and service documents through the use of the Internet. Later in 2000, clients' end-users were given the ability to view, create, modify and close incidents through the use of the Internet. During 2001, CompuCom further enhanced its help desk capabilities by integrating asset management and self-help functionality into its overall help desk services offering.

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

Competition

     The information technology management industry is highly competitive and management believes competition will intensify in the future. The marketplace in which CompuCom competes continues to experience a significant amount of consolidation. In the future, CompuCom may face fewer, but larger and better-financed competitors as a consequence of this consolidation. In addition, the major manufacturers of the products CompuCom sells have expanded their channels of distribution and now actively compete for CompuCom's clients with direct fulfillment initiatives. These initiatives accelerated in 2001 and management expects them to accelerate even further in 2002. In the highly fragmented computer services business, CompuCom competes with several larger competitors and corporate resellers pursuing services opportunities, as well as many smaller computer services companies. As CompuCom continues to focus on the growth of its services business, it also competes with service providers that have marketed and delivered the services CompuCom provides on a much larger scale and for a longer period of time. Some of these competitors have financial, technical, manufacturing, sales, marketing and other resources that are substantially greater than those of CompuCom. In addition, the computer products and services industry is characterized by intense price competition, which may adversely affect CompuCom's results of operations. There can be no assurance CompuCom will be able to continue to compete successfully with new or existing competitors.

Dependence on Major Vendors and Reliance upon Vendor Programs

     CompuCom's business depends on its relationship with key vendors. A substantial portion of CompuCom's revenues is derived from sales of hardware and software, including Compaq, IBM and HP personal computer products. During 2001, sales of products from these three suppliers represented 65% of total revenues. In addition, a portion of the services CompuCom provides is directly related to the sales of these products. CompuCom's agreements with these vendors contain provisions that provide for periodic renewals and permit termination by the vendor without cause, generally upon 30 to 90 days notice. In addition, CompuCom's product business is dependent upon pricing and related terms, product availability and dealer authorizations, including the ability to provide warranty service, offered by its major vendors. A material adverse effect on CompuCom's business would occur if a supply agreement with a key vendor was materially revised, not renewed or terminated, if the supply of products was insufficient or interrupted or if CompuCom was no longer allowed to provide warranty service for the vendor.

     In addition, CompuCom participates in certain vendor programs that provide for incentive payments for promoting and marketing certain product offerings. A material decrease in the level of funding or credits would have a material adverse effect on CompuCom's business and financial results. CompuCom's liquidity continues to be negatively impacted by the dollar volume of certain manufacturers' rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and claim a rebate from the manufacturer to reduce the final cost. The collection of these rebates can take an extended period of time. There can be no assurance that the incentive programs will continue at the same level in the future, which may have a material adverse effect on CompuCom's business. In addition, an increase in the rebate programs, or the Company's inability to collect outstanding rebates, could have a material adverse effect on CompuCom's financial results.

     Two of CompuCom's top three vendors, Compaq and HP, are currently proposing to effect a merger. If this merger is consummated, CompuCom cannot predict the impact, if any, it will have on its relationship with these vendors or on the PC industry as a whole. There can be no assurance that CompuCom will continue to have a relationship with the merged company in the same manner in which it did with Compaq and HP prior to the merger or that there will be no significant changes in the PC industry as a whole, both of which could have a material adverse effect on CompuCom's business.

Significant Changes to Vendor Terms or Other Unforeseen Events

     Rapid product improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence characterize the personal computer industry. These factors can place inventory at considerable valuation risk. CompuCom's key technology providers generally provide price protection to reduce the risk of inventory devaluation, generally ranging from five to 45 days. These vendors also generally allow CompuCom to return a certain percentage of the product it purchases. However, over the past few years suppliers have reduced the number of days for which they will provide price protection and lowered the amount of product returns they will accept, requiring CompuCom to adjust the number of days of inventory CompuCom stocks. If the suppliers do not continue current price protection and return policies or if there are unforeseen product developments, CompuCom's business and financial results could be materially adversely affected.

Major Vendor's Direct Marketing Initiatives

     As competition in the personal computer industry has intensified, CompuCom's key personal computer suppliers have heightened their direct marketing initiatives. These initiatives have resulted in some of CompuCom's clients electing to purchase personal computer products directly from the manufacturer, rather than through CompuCom. While CompuCom expects these initiatives to continue to accelerate, there could be a material adverse impact on CompuCom's business if the shift of clients to purchase directly from the manufacturers occurs more quickly than anticipated. CompuCom also provides certain fulfillment services to certain of the manufacturers to assist them in their direct programs. In these instances, the client purchases the hardware directly from the manufacturer and CompuCom provides certain services, including configuration and shipping services, to the client on behalf of the manufacturer, for which CompuCom receives a fee. There can be no assurance the manufacturers will continue to purchase these services from CompuCom and the failure to do so could have a material adverse impact on CompuCom's business and financial results.

Working Capital Financing and Interest Rate Fluctuations

     CompuCom finances a significant amount of working capital. CompuCom finances working capital primarily through the use of a receivable securitization program but may also utilize a revolving credit facility as needed. CompuCom's working capital financing bears interest at a floating rate, thereby subjecting CompuCom to interest rate fluctuations. In addition, there can be no assurance that future financings, if necessary, will be available in amounts and on terms acceptable to CompuCom.

Potential Fluctuations in Operating Results

     CompuCom's financial results may vary significantly from quarter to quarter depending on certain factors including, but not limited to, demand for personal computers and related products, client order deferrals, availability of products, client capital budgets and spending constraints, interest rate fluctuations and general economic conditions. CompuCom seeks to control its expense levels, but such expense levels are partially based upon anticipated revenues. Therefore, CompuCom may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As part of its services business, CompuCom is required at times to estimate the resource requirements and costs to complete certain projects. Due to a number of circumstances, it may be necessary to revise these estimates, possibly increasing the amount of expense recorded in any given quarter. Due to certain economic factors, CompuCom may not only experience difficulty in collecting its receivables on a timely basis but also may experience a loss due to client's inability to pay. In addition, certain economic factors may impact the valuation of certain investments CompuCom has made or may make in other businesses. As a result of these and other factors, quarterly period-to-period comparisons of CompuCom's financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Control by Safeguard Scientifics, Inc.

     Safeguard Scientifics, Inc. ("Safeguard") beneficially owns approximately 50% of CompuCom's outstanding common stock and 1.5 million shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of common stock at a rate of $6.77 per share, subject to anti-dilution adjustments. Generally the shares of Series B Preferred Stock are entitled to one vote for each share of common stock into which such shares may be converted. However, with respect to the election of CompuCom's Board of Directors, as long as Safeguard owns at least 40% of CompuCom's outstanding voting securities, the shares of Series B Preferred Stock are entitled to five votes for each share of common stock into which such shares of Series B Preferred Stock may be converted.

     As a result, Safeguard has the ability to control the election of CompuCom's Board of Directors and the outcome of all other matters submitted to CompuCom's stockholders. In addition, Safeguard's influence may either deter any acquisition of CompuCom or CompuCom's ability to acquire another entity and its significant ownership position reduces the public float for CompuCom's common stock. Consequently, this influence and significant ownership could adversely affect the market price and liquidity of CompuCom's common stock.

Attraction and Retention of Key Management and Sales and Technical Personnel

     CompuCom depends heavily on its senior management team, as well as other key management and sales personnel. Further, CompuCom faces competition in attracting and retaining qualified technical personnel to deliver the services CompuCom sells. The failure to recruit and retain key management and sales and technical personnel could have a material adverse impact on CompuCom, including its ability to secure and retain clients.

Management of Growth and Future Acquisitions

     CompuCom's goal is to increase the scale of its operations through internal growth and through the acquisition of other businesses. Consequently, CompuCom may experience periods of rapid growth with significantly increased staffing requirements. CompuCom' ability to maintain and manage its growth effectively will require it to continue to improve its management information system capabilities, processes, and operational and financial systems and controls. In order to effectively manage growth through acquisition, it will be necessary for CompuCom to integrate the operations of acquired businesses in a timely and orderly manner, as well as to attract, train, motivate and retain key management and other personnel. Acquisitions involve a number of special risks, including integrating the acquired business into CompuCom's operations, the potential loss of key employees of acquired businesses, accurate valuation of acquired businesses, incurrence of additional debt to finance acquisitions and the financial impact of goodwill and other intangibles impairment. Although CompuCom has no definite plans to acquire any particular business, it may issue CompuCom common stock to consummate certain acquisitions in the future that may cause dilution to current stockholders. In addition, CompuCom is in the process of expanding its focus to emphasize growth in the services business. There can be no assurance that CompuCom will be successful in these endeavors, and the failure to do so could adversely impact CompuCom's financial position and results of operations.

Low Margin Business

     Gross margins for both product and services continue to be under pressure due to the weak economy and intense competition. CompuCom has responded by reducing operating expenses and by focusing on sales of higher margin services. A material decrease in the gross margin for services or products or a failure by CompuCom to successfully maintain the reduction of operating costs could have a material adverse effect on CompuCom's business.

Decline in Product Revenue

     CompuCom experienced a significant product revenue decline in 2001 when compared to 2000. The Company responded to this decline by reducing its cost structure and continuing to focus on the sale of higher margin services. There can be no assurance that the product revenue decline will slow in the future or that the Company will be able to compete effectively for the sale of products. The inability of CompuCom to continue the reduction of operating expense and sell more services to offset the decline in product revenue could have a material adverse effect on CompuCom's financial position and results of operations.

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

Stock Price Volatility

     CompuCom's stock price is subject to wide fluctuations in response to many internal and external factors. Some of these factors include, but are not limited to: quarterly variations in operating results and achievement of key business metrics; changes in earnings estimates by securities analysts; differences between reported results and securities analysts' published or unpublished expectations; announcements of new contracts or service offerings by CompuCom or its competitors; market reaction to acquisitions, joint ventures or strategic investments announced by CompuCom or its competitors; actions taken by Safeguard; and general economic or stock market conditions unrelated to CompuCom's operating performance.

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

Item 2 Properties
------ ----------

     CompuCom's principal executive and administrative offices are located on a 20-acre campus-type setting consisting of two buildings containing approximately 250,000 square feet of office space in Dallas, Texas. The Company purchased this facility during 1996, refurbished it, and fully occupied the facility by the end of 1997. During March 1999, the Company completed a sale/leaseback transaction for the entire headquarters facility. The lease is for a 20-year period commencing in April 1999, with two five-year renewal options. One of the buildings is an eight-story structure and contains executive offices, a client assistance center, finance, supply chain management, sales and service support, facilities, marketing and human resources. An adjacent three-story building contains CompuCom's information systems group and one of its two enterprise help desk and dispatch teams. In 2000, CompuCom opened a facility in Tempe, Arizona to house members of its second enterprise help desk team.

     CompuCom leases two floors totaling 42,500 square feet of office space in Mason, Ohio, which houses one of its two client assistance centers. The lease expires in July 2005 with a renewal option for five years. As part of the first quarter 2000 restructuring plan, CompuCom consolidated operations to one floor, thereby vacating the other floor.

     During 2001, CompuCom distributed products and provided integration and configuration services from three leased facilities in two locations. In August 1996, the Company entered into a lease for approximately 300,000 square feet of warehouse space located in Paulsboro, New Jersey, which has a five-year term. In addition to warehousing space, this facility contains a state-of-the-art 90,000 square foot configuration center, allowing CompuCom to meet increasing customer demand for advanced complex system integration and network technologies. Effective August 2000, the Company exercised its option to extend the term of the lease for an additional three years, commencing August 1, 2001 and ending July 31, 2004. In October 1999, CompuCom leased an additional 148,000 square feet in an adjacent building in Paulsboro, New Jersey. The lease is for a five-year term, expiring in 2004, with an early termination provision effective September 30, 2002. CompuCom exercised this right in October 2001 and will terminate this lease no later than September 2002. In March 1999, the Company entered into a five-year lease with two five-year renewal options for 97,000 square feet of warehouse space in Raleigh, North Carolina, which was used primarily for configuration and distribution activities of IBM products. This warehouse space was expanded to 168,000 square feet in September 1999. In July 2001, CompuCom closed this facility. CompuCom believes its facilities are adequate to support its business for the foreseeable future.

     See Note 15 to the accompanying Notes to Consolidated Financial Statements for additional information regarding lease costs.

Item 3 Legal Proceedings
------ -----------------

     CompuCom has been named in a putative class action proceeding which arises out of the initial public offering of OPUS360 Corporation. Please refer to Note 18 -- Contingencies in the accompanying Notes to Consolidated Financial Statements for a more detail discussion of this matter.

     In addition to the matter described above, CompuCom is involved in various pending legal proceedings that are of an ordinary and routine nature and that are incidental to its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on its consolidated financial position or results of operations, taken as a whole.

Item 4 Submission of Matters to a Vote of Security Holders
------ ---------------------------------------------------

None have been submitted in the fourth quarter 2001.

                                     PART II
                                     -------

Item 5 Market for Registrant's Common Stock
------ ------------------------------------

     CompuCom's common stock is listed on the Nasdaq National Market (Symbol:
CMPC). As of December 31, 2001, there were approximately 7,000 beneficial holders of the Company's common stock. The high and low sales prices reported within each quarter for the years ended December 31, 2001 and 2000 are as follows:

                                            2001              2000
                                       ---------------   ---------------
                                        High     Low      High     Low
                                       ------   ------   ------   ------
First quarter                          $ 3.25   $ 1.38   $ 7.63   $ 3.75

Second quarter                           3.27     1.72     5.63     1.38

Third quarter                            3.75     2.21     4.44     1.53

Fourth quarter                           2.60     1.85     2.94      .91

The last sale price reported for CompuCom's common stock on March 11, 2002 was $2.99.

     CompuCom has historically reinvested earnings in the growth of its business and has not paid cash dividends on its common stock. In addition, its current credit facilities restrict the amount of dividends CompuCom may pay on its common stock.

Item 6 Selected Financial Data
------ -----------------------

     Selected financial data for CompuCom is presented below:

                                                               For the Years Ended December 31,
                                          -----------------------------------------------------------------------
Operating Results                            2001           2000           1999           1998            1997
-----------------                         ----------     ----------     ----------     -----------     ----------
(in thousands, except per share amounts)
    Revenues                              $1,815,504     $2,710,637     $2,952,263     $ 2,281,631     $1,971,762

    Gross margin                             243,997        284,220        319,069         285,214        271,909

    Earnings before income taxes              11,102          8,530(1)      18,977             668(2)      58,658(3)

    Net earnings                               6,661          5,118(1)      11,574             401(2)      35,194(3)

    Earnings (loss) per common share:
            Basic                                .12            .09(1)         .22            (.01)(2)        .75(3)
            Diluted                              .12            .09(1)         .22            (.01)(2)        .71(3)

Balance Sheet Data
------------------

    Total assets                          $  444,083     $  436,360     $  498,052     $   545,489     $  462,590

    Long-term debt                                --             --             --          81,929         97,400

    Convertible subordinated notes                --             --             --              --          3,000

    Stockholders' equity                     235,312        229,552        222,972         210,281        210,200

(1) Includes a restructuring related charge of $5.2 million ($3.1 million, after tax) and net gains on marketable securities of $$1.0 million ($0.6 million, after tax) or ($.05) per share

(2) Includes restructuring related charges of $16.4 million ($9.9 million, after tax) or ($.21) per share

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

Item 7 Management's Discussion and Analysis of Financial Condition and Results
------ -----------------------------------------------------------------------
       of Operations
       -------------

     Founded in 1987, CompuCom Systems, Inc., together with its subsidiaries is a leading single-source provider of information systems services and products designed to enhance the productivity of large and medium-sized organizations throughout the United States. CompuCom provides information technology outsourcing and system integration services that help clients reduce the costs, complexities, obstacles and risks associated with new technology adoption, operational transition and on-going management of their information systems. CompuCom markets and sells technology management services and products through a direct sales force to approximately 4,400 business clients.

     CompuCom's discussion and analysis of its financial condition and results of operations are based upon CompuCom's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires CompuCom to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. CompuCom bases its estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Critical Accounting Policies
----------------------------

     The Securities and Exchange Commission ("SEC") recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other matters, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. CompuCom's significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Footnote 1 of the Notes to Consolidated Financial Statements. The following is a listing of CompuCom's critical accounting policies and a brief discussion of each:

     .    Allowance for doubtful accounts;

     .    Revenue recognition;

     .    Intangible assets and goodwill; and

     .    Income taxes

     Allowance for Doubtful Accounts. CompuCom's allowance for doubtful accounts relate to trade and vendor accounts receivable. Footnote 2 of the Notes to Consolidated Financial Statements summarize the activity in these accounts. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. The Company specifically analyzes trade and vendor receivables, and analyzes historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends, changes in customer payment terms and the complexities of vendor-mandated program requirements, when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company's customers or vendors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should the Company determine that it would be able to realize more of its receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary. In the fourth quarter of 2001, after a thorough analysis of the above noted criteria and the significant risk reduction in the Company's receivable portfolios, the Company recorded a $2.1 million adjustment to reduce costs of sales relating to the receivable portfolios.

     Revenue Recognition. CompuCom derives revenue from primarily two sources-
1) product sales- which consist of sales of personal computer-related products, including desktop, networking, storage, and mobile computing products, as well as peripherals and software-related products and licenses and 2) services- which consist primarily of application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, training, and services provided in support of certain manufacturers' direct fulfillment initiatives.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

     CompuCom recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is probable. Generally for product sales, these criteria are met at the time of delivery to a common carrier. Provision is made at the time the related revenue is recognized for estimated product returns, which historically have been immaterial. The Company analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of provisions for sales returns. At the time of the transaction, the Company determines whether the fee associated with revenue transactions is fixed and determinable and whether or not collection is reasonably assured. The Company determines whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after the normal payment terms, which are generally 30 days from invoice date, the Company recognizes revenue as the fees become due. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection of the fee is not reasonably assured, the Company defers the revenue and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. For all sales, the Company generally uses either a binding purchase order or signed sales agreement as evidence of an arrangement. Shipping and handling revenues are included in product revenues and costs are included in product costs. The Company's services revenue is primarily billed based on hourly rates, and the Company generally recognizes revenue as these services are performed or ratably over the contract term. CompuCom receives volume incentives from certain vendors related to sales activity of certain products which are recorded as a reduction of cost of goods sold when deemed earned. These incentives are generally based on a particular quarter's sales activity and are primarily formula based, but can significantly fluctuate on a quarterly basis. The Company records these volume incentives when it is reasonably certain as to the amount of the earned rebate/incentive.

    Intangible Assets and Goodwill. CompuCom assesses the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that CompuCom considers important which could trigger an impairment review include the following:

..    significant underperformance relative to expected historical or projected future operating results;

..    significant changes in the manner or use of the acquired assets or the strategy for the Company's overall business;

..    significant negative industry or economic trends;

..    significant decline in its stock price for a sustained period; and

..    CompuCom's market capitalization relative to net book value

     If CompuCom determines that the carrying value of identifiable intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company assesses the recoverability of the intangibles by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flow of the acquired operations. Any impairment is measured based on a projected discounted cash flow method using a discount rate reflecting the Company's average cost of funds. Net intangible assets and goodwill amounted to approximately $111 million as of December 31, 2001.

     In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective, and as a result, CompuCom will cease to amortize goodwill at January 1, 2002. CompuCom recorded approximately $7.5 million of goodwill and intangible amortization during 2001. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. SFAS No. 142 will require the Company to test goodwill for impairment at a level referred to as a reporting unit. Goodwill is considered impaired and a loss is recognized when its carrying value exceeds its implied fair value. The Company may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples. As an overall check on the reasonableness of the fair values attributed to the Company's reporting units, the Company will consider comparing and contrasting the aggregate fair values for all reporting units with the Company's average total market capitalization for a reasonable period of time. However, SFAS No. 142 states that the fair value may exceed market capitalization due to factors such as control premiums and synergies. The Company is required to complete the initial impairment review during the first half of 2002. Any transitional impairment loss, which could be significant, will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

     Income Taxes. CompuCom is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that the Company believes recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance in a period, the Company must include an expense within the tax provision in the statement of operations. CompuCom has not recorded a valuation allowance to reduce the carrying amount of recorded deferred tax assets representing future deductions, as the Company believes it will have sufficient taxable income in the future to realize these deductions. CompuCom considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event CompuCom were to determine that it would not be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Results of Operations
---------------------

     The following table presents CompuCom's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, income taxes and net earnings are shown as a percentage of total revenue for the three years ended December 31:

                                            2001            2000           1999
                                        --------------------------------------------
                                                      ($ in thousands)
Revenue:
    Product                             $  1,533,567    $  2,439,106    $  2,648,341
    Service                                  281,937         271,531         300,105
    Other                                         --              --           3,817
                                        --------------------------------------------
      Total revenue                     $  1,815,504    $  2,710,637    $  2,952,263
                                        ============================================
Gross margin:
    Product                             $    144,150    $    184,976    $    216,166
    Service                                   99,847          99,244         101,184
    Other                                         --              --           1,719
                                        --------------------------------------------
      Total gross margin                $    243,997    $    284,220    $    319,069
                                        ============================================
Gross margin percentage:
    Product                                      9.4%            7.6%            8.2%
    Service                                     35.4%           36.5%           33.7%
    Other                                         --              --            45.0%
                                        --------------------------------------------
      Total gross margin percentage             13.4%           10.5%           10.8%
                                        --------------------------------------------
Operating expenses:
    Selling                                      3.6%            3.1%            3.7%
    Service                                      3.0%            1.8%            1.6%
    General and administrative                   4.8%            3.7%            3.3%
    Depreciation and amortization                1.2%            0.8%            0.8%
    Restructuring charges                        0.0%            0.2%            0.0%
                                        --------------------------------------------
      Total operating expenses                  12.6%            9.6%            9.4%
                                        --------------------------------------------
Earnings from operations                         0.8%            0.9%            1.4%

Financing expenses                               0.2%            0.6%            0.8%
                                        --------------------------------------------
Earnings before income taxes                     0.6%            0.3%            0.6%

Income taxes                                     0.2%            0.1%            0.2%
                                        --------------------------------------------
Net earnings                                     0.4%            0.2%            0.4%
                                        ============================================

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

OVERVIEW

Business Combinations
---------------------

     In January 2001, CompuCom purchased certain assets of MicroAge Technology Services, L.L.C. ("MTS", or "the MTS acquisition"). The assets were purchased out of bankruptcy court and primarily consisted of trade accounts receivable as well as vendor accounts receivable and inventory. The purchase price of approximately $79 million (after post-closing adjustments) was financed using available cash. The purchased assets were used by MTS primarily in its business as a systems integrator of personal computer products. As part of the MTS acquisition, the Company also hired certain of MTS' national sales force, technical service personnel and administrative personnel.

     In July 2001, CompuCom purchased certain assets and assumed certain liabilities of Excell Data Corporation ("Excell", or "the Excell acquisition") for approximately $27 million in available cash, pursuant to the terms of the Asset Purchase Agreement entered into by and among CompuCom, Excell and Cambridge Technology Partners, Inc. ("Cambridge"), the parent of Excell. At the time of the acquisition, Safeguard held a 16.5% equity ownership interest in Cambridge. The net assets acquired were used by Excell primarily in its business of high-end technical applications development, network infrastructure design and deployment and worldwide event technical planning and support. Essentially all of the Excell workforce, consisting of technical application developers, consultants, and administrative personnel were hired as part of the Excell acquisition. The purpose of the Excell acquisition was to expand the suite of CompuCom's service offerings.

     In November 2001, CompuCom purchased certain assets and assumed certain liabilities associated with the application development division of E-Certify Corporation ("ClientLink", or "the ClientLink acquisition") for approximately $2 million in available cash and the surrender of such number of E-Certify Corporation's common stock to decrease the Company's percent ownership from 22% to 19% of outstanding shares. ClientLink provides high-end technical consulting, development, deployment and maintenance services. The ClientLink acquisition further expands the suite of CompuCom's service offerings. Since 1999, the Company accounted for their investment in E-Certify using the equity method.

     In November 2001, CompuCom acquired Northern NEF, Inc. ("NNEF", or "the NNEF acquisition") for approximately $15 million in available cash. NNEF is a Federal systems integrator and solutions provider, whose services include systems engineering, software development, integration, test and training as well as related program management support services to various defense and civilian agencies of the Federal government, as well as to state governments and commercial accounts. The NNEF acquisition provides CompuCom with an entrance to the Federal marketplace and expands the capabilities NNEF can provide primarily to its Federal clients through CompuCom's existing service offerings.

2001 Compared to 2000
---------------------

     Product revenue, which is primarily derived from the sale of desktop, networking, storage, and mobile computing products, as well as peripherals and software-related products and licenses to corporate and government clients, decreased approximately 37.1% to $1.5 billion in 2001 from $2.4 billion in 2000. This decrease was primarily a result of both a decline in units sold and lower average selling prices. CompuCom believes this decrease can be primarily attributed to general economic conditions which has resulted in lower demand for personal computer products mainly from its Fortune 1000 client base. As a result of this economic slowdown, product purchases and IT projects are being delayed, downsized or cancelled. In addition, product revenue has been negatively impacted not only by certain clients electing to participate in certain manufacturers' direct fulfillment programs, thereby fulfilling their product requirements directly from the manufacturer but also from increased competition from other direct marketers. Partially offsetting the overall decrease in product revenue was incremental product revenue realized as a result of the MTS acquisition as well as a 17.3% increase in software license revenue from $202 million in 2000 to $237 million in 2001.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

     Product gross margin is the difference between product revenue and the cost of that product revenue. The cost of product revenue consists primarily of the price CompuCom pays to acquire the product from the vendor. Product gross margin as a percentage of product revenue increased to 9.4% in 2001 from 7.6% in 2000, while 2001 product gross margin dollars declined $40.8 million to $144.2 million. The decline in product gross margin dollars was primarily a result of the decline in product revenue. CompuCom believes the increase in product gross margin as a percentage of product revenue was primarily due to the decline in revenue generated by higher volume, lower margin clients. Also contributing to the product gross margin percentage increase was an increase, as a percentage of product revenue, in the amount of vendor volume incentives earned in 2001 as compared to 2000. Each quarter CompuCom performs a risk assessment relating to the collectibility of receivables, the realizability of inventories and the likelihood of the collection of vendor rebate receivables. During 2001, the balance sheet amounts relating to receivables, inventories and vendor rebate receivables declined 26.2%, 51.8%, and 49.7%, respectively. As a result, CompuCom believes its balance sheet risk also lessened, resulting in a fourth quarter favorable adjustment to product cost of $2.1 million. Partially offsetting the overall increase in product gross margin percentage was the impact of the increase in software license revenue, which has a lower average gross margin than other product sales. Due to both the weak overall economic environment and competitive conditions, CompuCom expects to continue to experience competitive pressure on both product revenue and product gross margin, the result of which may be to report lower product revenue and product gross margin when compared to the comparable prior year period or previous quarter.

     Service revenue increased approximately 3.8% to $282 million in 2001 from $272 million in 2000. Service revenue is primarily derived from application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, network infrastructure and deployment, event technical planning and support, and services provided in support of certain manufacturers' direct fulfillment initiatives. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increase in service revenue was primarily due to service revenue related to field engineering and the impact of the Excell acquisition. The increase in service revenue related to field engineering was primarily due to the MTS acquisition. Partially offsetting these increases were declines in demand for services directly related to the sale of desktop, networking, and mobile computing products, such as configuration and installation services, and IT consulting services. Service gross margin as a percentage of service revenue decreased to 35.4% in 2001 from 36.5% in 2000. The decrease in service gross margin was primarily due to pricing pressure on the Company's service offerings. In addition, service gross margin percentage realized on Excell revenue is lower relative to the collective gross margin percentage of the Company's other service-related offerings. CompuCom expects to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period or previous quarter.

     Selling expenses consist primarily of salary, commissions and benefits for sales and sales-support personnel, along with other costs directly related to such personnel. Selling expense decreased approximately $18.8 million in 2001 as compared to 2000. CompuCom attributes this decrease to its own cost management efforts, primarily related to sales-support personnel and related costs, chiefly telecommunications expense, as well as reductions in selling expenses that vary directly with the decline in product revenue. Selling expense as a percentage of revenue increased to approximately 3.6% of revenue in 2001 from approximately 3.1% in 2000, due primarily to the decline in product revenue for the comparable periods.

     Service expenses consist primarily of salary and benefits cost for personnel supporting the service business, along with other costs directly related to such personnel. Service expenses increased approximately $4.4 million in 2001 as compared to 2000. The increase was due primarily to personnel and training costs, as well as investments in the service infrastructure associated with supporting the service business. A portion of this increase relates to the added personnel and infrastructure costs associated with the Excell acquisition. As a percentage of revenue, service expense increased to 3.0% in 2001 from 1.8% in 2000. Contributing to the increase in service expense as a percentage of total revenue was the decline in product revenue.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

     General and administrative expenses consist principally of salary and benefit costs for executive, operations, information services, and administrative personnel, along with certain infrastructure costs directly related to such personnel, as well as professional services and other general corporate activities. General and administrative expense decreased approximately $12.8 million in 2001 versus 2000. The decrease is reflective of the Company's ongoing cost management efforts which include personnel-related costs, as well as certain infrastructure costs, primarily telecommunications expense. General and administrative expense increased as a percentage of revenue from 3.7% in 2000 to 4.8% in 2001 due primarily to the decline in product revenue. Operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset certain expenses incurred.

     Depreciation and amortization expense increased approximately $0.9 million in 2001, a 4% increase over 2000. The increase was primarily due to depreciation related to capital expenditures for upgrades to the Company's technology infrastructure, personal computer deployments to certain personnel, including those hired as part of the MTS acquisition, and certain other capital investments associated with the MTS acquisition. As a percentage of revenue, this expense increased from 0.8% in 2000 to 1.2% in 2001 primarily due to the decline in product revenue.

     Financing expense decreased in absolute dollars and as a percentage of revenue in 2001 as compared to 2000. The decrease in financing expense was primarily due to CompuCom's improved management of working capital, as well as lower financing requirements due to the decline in product revenue. The decline in financing expense was also due to the effect of higher interest income generated from investing increased available cash as well as a decrease in CompuCom's average effective interest rate in 2001 to 6.6% as compared to 8.2% in 2000.

     As a result of the factors discussed above, CompuCom recorded net earnings in 2001 of $6.7 million, up 30.1% when compared to 2000. Net earnings in 2000 were $5.1 million, including an after-tax restructuring charge of $3.1 million.

2000 Compared to 1999
---------------------

     Product revenue, which is primarily derived from the sale of desktop, networking, storage, and mobile computing products, as well as peripherals and software-related products and licenses to corporate and government clients, decreased approximately 7.9% to $2.4 billion in 2000 from $2.6 billion in 1999. CompuCom believes product revenue was negatively impacted by manufacturer direct selling and fulfillment initiatives as well as lower product demand when compared to higher than normal spending by CompuCom's clients in 1999 as part of their preparation for the Year 2000. These factors were partially offset by the positive impact of the acquisition of the Technology Acquisition Services Division ("TASD") of Entex Information Services, Inc., which occurred in May 1999. Product gross margin as a percentage of product revenue decreased to 7.6% in 2000 from 8.2% in 1999. This decrease was primarily due to increased competition from direct marketers and other companies who sell personal computer products.

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

     Service expenses increased approximately $2.1 million in 2000 compared to 1999. As a percentage of revenue, service expense increased to 1.8% in 2000 from 1.6% in 1999. The increase was due primarily to personnel costs and investments in the service infrastructure associated with supporting the service business, as well as enhancements and additions of new service offerings, partially offset by the impact of the April 1999 E-Certify merger whereby ClientLink was no longer a consolidated subsidiary. Consequently, service expense in 2000 does not reflect ClientLink's operating expenses.

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

     Depreciation and amortization expense was relatively flat in 2000 as compared to 1999 in both absolute dollars and as a percentage of revenue. Reflected in depreciation and amortization expense was the impact of goodwill amortization related to the May 1999 TASD acquisition for the full year 2000. However, this impact was offset by additional goodwill amortization of $0.7 million recorded in 1999 related to the completion of the allocation of the purchase price of two 1998 acquisitions.

     Financing expense decreased in absolute dollars and as a percentage of revenue in 2000 as compared to 1999. This decline was primarily due to two factors: greater financing requirements in 1999 mainly due to the TASD acquisition, and CompuCom's ability to improve its management of working capital, resulting in lower financing needs. This decline was partially offset by an increase in CompuCom's effective interest rate in 2000 to 8.2% as compared to 7.7% in 1999.

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

Liquidity and Capital Resources
-------------------------------

     Working capital at December 31, 2001 was $87.1 million, compared to $117.5 million at December 31, 2000. The decrease in working capital was primarily the result of declines in receivables and inventories, offset by an increase in cash and cash equivalents. The decrease in receivables was primarily due to the decline in revenue, particularly in the fourth quarter, when revenue was 48% less than fourth quarter 2000. Partially offsetting the impact of lower revenue levels was a $76.0 million reduction in the amount of receivables utilized under CompuCom's securitization facility. The decrease in inventories was primarily due to lower product demand as well as the Company's ongoing efforts to minimize risk associated with suppliers' price protection and returns programs by maintaining lower inventory levels. These factors resulted in an improvement in inventory turns from 22.0 in 2000 to 28.5 in 2001.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

     While CompuCom's liquidity continues to be negatively impacted by the dollar volume of certain manufacturers' rebate programs, significant improvement was realized during 2001. Under these programs, CompuCom is required to pay a higher initial amount for product and claim a rebate from the manufacturer to reduce the final cost. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom's initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. These programs have been at times a material factor in CompuCom's financing needs. As of December 31, 2001 and 2000, CompuCom was owed approximately $14 million and $53 million, respectively, under these vendor rebate programs. These amounts are included as a reduction to accounts payable on the Consolidated Balance Sheets.

     CompuCom's working capital requirements are generally funded through financing arrangements and internally generated funds. As of December 31, 2001, financing arrangements consisted of a $125 million securitization ("Securitization") and a $50 million working capital line of credit ("Revolver"). Consistent with its financing requirements, during 2001 the Company reduced the Securitization facility from $150 million to $125 million and reduced the Revolver facility from $100 million to $50 million. The Securitization pricing is based on a designated short-term interest rate plus an agreed upon spread. Amounts outstanding as sold receivables as of December 31, 2001 consisted of two certificates totaling $74 million, one certificate for $24 million with an April 2002 maturity date and one certificate for $50 million with an October 2003 maturity date. CompuCom expects the agreement relative to the $24 million certificate to be renewed no later than its expiration in April 2002. The Revolver, which matures in May 2002 and is expected to be renewed no later than its maturity date, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on CompuCom's assets. Availability under the Revolver is subject to a borrowing base calculation. As of December 31, 2001, availability under the Revolver was $50 million with no outstanding amounts. Terms of the Revolver limit the amounts available for capital expenditures and dividends. Both the Securitization and the Revolver require CompuCom to maintain compliance with selected financial covenants and ratios. The weighted-average interest rate on borrowings was approximately 6.6% and 8.2% in 2001 and 2000, respectively.

     CompuCom's business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to its overall financial position. Generally, the Company's capital expenditures relate to its information technology hardware and software and improvements in its distribution centers. Capital expenditures were approximately $21 million in 2001 as compared to approximately $9 million in 2000. This increase was primarily due to upgrades to the Company's technology infrastructure, system deployments to certain personnel, including those hired as part of the MTS acquisition, and certain other capital investments associated with the MTS acquisition. CompuCom currently expects its capital expenditure requirements in 2002 to be in a range between $10 to $15 million.

Contractual Obligations
-----------------------

     CompuCom's contractual obligations consist of noncancelable operating leases for facilities and equipment. Future minimum lease payments under noncancelable operating leases as of December 31, 2001 are as follows (in thousands):

                2002                    $ 9,971
                2003                      9,023
                2004                      6,286
                2005                      4,625
                2006                      4,154
                2007 and thereafter      47,947
                                        -------
                                        $82,006
                                        =======

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

2000 Restructuring
------------------

     During the first quarter of 2000, CompuCom effected a restructuring plan designed to reduce its cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office facilities, and reducing its workforce. As a result, CompuCom recorded a restructuring charge of $5.2 million in the first quarter of 2000. The $5.2 million charge is included in a separate line of operating expense totaling $5.4 million in the Company's 2000 Consolidated Statements of Operations. The following table provides a summary by category and rollforward of the changes in the restructuring accrual for the years ended December 31, 2001 and 2000:

                                              (Amounts in thousands)
                          ---------------------------------------------------------------------
                          Restructuring     Cash             Accrual at    Cash      Accrual at
                              Charge      Payments   Other    12/31/00    Payments    12/31/01
                          ---------------------------------------------------------------------
Lease termination costs      $2,904       $  (876)   $(258)   $ 1,770      $(361)     $ 1,409
Employee severance and
  related benefits            1,800        (1,774)     (16)        10        (10)          --
Other                           465           (87)    (378)        --         --           --
                          ---------------------------------------------------------------------
Total                        $5,169       $(2,737)   $(652)   $ 1,780      $(371)     $ 1,409
                          =====================================================================

     The $1.4 million and $1.8 million accrued at December 31, 2001 and 2000, respectively, are reflected in accrued liabilities on the Consolidated Balance Sheets.

     Lease termination costs include the estimated cost to close the three office facilities and represents the amount required to fulfill CompuCom's obligations under signed lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated amount to be paid to terminate the lease contracts before the end of their terms. In developing the estimated costs, CompuCom consulted with a professional real estate firm with knowledge of market rent rates in all applicable markets where the Company has space. Assumptions have been used for market rent rates and the estimated amount of time necessary to sublet the facilities. Payments, net of proceeds derived from subleases, are charged against the accrual as incurred. The remaining accrual at December 31, 2001 relates to two leases for office facilities that have not been terminated, one of which has not been sublet.

     Severance is paid based on associates' years of service as well as their position within the organization. The reduction in workforce included 308 associates.

     Other restructuring charges primarily include the write-off of leasehold improvements at the Houston distribution center.

     Based on revised estimates during 2000, $258,000 of the lease termination cost accrual was reversed. In addition, the employee severance related accrual and other expenses accrual were reduced by $16,000 and $57,000, respectively, and are reflected in restructuring charges in the Consolidated Statements of Operations. The remaining restructuring accrual at December 31, 2001 is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and actual amounts paid will be reflected in operating expense in future periods.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

1998 Restructuring
------------------

     During the fourth quarter of 1998, CompuCom recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance and benefits related to a reduction in workforce. The following table provides a summary by category and rollforward of the changes in this restructuring accrual for the years ended December 31, 2001 and 2000:

                                                 (Amounts in thousands)
                          ---------------------------------------------------------------------
                          Accrual at     Cash               Accrual at    Cash       Accrual at
                          12/31/1999   Payments   Other     12/31/2000   Payments   12/31/2001
                          ---------------------------------------------------------------------
Lease termination costs     $1,240     $(1,155)   $ 625        $710       $(258)       $452
Employee severance and
     related benefits          560        (514)     (46)         --          --          --
Asset disposals, net of
     estimated proceeds         --          --       --          --          --          --
Other                           --          --       --          --          --          --
                          ---------------------------------------------------------------------

Total                       $1,800     $(1,669)   $ 579        $710       $(258)       $452
                          =====================================================================

     The $0.5 million and $0.7 million accrued at December 31, 2001 and 2000, respectively, are reflected in accrued liabilities on the Consolidated Balance Sheets.

     The amount accrued at December 31, 2001 for lease termination costs relates to seven remaining leases, two of which have not been sublet, of the original 65 leases which have not been terminated. The accrual represents the amount required to fulfill the Company's obligations under signed lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated amount to be paid to terminate the lease contracts before the end of their terms. Payments, net of proceeds derived from subleases, are charged against the accrual as incurred.

     Severance was determined based upon associates' years of service as well as their position within the organization. The reduction in workforce included 457 associates.

     Based on revised estimates during 2000, $46,000 of the severance related accrual was reversed. Also, additional expenses related to lease termination costs of approximately $625,000 were recorded during 2000 due to changes in estimates on remaining properties and are reflected in restructuring charges in the Consolidated Statements of Operations. The remaining restructuring accrual at December 31, 2001 is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and actual amounts paid will be reflected in operating expense in future periods.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Recent Accounting Pronouncements
--------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     Upon adoption of SFAS No. 142, CompuCom will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require CompuCom to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. CompuCom will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, CompuCom must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. As an overall check on the reasonableness of the fair values attributed to CompuCom's reporting units, the Company will consider comparing and contrasting the aggregate fair values for all reporting units with the Company's average total market capitalization for a reasonable period of time. However, SFAS No. 142 states that the fair value may exceed market capitalization due to factors such as control premiums and synergies. CompuCom expects to complete the initial impairment review during the first half of 2002. Any transitional impairment loss, which could be significant, will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of December 31, 2001, CompuCom has unamortized goodwill and identifiable intangible assets of approximately $111 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $7.5 million for the year ended December 31, 2001. Because of the extensive effort needed to adopt SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these pronouncements on CompuCom's financial statements at the date of this report, including the extent to which transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

Item 7A Quantitative and Qualitative Disclosures about Market Risk
------- ----------------------------------------------------------

     CompuCom is exposed to interest rate risk primarily through its Securitization and Revolver. CompuCom utilizes its Securitization and Revolver for its working capital and other financing needs. If CompuCom's effective interest rate were to increase by 100 basis points (1.00%), CompuCom's annual financing expense would increase by approximately $1.1 million based on the average balances utilized under the Securitization and Revolver during the twelve months ended December 31, 2001. CompuCom did not experience a material impact from interest rate risk during 2001.

     Currently, CompuCom does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.

Item 8 Financial Statements and Supplementary Data
------ -------------------------------------------

     The consolidated financial statements filed with this report appear on pages F-2 through F-27, and are listed on page F-1.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial
------ -------------------------------------------------------------------------
       Disclosure
       ----------

None.

                                    PART III
                                    --------

Item 10 Directors and Executive Officers of the Registrant
----------------------------------------------------------

The executive officers of CompuCom as of March 7, 2002 are as follows:

        Name                    Age                       Position
        ----                    ---                       --------
J. Edward Coleman /(1)/          50        Chairman, President, Chief Executive Officer and Director

M. Lazane Smith /(2)/            47        Senior Vice President,  Finance, Chief Financial Officer,
                                           Secretary and Director

Anthony F. Pellegrini /(3)/      59        Senior Vice President, Sales

David A. Loeser /(4)/            47        Senior Vice President, Human Resources

John F. McKenna /(5)/            38        Senior Vice President, Services

/(1) Mr. Coleman was hired as Chief Executive Officer on December 1, 1999, was elected to the Board of Directors in February 2000, was named President in July 2000, and was elected Chairman of the Board of Directors in October 2001. Prior to joining CompuCom, he served as Business Development Executive and Director of Marketing for Computer Sciences Corporation ("CSC"), from March 1995 to December 1999. From 1993 until joining CSC, Mr. Coleman was Executive Vice President of McCollister's Technical Services, Inc. ("McCollister's"). Prior to joining McCollister's, he spent 17 years with IBM Corporation, including five years with IBM Credit Corporation serving as Vice President and General Manager of Channel Financing./

/(2) Ms. Smith has held the position of Senior Vice President, Finance and Chief
     Financial Officer since February 1997. Ms. Smith joined the Company in 1993 as Corporate Controller and was promoted to Vice President Finance and Corporate Controller in 1994. She was elected to the Board of Directors and Secretary in February 2001./

/(3) Mr. Pellegrini joined the Company as Senior Vice President, Sales in March
     2000. Prior to joining CompuCom, he spent two years with CSC as Director of Business Development. Prior to CSC, he spent 11 years with Digital Equipment Corporation, serving as an Account Manager, Account Vice President, and then Vice President of Outsourcing Services./

/(4) Mr. Loeser joined CompuCom in April 1999 as Senior Vice President of Human
     Resources. Prior to joining CompuCom, he served as Senior Vice President of Human Resources for Quaker State, Inc. from 1996 to 1998. From 1994 to 1996, Mr. Loeser held the position of Senior Vice President of Human Resources with Continental Airlines./

/(5) Mr. McKenna joined the Company in January 1999 as Vice President, Managed
     Desktop Services and was promoted to Senior Vice President, Services in September 1999. Prior to joining CompuCom, he served as Senior Vice President Services for Oracle Corp. during 1998. From 1995 to 1998, Mr. McKenna served as a partner with Deloitte Consulting./

     Directors

     CompuCom incorporates by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement with respect to its May 15, 2002 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

     Disclosure of Delinquent Filers Pursuant to Item 405 of Regulation S-K

     CompuCom incorporates by reference the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in its definitive Proxy Statement with respect to its May 15, 2002 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11 Executive Compensation
------- ----------------------

     CompuCom incorporates by reference the information contained under the captions "EXECUTIVE COMPENSATION AND OTHER ARRANGEMENTS" in its definitive Proxy Statement with respect to its May 15, 2002 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12 Security Ownership of Certain Beneficial Owners and Management
------- --------------------------------------------------------------

     CompuCom incorporates by reference the information contained under the caption "STOCK OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND GREATER THAN 5% STOCKHOLDERS" in its definitive Proxy Statement with respect to its May 15, 2002 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13 Certain Relationships and Related Transactions
------- ----------------------------------------------

     CompuCom incorporates by reference the information contained under the caption "RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT AND OTHERS" in its definitive Proxy Statement with respect to its May 15, 2002 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                     PART IV
                                     -------

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K
------- ---------------------------------------------------------------

(a)  Financial Statements and Schedules.

     The financial statements filed with this report are listed on page F-1.

(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed by the Registrant during the three months ended December 31, 2001.

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

10(d)**      Amendment No. 2 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective
             January 26, 1998 (exhibits omitted) (17) (Exhibit 10.2)

10(e)**      Amendment Three to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective
             May 28, 1999 (26) (Exhibit 10.E)

10(f)**      Amendment Four to CompuCom Systems, Inc. 401(k) Matched Savings Plan, dated
             July 29, 1999, with attached Appendix A (26) (Exhibit 10.F)

10(g)**      Amendment Five to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective
             December 30, 1999 (26) (Exhibit 10.G)

10(h)        Amended and Restated Credit Agreement, dated as of November 3, 1997, among CompuCom
             Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender(15) (Exhibit 16(t))

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

10(k)        CompuCom Receivables Master Trust I Pooling and Servicing Agreement 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, among PNC Bank, National Association,
             Market Street Capital Corporation, Norwest Bank Minnesota, National Association, CompuCom Systems, Inc.,
             and CSI Funding, Inc. (26)(Exhibit 10(K))

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

10(t)        U.S. Reseller Agreement, dated January 23, 1993, between Compaq Computer Corporation and CompuCom Systems, Inc. (7) (Exhibit 10(l))

10(u)        Software License Agreement, dated January 15, 1998, between Compaq Computer Corporation and
             CompuCom Systems, Inc. (15) (Exhibit 10(bb))

10(v)        Channel Installation Agreement for Microsoft Products, dated January 15, 1998, between Compaq
             Computer Corporation and CompuCom Systems, Inc.(15) (Exhibit 10(cc))

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

10(gg)       $7,840,000 Secured Promissory Note, dated December 30, 1997, from MacFarlan
             Realty Partners, L.L.C., to CompuCom Systems, Inc.(15) (Exhibit 10(ll))

10(hh)       Note  Modification  Agreement and  Settlement  Agreement,  dated as of November 30, 1998,  between
             MacFarlan Realty Partners L.L.C. and CompuCom Systems, Inc.(20) (Exhibit 10(ee))

10(ii)       Special Warranty Deed dated as of March 31, 1999, from CompuCom Systems, Inc., as grantor, to Delaware Comp LLC, as grantee, for property located at 7171 Forest Lane,
             Dallas, Texas (26) (Exhibit 10.II)

10(jj)       Lease Agreement dated as of March 31, 1999, between CompuCom Systems, Inc., as tenant, and Delaware Comp LLC, as landlord, for premises located at 7171 Forest Lane, Dallas, Texas, including Exhibit D - Basic Rent Payments
             (26) (Exhibit 10.JJ)

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

10(nn)**     Pledge Agreement, dated August 31, 1994, between Edward R. Anderson and CompuCom
             Systems, Inc. (9) (Exhibit 10(nn))

10(oo)**     $661,251 Secured Term Note, dated June 16, 1997, from Daniel F. Brown to CompuCom Systems,
             Inc. (15) (Exhibit 10(pp))

10(pp)**     Pledge  Agreement,  dated June 16, 1997,  from Daniel F. Brown and  CompuCom  Systems,  Inc.(15)
             (Exhibit 10(qq))

10(qq)**     $796,875 Secured Term Note, dated December 23, 1998, from Thomas C. Lynch to CompuCom
             Systems, Inc. (20) (Exhibit 10(kk))

10(rr)**     Pledge Agreement, dated December 23, 1998, between Thomas C. Lynch and CompuCom Systems,
             Inc. (20) (Exhibit 10(ll))

10(ss)**     $2,021,875 Secured Term Note, dated October 22, 1998, from Edward R. Anderson to
             CompuCom Systems, Inc. (20) (Exhibit 10(mm))

10(tt)**     Pledge Agreement, dated October 22, 1998, between Edward R. Anderson and CompuCom
             Systems, Inc. (20) (Exhibit 10(nn))

10(uu)**     Executive  Employment  Agreement,  dated  October 15,  2001,  between M. Lazane Smith and CompuCom
             Systems, Inc. *

10(vv)**     Executive  Employment  Agreement,  dated October 15, 2001,  between J. Edward Coleman and CompuCom
             Systems, Inc. *

10(ww)**     Employment Separation Letter Agreement, dated January 18, 1999, between William Barry and
             CompuCom Systems, Inc., with attached General Release and Agreement, and Employee Non-
             Disclosure, Non-Solicitation and Non-Competition Agreement (20) (Exhibit 10(rr))

10(xx)**     Employment Separation Letter Agreement, dated April 30, 1999, between Daniel F. Brown and
             CompuCom Systems, Inc., with attached General Release and Agreement, and Employee Non-
             Disclosure, Non-Solicitation and Non-Competition Agreement (26) (Exhibit 10.XX)

10(yy)**     Employment Separation Letter Agreement, dated January 24, 2000, between John Lyons and
             CompuCom Systems, Inc. (26) (Exhibit 10.YY)

10(zz)       Series 2000-1 Supplement,  among CSI Funding, Inc., as the Transferor,  CompuCom Systems, Inc., as
             Servicer,  Lloyds TSB Bank PLC, as Initial Series 2000-1  Certificateholder,  and Wells Fargo,  as
             Trustee on behalf of the Certificateholders, dated as of October 2, 2000 (1) (Exhibit 10(zz))

10(ab)       Second  Amendment to Inventory and Working  Capital  Financing  Agreement dated as of July 1, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation (1) (Exhibit 10(ac))

10(ac)       Third  Amendment to Inventory  and Working  Capital  Financing  Agreement  dated as of October 31,
             2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation (1) (Exhibit 10(ad))

10(ad)       Fourth  Amendment to Inventory and Working  Capital  Financing  Agreement  dated as of January 10,
             2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation (1) (Exhibit 10(ae))

10(ae)**     Executive Employment  Agreement,  dated March 13, 2000, between Anthony F. Pellegrini and CompuCom
             Systems, Inc. (27) (Exhibit 10.1)

10(af)       Amendment  Number  1,  dated  as of May 17,  2001 to the  Series  2000-1  Supplement,  dated as of
             October 2, 2000, by and among CSI Funding,  Inc., CompuCom Systems,  Inc., Lloyds TSB Bank PLC and
             Wells  Fargo  Bank  Minnesota,  National  Association  (f/k/a  Norwest  Bank  Minnesota,  National
             Association) (6) Exhibit 10.1)

10(ag)       Amendment Number 2, dated as of May 17, 2001 to the Series 1999-1 Supplement, dated as of May 7,
             1999, as amended and  restated as of August 20, 1999 and as amended by Amendment Number 1, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National
             Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association
             (f/k/a Norwest Bank Minnesota, National Association) (6) (Exhibit 10.2)

10(ah)       Fifth  Amendment to Inventory  and Working  Capital  Financing  Agreement  dated as of September 30,
             2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation *

10(ai)**     Executive  Employment  Agreement,  dated  October 15, 2001,  between  David A. Loeser and CompuCom
             Systems, Inc. *

10(aj)**     Executive  Employment  Agreement,  dated  October 31,  2001,  between John F. McKenna and CompuCom
             Systems, Inc. *

10(ak)       First  Amendment to Inventory and Working  Capital  Financing  Agreement dated as of July 28, 1999 by and between CompuCom Systems, Inc. and IBM Credit Corporation (1) (Exhibit 10(ab))

21           List of Subsidiaries *

23           Consent of KPMG LLP *

----------
*    Filed herewith

** These exhibits relate to management contracts or to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate, required to be filed as exhibits to this Form 10-K.

(1) Filed on March 26, 2001 as an exhibit to the Annual Report on Form 10-K (No. 000-14371) incorporated herein by reference.

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

(6) Filed on August 14, 2001 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.

(7) Filed on March 31, 1994 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.

(8)  Intentionally omitted.

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

Consolidated Statements of Cash Flows                                     F-6

Notes to Consolidated Financial Statements                                F-7

                          Independent Auditors' Report
                          ----------------------------

The Stockholders and Board of Directors
CompuCom Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of CompuCom Systems, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompuCom Systems, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                            KPMG LLP

Dallas, Texas
February 5, 2002

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000

               (In thousands, except share and per share amounts)

                         Assets                                                 2001         2000
                         ------                                               ---------    ---------
Current assets:
    Cash and cash equivalents                                                 $ 123,150    $  14,857
    Receivables, less allowance for doubtful accounts
     of $2,130 in 2001 and $3,538 in 2000                                       134,980      224,639
    Inventories                                                                  29,608       77,207
    Deferred income taxes                                                         1,398          113
    Other                                                                         6,733        7,513
                                                                              ---------    ---------
         Total current assets                                                   295,869      324,329

Property and equipment:
    Furniture, fixtures and other equipment                                      82,308       62,044
    Leasehold improvements                                                        8,346        8,226
                                                                              ---------    ---------
                                                                                 90,654       70,270
    Less accumulated depreciation and amortization                              (59,088)     (45,966)
                                                                              ---------    ---------
         Net property and equipment                                              31,566       24,304
Goodwill and other intangible assets, less
    accumulated amortization                                                    111,089       77,721
Other                                                                             5,559       10,006
                                                                              ---------    ---------
         Total assets                                                         $ 444,083    $ 436,360
                                                                              =========    =========
                           Liabilities and Stockholders' Equity
                           ------------------------------------
Current liabilities:
    Accounts payable                                                          $ 120,173    $ 112,485
    Accrued liabilities                                                          88,598       94,323
                                                                              ---------    ---------
         Total current liabilities                                              208,771      206,808

Stockholders' equity:
    Series B cumulative, convertible preferred stock, $10 stated value
     Authorized 3,000,000 shares; issued and outstanding 1,500,000 shares        15,000       15,000
    Common stock, $.01 par value.  Authorized 70,000,000 shares;
     issued 49,795,577 shares in 2001, and 49,205,638 shares in 2000                498          492
    Additional paid-in capital                                                   76,252       75,354
    Retained earnings                                                           149,131      143,370
    Treasury stock, at cost, 1,431,525 common shares in 2001
      and 685,635 common shares in 2000                                          (5,569)      (3,160)
    Notes receivable for the sale of stock                                           --       (1,504)
                                                                              ---------    ---------
         Total stockholders' equity                                             235,312      229,552
                                                                              ---------    ---------
         Total liabilities and stockholders' equity                           $ 444,083    $ 436,360
                                                                              =========    =========

See accompanying notes to consolidated financial statements.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 2001, 2000 and 1999
                    (In thousands, except per share amounts)

                                                                  2001         2000         1999
                                                               ----------   ----------   ----------
Revenue:
    Product                                                    $1,533,567   $2,439,106   $2,648,341
    Service                                                       281,937      271,531      300,105
    Other                                                              --           --        3,817
                                                               ----------   ----------   ----------
      Total revenue                                             1,815,504    2,710,637    2,952,263
                                                               ----------   ----------   ----------
Cost of revenue:
    Product                                                     1,389,417    2,254,130    2,432,175
    Service                                                       182,090      172,287      198,921
    Other                                                              --           --        2,098
                                                               ----------   ----------   ----------
      Total cost of revenue                                     1,571,507    2,426,417    2,633,194
                                                               ----------   ----------   ----------

         Gross margin                                             243,997      284,220      319,069

Operating expenses:
    Selling                                                        65,411       84,224      108,333
    Service                                                        54,318       49,958       47,828
    General and administrative                                     87,129       99,940       98,419
    Depreciation and amortization                                  22,729       21,863       21,930
    Restructuring charges                                              --        5,417          387
                                                               ----------   ----------   ----------
      Total operating expenses                                    229,587      261,402      276,897
                                                               ----------   ----------   ----------

            Earnings from operations                               14,410       22,818       42,172

Financing expenses, net                                             3,308       15,278       23,195
Other income, net                                                      --          990           --
                                                               ----------   ----------   ----------
            Earnings before income taxes                           11,102        8,530       18,977

Income taxes                                                        4,441        3,412        7,403
                                                               ----------   ----------   ----------

             Net earnings                                      $    6,661   $    5,118   $   11,574
                                                               ==========   ==========   ==========

Earnings per common share:
      Basic                                                    $      .12   $      .09   $      .22
      Diluted                                                  $      .12   $      .09   $      .22

Average common shares outstanding:
      Basic                                                        48,034       48,703       47,657
      Diluted                                                      48,445       48,937       48,274

See accompanying notes to consolidated financial statements.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2001, 2000 and 1999

                      (In thousands, except share amounts)

                                          Preferred Stock         Common Stock      Additional
                                       --------------------   -------------------    Paid in     Retained      Treasury Stock
                                        Shares      Amount     Shares      Amount    Capital     Earnings    Shares      Amount
                                       ---------   --------   ----------   ------   ----------   --------   ---------   --------
Balances at December 31, 1998          1,500,000    $15,000   47,441,820    $ 474   $   70,380   $128,478          --   $     --

  Exercise of options                                            382,000        4        1,812

  Issuances under employee stock
  purchase plan                                                  193,130        2          573

  Notes receivable for sale of
  stock

  Preferred stock dividend                                                                           (900)

  Net earnings                                                                                     11,574
                                       ---------   --------   ----------   ------   ----------   --------   ---------   --------

Balances at December 31, 1999          1,500,000     15,000   48,016,950      480       72,765    139,152          --         --

  Exercise of options                                            315,650        3          749

  Issuances under employee
  stock purchase plan                                            873,038        9        1,840

  Settlement of notes receivable
  for sale of   stock                                                                                         685,635     (3,160)

  Preferred stock dividend                                                                           (900)

  Net earnings                                                                                      5,118
                                       ---------   --------   ----------   ------   ----------   --------   ---------   --------

Balances at December 31, 2000          1,500,000     15,000   49,205,638      492       75,354    143,370     685,635     (3,160)

  Exercise of options                                             51,618        1          114

  Issuances under employee stock
  purchase plan                                                  538,321        5          784

  Settlement of notes receivable
  for sale of stock                                                                                           745,890     (2,409)

  Preferred stock dividend                                                                           (900)

  Net earnings                                                                                      6,661
                                       ---------   --------   ----------   ------   ----------   --------   ---------   --------

Balances at December 31,2001           1,500,000   $ 15,000   49,795,577   $  498   $   76,252   $149,131   1,431,525   $ (5,569)
                                       =========   ========   ==========   ======   ==========   ========   =========   ========

                                            Notes            Total
                                        Receivable for    Stockholders'
                                        Sale of Stock        Equity
                                        --------------    ------------

Balances at December 31, 1998              $  (4,051)        $210,281

  Exercise of options                                           1,816

  Issuances under employee stock
  purchase plan                                                   575

  Notes receivable for sale of
  stock                                         (374)            (374)

  Preferred stock dividend                                       (900)

  Net earnings                                                 11,574
                                           ---------      -----------

Balances at December 31, 1999                 (4,425)         222,972

  Exercise of options                                             752

  Issuances under employee
  stock purchase plan                                           1,849

  Settlement of notes receivable
  for sale of   stock                          2,921             (239)

  Preferred stock dividend                                       (900)

  Net earnings                                                  5,118
                                           ---------      -----------

Balances at December 31, 2000                 (1,504)         229,552

  Exercise of options                                             115

  Issuances under employee stock
  purchase plan                                                   789

  Settlement of notes receivable
  for sale of stock                            1,504             (905)

  Preferred stock dividend                                       (900)

  Net earnings                                                  6,661
                                           ---------      -----------
Balances at December 31,2001               $      --         $235,312
                                           =========      ===========

See accompanying notes to consolidated financial statements.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                                 (In thousands)

                                                                                     2001         2000            1999
                                                                                   ---------    -----------    -----------
Cash flows from operating activities:
    Net earnings                                                                   $   6,661    $     5,118    $    11,574
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Depreciation and amortization                                                22,729         21,863         21,930
         Restructuring related charges                                                    --          5,417             --
         Other income, net                                                                --           (990)            --
         Deferred income taxes                                                        (1,440)          (686)         4,637

         Changes in assets and liabilities, excluding effects from acquisitions:
           Receivables                                                               168,151         (7,177)        41,500
           Inventories                                                                60,861         51,869        101,744
           Other current assets                                                       (2,475)         1,218         (1,795)
           Accounts payable                                                            8,958        (69,762)        31,660
           Accrued liabilities and other                                             (13,573)        (1,944)       (16,750)
                                                                                   ---------    -----------    -----------
              Net cash provided by operating activities                              249,872          4,926        194,500
                                                                                   ---------    -----------    -----------

Cash flows from investing activities:
    Capital expenditures                                                             (20,900)        (9,327)        (6,867)
    Business acquisitions, net of cash acquired                                     (120,683)            --       (141,253)
    Proceeds from sale of  land and buildings                                             --            617         45,466
    Proceeds from sale of securities                                                      --          2,880             --
                                                                                   ---------    -----------    -----------
              Net cash used in investing activities                                 (141,583)        (5,830)      (102,654)
                                                                                   ---------    -----------    -----------

Cash flows from financing activities:
    Borrowings under revolver                                                          8,000      1,183,300        996,065
    Repayment of revolver                                                             (8,000)    (1,183,300)    (1,079,494)
    Issuance of common stock                                                             904          2,601          2,017
    Preferred stock dividend                                                            (900)          (900)          (900)
                                                                                   ---------    -----------    -----------
              Net cash provided by (used in) financing activities                          4          1,701        (82,312)
                                                                                   ---------    -----------    -----------

Net increase in cash and cash equivalents                                            108,293            797          9,534

Cash and cash equivalents at beginning of year                                        14,857         14,060          4,526

                                                                                   ---------    -----------    -----------
Cash and cash equivalents at end of year                                           $ 123,150    $    14,857    $    14,060
                                                                                   =========    ===========    ===========

Supplemental disclosure of cash flow information
    Income taxes paid                                                              $   8,948    $     1,241    $       824
    Financing expenses paid                                                        $   6,387    $    15,929    $    24,997

See accompanying notes to consolidated financial statements.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

          Description of Business
          -----------------------

          CompuCom Systems, Inc. and subsidiaries ("CompuCom" or "the Company") is a leading single-source provider of information systems services and products designed to enhance the productivity of large and medium-sized organizations throughout the United States. CompuCom provides information technology outsourcing and system integration services that help clients reduce the costs, complexities, obstacles and risks associated with new technology adoption, operational transition and on-going management of their information systems.

          Principles of Consolidation
          ---------------------------

          The consolidated financial statements include the accounts of CompuCom Systems, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in companies in which CompuCom exercises significant influence, but not control, are accounted for using the equity method of accounting. The Company's share of net earnings or loss from such investments is reflected in operating expenses.

          Accounting Estimates
          --------------------

          The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, CompuCom evaluates its estimates, including those related to vendor programs and incentives, allowance for doubtful accounts, inventories, intangible assets and income taxes. CompuCom bases its estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

          Cash Equivalents
          ----------------

          Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less.

          Inventories
          -----------

          Inventories are stated at the lower of average cost or market. The Company continually assesses the appropriateness of inventory valuations giving consideration to obsolete, slow-moving and nonsaleable inventory.

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

          Goodwill and Other Intangible Assets
          ------------------------------------

          Goodwill and other intangible assets represents goodwill and customer lists and is amortized using the straight-line method over a 3 to 20 year period. Accumulated amortization at December 31, 2001 and 2000 was $32,413,000 and $24,622,000, respectively.

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

          Revenue Recognition
          -------------------

          CompuCom's revenue is derived primarily from two sources - 1) product revenue, which includes desktop, networking, storage, and mobile computing products, as well as peripherals and software-related products and licenses and 2) services revenue, which includes application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, training, and services provided in support of certain manufacturers' direct fulfillment initiatives.

          The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time of shipment. Provision is made at the time the related revenue is recognized for estimated product returns, which historically have been immaterial. Revenue from the sale of software licenses is recorded on a gross basis when the software license is delivered to the customer and all other criteria for revenue recognition have been met. Shipping and handling revenues are included in product revenues and costs are included in product costs.

          Revenue earned from services is recognized ratably over the contractual period or as services are performed. Revenue in excess of billings on service contracts is recorded as unbilled receivables. Billings in excess of revenue recognized on service contracts are recorded as deferred income until revenue recognition criteria are met.

          Vendor Programs
          ---------------

          CompuCom receives volume incentives and rebates from certain manufacturers related to sales of certain products which are recorded as a reduction of cost of goods sold when earned. The Company also receives vendor reimbursements that offset certain training, promotional and marketing activities incurred by the Company.

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

                                                                     (continued)

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

          Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          --------------------------------------------------------------------
          of
          ---

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

          Stock-Based Compensation
          ------------------------

          CompuCom accounts for stock options and stock-based awards using the intrinsic-value method and has provided in Note 11 the pro forma net earnings and net earnings per share as if the fair value method had been applied in measuring compensation expense.

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

                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          Recent Accounting Pronouncements
          --------------------------------

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

          Upon adoption of SFAS No. 142, CompuCom will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

          In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require CompuCom to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. CompuCom will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, CompuCom must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. As an overall check on the reasonableness of the fair values attributed to CompuCom's reporting units, the Company will consider comparing and contrasting the aggregate fair values for all reporting units with the Company's average total market capitalization for a reasonable period of time. However, SFAS No. 142 states that the fair value may exceed market capitalization due to factors such as control premiums and synergies. CompuCom expects to complete the initial impairment review during the first half of 2002. Any transitional impairment loss, which could be significant, will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

          As of December 31, 2001, CompuCom has unamortized goodwill and identifiable intangible assets of approximately $111 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $7.5 million for the year ended December 31, 2001. Because of the extensive effort needed to adopt SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these pronouncements on CompuCom's financial statements at the date of this report, including the extent to which transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

(2)  Trade and Vendor Accounts Receivable
     ------------------------------------

          The following table summarizes the activity in the allowance for doubtful accounts for the years ended December 31, 2001, 2000 and 1999:

                                                         (Amounts in thousands)

                                                          Trade        Vendor
                                                       Receivables   Receivables
                                                       -----------   -----------

Balance, December 31, 1998                               $3,507        $4,460
       Charged to costs and expenses                      2,344           888
       Charge-offs                                          756         1,442
                                                         ------        ------

Balance, December 31, 1999                                5,095         3,906
       Charged to costs and expenses                      2,800         1,384
       Charge-offs                                        4,357         2,863
                                                         ------        ------

Balance, December 31, 2000                                3,538         2,427
       Charged to costs and expenses                         --           975
       Charge-offs                                        1,408         2,060
                                                         ------        ------

Balance, December 31, 2001                               $2,130        $1,342
                                                         ======        ======

     Vendor receivables, net of the allowance for doubtful accounts, are recorded as a reduction to accounts payable on the Consolidated Balance Sheets.

(3)  Inventories
     -----------

          Inventory is comprised of product inventory and service parts. At December 31, 2001 and 2000, total inventory was $29.6 million and $77.2 million, respectively. Product inventory was $26.8 million and $74.1 million at December 31, 2001 and 2000, respectively, and service parts inventory as of the same dates was $2.8 million and $3.1 million, respectively.

(4)  Sale/Leaseback of Corporate Headquarters Building
     -------------------------------------------------

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

                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)  Restructuring Charges
     ---------------------

          During the first quarter of 2000, CompuCom effected a restructuring plan designed to reduce its cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office facilities, and reducing its workforce. As a result, CompuCom recorded a restructuring charge of $5.2 million in the first quarter of 2000. The $5.2 million charge is included in a separate line of operating expense totaling $5.4 million in the Consolidated Statements of Operations. The following table provides a detail of the charges and cash payments made by category as well as the amounts accrued as of December 31, 2001 and 2000:

                                                     (Amounts in thousands)
                          ----------------------------------------------------------------------
                          Restructuring     Cash              Accrual at    Cash      Accrual at
                              Charge      Payments    Other    12/31/00    Payments    12/31/01
                          ----------------------------------------------------------------------
Lease termination costs       $2,904      $  (876)   $(258)    $ 1,770      $(361)     $ 1,409
Employee severance and
  related benefits             1,800       (1,774)     (16)         10        (10)          --
Other                            465          (87)    (378)         --         --           --
                              ----------------------------------------------------------------
Total                         $5,169      $(2,737)   $(652)    $ 1,780      $(371)     $ 1,409
                              ================================================================

          The $1.4 million and $1.8 million accrued at December 31, 2001 and 2000, respectively, are reflected in accrued liabilities on the Consolidated Balance Sheets.

          Lease termination costs include the estimated cost to close the three office facilities and represents the amount required to fulfill CompuCom's obligations under signed lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated amount to be paid to terminate the lease contracts before the end of their terms. In developing the estimated costs, CompuCom consulted with a professional real estate firm with knowledge of market rent rates in all applicable markets where the Company has space. Assumptions have been used for market rent rates and the estimated amount of time necessary to sublet the facilities. Payments, net of proceeds derived from subleases, are charged against the accrual as incurred. The remaining accrual at December 31, 2001 relates to two leases for the office facilities that have not been terminated, one of which has not been sublet.

          Severance is paid based on associates' years of service as well as their position within the organization. The reduction in workforce included 308 associates.

          Other restructuring charges primarily include the write-off of leasehold improvements at the Houston distribution center.

          Based on revised estimates during 2000, $258,000 of the lease termination cost accrual was reversed. In addition, the employee severance related accrual and other expenses accrual were reduced by $16,000 and $57,000, respectively, and are reflected in restructuring charges in the Consolidated Statements of Operations. The remaining restructuring accrual at December 31, 2001 is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and actual amounts paid will be reflected in operating expenses in future periods.

                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          During the fourth quarter of 1998, CompuCom recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance and benefits related to a reduction in workforce. The following table provides a summary by category and rollforward of the changes in this restructuring accrual for the years ended December 31, 2001, 2000, and 1999:

                                                            (Amounts in thousands)
                          ------------------------------------------------------------------------------------------------------
                          Accrual at     Cash                Accrual at     Cash              Accrual at     Cash     Accrual at
                          12/31/1998   Payments     Other    12/31/1999   Payments    Other   12/31/2000   Payments   12/31/2001
                          ------------------------------------------------------------------------------------------------------
Lease termination costs     $ 6,415    $(5,175)   $    --      $1,240     $(1,155)   $ 625       $710       $(258)       $452
Employee severance and
   related benefits           2,986     (2,293)      (133)        560        (514)     (46)        --          --          --
Asset disposals, net of
   estimated proceeds         2,907         --     (2,907)         --          --       --         --          --          --
Other                         1,780     (1,780)        --          --          --       --         --          --          --
                            -------------------------------------------------------------------------------------------------
Total                       $14,088    $(9,248)   $(3,040)     $1,800     $(1,669)   $ 579       $710       $(258)       $452
                            =================================================================================================

          The $0.5 million and $0.7 million accrued at December 31, 2001 and 2000, respectively, are reflected in accrued liabilities on the Consolidated Balance Sheets.

          The amount accrued at December 31, 2001 for lease termination costs relates to seven remaining leases, two of which have not been sublet, of the original 65 leases which have not been terminated. The accrual represents the amount required to fulfill the Company's obligations under signed lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated amount to be paid to terminate the lease contracts before the end of their terms. Payments, net of proceeds derived from subleases, are charged against the accrual as incurred.

          Severance was determined based upon associates' years of service as well as their position within the organization. The reduction in workforce included 457 associates.

          Based on revised estimates during 2000, $46,000 of the severance related accrual was reversed. Also, additional expenses related to lease termination costs of approximately $625,000 were recorded during 2000 due to changes in estimates on remaining properties and are reflected in restructuring charges in the Consolidated Statements of Operations. The remaining restructuring accrual at December 31, 2001 is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and actual amounts paid will be reflected in operating expenses in future periods.

(6)  Segment Information
     -------------------

          CompuCom defines its operations as two distinct businesses - 1) sales of personal computer-related products ("product"), which includes desktop, networking, storage, and mobile computing products, as well as peripherals and software-related products and licenses and 2) services ("service"), which is primarily derived from application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, training, and services provided in support of certain manufacturers' direct fulfillment initiatives. CompuCom measures segment earnings as operating earnings, defined as income before restructuring charges, financing expenses and income taxes. All significant inter-segment activity has been eliminated. Total assets are the assets owned or allocated to each segment. Assets included in the "Other" column include all assets not specifically allocated to a segment. CompuCom's equity interest in unconsolidated subsidiaries is reflected in the "Other" column for the years ended December 31, 2001, 2000 and 1999.

                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


For the Year Ended December 31, 2001

Operating Results                            Product       Service      Other        Total
-----------------                          -----------    --------    ---------    ----------
(in thousands)

   Revenues                                $ 1,533,567    $281,937    $      --    $1,815,504

   Gross margin                                144,150      99,847           --       243,997

   Operating earnings (loss)                   (11,703)     26,494         (381)       14,410
   Financing expenses, net                                                             (3,308)
                                                                                   ----------
   Earnings before income taxes                                                    $   11,102
                                                                                   ==========

Total assets                               $   136,892    $ 32,619    $ 274,572    $  444,083
                                                                                   ==========

For the Year Ended December 31, 2000

Operating Results                            Product       Service      Other        Total
-----------------                          -----------    --------    ---------    ----------
(in thousands)
   Revenues                                $ 2,439,106    $271,531    $      --    $2,710,637

   Gross margin                                184,976      99,244           --       284,220

   Operating earnings (loss)
     excluding restructuring charges            (5,408)     34,785       (1,142)       28,235
   Restructuring charge                                                                (5,417)
   Financing expenses, net                                                            (15,278)
   Other income, net                                                                      990
                                                                                   ----------
   Earnings before income taxes                                                     $   8,530
                                                                                   ==========

Total assets                               $   265,707    $ 36,996    $ 133,657    $  436,360
                                                                                   ==========

For the Year Ended December 31, 1999

Operating Results                            Product       Service      Other        Total
-----------------                          -----------    --------    ---------    ----------
(in thousands)
   Revenues                                $ 2,648,341    $300,105    $   3,817    $2,952,263

   Gross margin                                216,166     101,184        1,719       319,069

   Operating earnings (loss)
         excluding restructuring charges         7,079      35,861         (381)       42,559
   Restructuring charges                                                                 (387)
   Financing expenses, net                                                            (23,195)
                                                                                   ----------
   Earnings before income taxes                                                    $   18,977
                                                                                   ==========

Total assets                               $   303,647    $ 35,522    $ 158,883    $  498,052
                                                                                   ==========

                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)  Financing Arrangements
     ----------------------

          CompuCom has financing arrangements which total $175 million, consisting of a $125 million receivable securitization ("Securitization") and a $50 million working capital line of credit ("Revolver"). Consistent with its financing requirements, during 2001 CompuCom reduced the Securitization facility from $150 million to $125 million and the Revolver facility was reduced from $100 million to $50 million.

          The Securitization's pricing is based on a designated short-term interest rate plus an agreed upon spread. The Securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable ("receivables") to a consolidated, wholly-owned bankruptcy-remote special purpose subsidiary (the "SPS"). The risk that CompuCom bears from bad debt losses on trade receivables sold is addressed in its allowance for doubtful accounts. The SPS has sold and, subject to certain conditions, may from time to time sell an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. The sales are reflected as reductions of Receivables in the Consolidated Balance Sheets and are included in the net cash provided by operating activities in the Consolidated Statements of Cash Flows. The proceeds from the sale of receivables are used primarily to fund working capital requirements. CompuCom is retained as servicer of the receivables; however, the cost of servicing is not material. Discounts associated with the sale of receivables totaled $5.5 million, $12.6 million, and $13.0 million for 2001, 2000, and 1999, respectively, and are included in financing expenses in the Consolidated Statements of Operations. Amounts outstanding as sold receivables as of December 31, 2001 consisted of two certificates totaling $74 million, one certificate for $24 million with an April 2002 maturity date and one certificate for $50 million with an October 2003 maturity date. CompuCom expects the agreement relative to the $24 million certificate to be renewed no later than its expiration in April 2002. The amount outstanding as sold receivables as of December 31, 2000 consisted of two certificates totaling $150 million, one certificate for $125 million with an April 2002 maturity date and one certificate for $25 million with a October 2003 maturity date. The designated short-term interest rate at December 31, 2001 was 2.5%, inclusive of the spread.

          The Revolver, which matures in May 2002, bears interest at a rate of LIBOR plus an agreed-upon spread and is secured by a lien on CompuCom's assets. CompuCom expects the Revolver to be renewed no later than its expiration in May 2002. Availability under the Revolver is subject to a borrowing base calculation. As of December 31, 2001, availability under the Revolver was $50 million. No amounts were outstanding under the Revolver as of December 31, 2001 and 2000. Terms of the Revolver limit the amounts available for capital expenditures and dividends. Both the Securitization and the Revolver require CompuCom to maintain compliance with selected financial covenants and ratios.

          The weighted-average interest rate on borrowings was approximately 6.6%, 8.2% and 7.7%, in 2001, 2000 and 1999, respectively.

          Interest income of $4.1 million, $1.8 million and $1.8 million was earned in 2001, 2000 and 1999, respectively, and is included in financing expenses, net, on the Consolidated Statements of Operations.

(8)  Accrued Liabilities
     -------------------

     Accrued liabilities consist of the following as of December 31:

                                                         (Amounts in thousands)
                                                           2001          2000
                                                         -------       -------
Accrued payroll and payroll taxes                        $25,120       $28,510
Accrued cost of software and licenses                     35,412        24,079
Other                                                     28,066        41,734
                                                         -------       -------
Total                                                    $88,598       $94,323
                                                         =======       =======

                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)  Income Taxes
     ------------

     The provision for income taxes is comprised of the following (in thousands):

                                          2001        2000      1999
                                        -------      ------     ------
Current:
     Federal                            $ 5,288      $3,707     $2,401
     State                                  593         391        365
Deferred, primarily federal              (1,440)       (686)     4,637
                                        -------      ------     ------
                                        $ 4,441      $3,412     $7,403
                                        =======      ======     ======

          Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rates of 35% in 2001 and 34% in 2000 and 1999 to earnings before income taxes as a result of the following (in thousands):

                                                   2001        2000        1999
                                                  -----       -----       -----
Computed "expected" tax expense                   3,886       2,900       6,452
State taxes, net of U.S. Federal
   income tax benefit                               261         251         401
Other, net                                          294         261         550
                                                  -----       -----       -----
Actual income tax provision                       4,441       3,412       7,403
                                                  =====       =====       =====
Effective tax rate                                 40.0%       40.0%       39.0%
                                                  =====       =====       =====

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, are presented below (in thousands):

                                                                2001      2000
                                                              -------   -------
Deferred tax assets:
  Net operating loss and credit carryforwards                 $ 7,674   $ 8,292
  Inventories, principally due to additional
    costs inventoried for tax purposes                            187       359
  Accounts receivable, principally due to allowance for
    doubtful accounts                                             712     1,238
  Deferred revenue                                                653     1,706
  Restructuring accrual                                           651       871
  Other accrued expenses                                        2,692     2,893
                                                              -------   -------
    Deferred tax assets                                        12,569    15,359
                                                              -------   -------
Deferred tax liabilities:
  Intangible assets                                             2,010     2,894
  Accelerated depreciation                                      1,541     2,842
  Section 481(a) adjustment                                        --       655
  Other                                                         3,320     5,070
                                                              -------   -------
    Deferred tax liabilities                                    6,871    11,461
                                                              -------   -------
         Net deferred tax asset                               $ 5,698   $ 3,898
                                                              =======   =======

                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          The net deferred tax assets of $5.7 million and $3.9 million at December 31, 2001 and 2000, respectively, are included in deferred income taxes of $1.4 million and $0.1 million, and other assets of $4.3 million and $3.8 million, respectively, on the Consolidated Balance Sheets as of the same dates.

          CompuCom has available net operating loss carryforwards, resulting from acquisitions, totaling approximately $19 million, which expire in the years 2010 to 2017. CompuCom also has available alternative minimum tax credit carryforwards of approximately $982,000, which may be carried forward indefinitely. The utilization of these pre-acquisition tax loss carryforwards and tax credits is limited to approximately $2 million each year under Internal Revenue Code section 382.

(10) Preferred Stock
     ---------------

          CompuCom has authorized three million shares of Series B Cumulative Convertible Preferred Stock ("Series B Shares"), stated value $10, of which 1,500,000 are beneficially owned by Safeguard Scientifics, Inc. ("Safeguard"). The Series B Shares are convertible into shares of common stock based on a conversion price of $6.77 per share subject to anti-dilution adjustments. The Series B Shares are entitled to a 6% per annum cumulative dividend payable out of legally available funds. The Series B Shares are entitled to one vote for each share of common stock into which such Series B Shares may be converted, except that in the election of directors (as long as Safeguard owns at least 40% of CompuCom's then outstanding voting securities, excluding the Series B Shares), the Series B Shares will be entitled to five votes for each share of common stock into which the Series B Shares may be converted.

(11) Stock-Based Compensation
     ------------------------

          CompuCom maintains five stock option plans covering certain key employees and outside directors. The 1983 Stock Option Plan ("1983 Plan") and the 1984 Non-Qualified Stock Option Plan ("1984 Plan") expired by their terms in May 1993 and January 1994, respectively, and therefore no new grants can be awarded out of those plans. All eligible option grants have been made from the Stock Option Plan for Directors ("Directors Plan"), although not all options have been exercised. Under the Directors Plan, non-associate directors were initially granted 10,000 options upon election to the Board, with subsequent service grants awarded in accordance with formulas based upon years of service. CompuCom adopted a 1993 Stock Option Plan ("1993 Plan") under which it may grant qualified or nonqualified stock options to eligible associates and non-associate directors. The 1993 Plan was amended in 1995, 1997, and 1999 to increase the number of shares available. To the extent allowable, all grants are incentive stock options. CompuCom adopted the 2000 Equity Compensation Plan ("2000 Plan") under which it may grant stock options, stock appreciation rights, restricted stock and performance units to eligible associates, individuals to whom employment has been offered, non-associate directors and certain advisors of CompuCom. All options granted under the plans to date have an exercise price equal to the market price of the Company's common stock on the date of grant. Generally, options vest 20-25% each year and expire after 10 years under all plans. At December 31, 2001, approximately 9.6 million shares of common stock were authorized for issuance under these stock option plans.

                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


          In 1998, CompuCom created the CompuCom Systems, Inc. Employee Stock Purchase Plan ("ESPP"). The ESPP provides eligible Company associates the opportunity to purchase common stock of the Company through accumulated payroll deductions. Participation in the ESPP is for periods of six months, beginning on January 1 and July 1 of each year. The first such period was July 1 (i.e., "the enrollment date") through December 31, 1998 (i.e., "the exercise date"). The exercise price, as defined, for each six month period, is equal to the lower of 85% of the fair market value, as defined, of the Company's common stock price on the enrollment date or the exercise date. Once the shares have been purchased, each associate has the option of keeping his shares or selling them at any time. For the six-month withholding periods from January 1 through June 30, 1999 and July 1 through December 31, 1999, associates purchased approximately 159,000 shares at an average price of $3.43 per share and approximately 183,000 shares at an average price of $3.50 per share, respectively, in January of 2000. For the six-month withholding periods from January 1 through June 30, 2000 and July 1 through December 31, 2000, associates purchased approximately 291,000 shares at an average price of $1.38 per share and approximately 241,000 shares at an average price of $1.09 per share, in June and December of 2000, respectively. For the six-month withholding periods from January 1 through June 30, 2001 and July 1 through December 31, 2001, associates purchased approximately 344,000 shares at an average price of $1.09 per share and approximately 195,000 shares at an average price of $1.92 per share, in June and December of 2001, respectively. A total of 1.0 million shares were authorized for issuance under the ESPP. During 2000, the number of shares authorized for issuance was increased to 2.0 million.

          CompuCom applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its various fixed stock option plans and its stock purchase plan. Had compensation cost been recognized consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share amounts)                2001     2000     1999
                                                       ------   ------   -------
Net earnings                             As reported   $6,661   $5,118   $11,574
                                         Pro forma     $4,632   $3,110   $10,229

Basic earnings per share                 As reported   $  .12   $  .09   $   .22
                                         Pro forma     $  .08   $  .05   $   .20

Diluted earnings per share               As reported   $  .12   $  .09   $   .22
                                         Pro forma     $  .08   $  .05   $   .19

          The per share weighted-average value of stock options issued by the Company during 2001, 2000, and 1999 was $1.56, $2.21 and $1.82, respectively, on the dates of grant using the Black Scholes option-pricing model. The following weighted-average assumptions were used to determine the fair value of stock options granted:

                                    2001           2000           1999
                                -----------    -----------    -----------
Dividend yield                       0%             0%             0%
Expected volatility                 83%            74%            59%
Average expected option life      5 years        5 years        5 years
Risk-free interest rate         4.0% to 5.1%   5.0% to 6.3%   5.2% to 6.4%

                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  The fair value of the associates' purchase rights granted in 2001 was $0.72. This estimation of fair value was based on the Black Scholes model with the following assumptions for 2001: dividend yield of 0%, expected volatility of 83%, expected life of 6 months, and a risk-free interest rate of 3.8%.

         Stock option activity under CompuCom's plans is summarized below:

                                            2001                   2000                  1999
                                        --------------------    -------------------   -------------------
                                                   Weighted-              Weighted-             Weighted-
                                                    Average                Average               Average
                                                   Exercise               Exercise              Exercise
                                        Shares      Price       Shares     Price      Shares     Price
                                        --------------------    -------------------   -------------------
                                        (In thousands)          (In thousands)        (In thousands)
Outstanding at beginning of year         6,426      $ 3.45       3,976     $ 3.78      3,994     $ 4.16
     Granted                             2,798        2.27       4,143       3.39      1,920       3.57
     Exercised                             (52)       2.21        (316)      3.13       (382)      1.65
     Canceled                           (1,638)       2.90      (1,377)      4.29     (1,556)      4.91
                                        ------                  ------                ------

Outstanding at end of year               7,534      $ 3.14       6,426     $ 3.45      3,976     $ 3.78
                                        ======                  ======                ======

Options exercisable at year-end          2,322      $ 3.67       1,188     $ 3.82      1,114     $ 4.13

Shares available for future grant        2,082                   3,242                 3,008

          The following summarizes information about the Company's stock options outstanding at December 31, 2001:

                       Options Outstanding                   Options Exercisable
                --------------------------------   ---------------------------------------
                                   Weighted-        Weighted-                     Weighted-
Range of                            Average          Average                       Average
Exercise            Number         Remaining        Exercise       Number          Exercise
Prices           Outstanding     Contractual Life     Price      Exercisable        Price
-------------   -------------    ----------------   ---------   -------------    ----------
                (In thousands)      (years)                     (In thousands)
$1.47 - $2.13      1,468               8.9            $ 2.05          308          $ 2.10
  2.19 - 2.19      1,575               9.3              2.19            0            0.00
   2.30 -3.14        623               9.1              2.87           50            3.00
  3.19 - 3.19      1,755               6.7              3.19        1,146            3.19
 3.25 - 12.50      2,113               7.5              4.65          818            4.97
                   -----                                            -----
$1.47 - $12.50     7,534               8.1            $ 3.14        2,322          $ 3.67
                   =====                                            =====

                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12) Business Combinations
     ---------------------

     During 2001, CompuCom consummated four business combinations (collectively, "the 2001 acquisitions"). The 2001 acquisitions are described below and have been accounted for as purchase transactions. Accordingly, the consolidated financial statements reflect the operations of the acquired businesses from the respective dates of acquisition. The aggregate purchase price of the 2001 acquisitions, net of cash acquired, was approximately $121 million. CompuCom's preliminary allocation of the aggregate purchase price for the 2001 acquisitions consists of approximately $93 million to current assets, $1 million to non-current assets, $37 million to goodwill and other intangible assets, and $10 million to current liabilities. CompuCom used available cash to finance the 2001 acquisitions.

     In January 2001, CompuCom purchased certain assets of MicroAge Technology Services, L.L.C. ("MTS", or "the MTS acquisition") for approximately $79 million. The assets were purchased out of bankruptcy court and primarily consisted of trade accounts receivable as well as vendor accounts receivable and inventory. The purchased assets were used by MTS primarily in its business as a systems integrator of personal computer products. As part of the MTS acquisition, the Company also hired certain of MTS' national sales force, technical service personnel and administrative personnel. The purchase price has been allocated to identifiable assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $1.3 million of negative goodwill was realized as a result of the MTS acquisition and is included in goodwill and other intangible assets in CompuCom's Consolidated Balance Sheet at December 31, 2001. In accordance with the transition provisions of SFAS No. 142, CompuCom expects this amount to be written-off in the first quarter of 2002 as a cumulative effect of a change in accounting principle.

     In July 2001, CompuCom purchased certain assets and assumed certain liabilities of Excell Data Corporation ("Excell", or "the Excell acquisition") for approximately $27 million. The net assets acquired were used by Excell primarily in its business of high-end technical applications development, network infrastructure design and deployment and worldwide event technical planning and support. Essentially all of the Excell workforce, consisting of technical application developers, consultants, and administrative personnel were hired as part of the Excell acquisition. CompuCom is in the process of obtaining an independent third party valuation to determine any amount to be allocated to identifiable intangible assets. CompuCom will make the required adjustments, if any, upon completion of such valuation. Any remaining goodwill in connection with the Excell acquisition is expected to be deductible for tax purposes. In accordance with SFAS No. 141, the Company is not amortizing goodwill related to this acquisition.

     In November 2001, CompuCom purchased certain assets and assumed certain liabilities associated with the application development division of E-Certify Corporation ("ClientLink", or "the ClientLink acquisition") for approximately $2 million and the surrender of such number of E-Certify Corporation's common stock to decrease the Company's percent ownership from 22% to 19% of outstanding shares. ClientLink provides high-end technical consulting, development, deployment and maintenance services. The ClientLink acquisition further expands the suite of CompuCom's service offerings. Since 1999, the Company accounted for its investment in E-Certify using the equity method. CompuCom is in the process of obtaining an independent third party valuation to determine any amount to be allocated to identifiable intangible assets. CompuCom will make the required adjustments, if any, upon completion of such valuation. Any remaining goodwill in connection with the E-Certify acquisition is expected to be deductible for tax purposes. In accordance with SFAS No. 141, the Company is not amortizing goodwill related to this acquisition.

                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     In November 2001, CompuCom acquired Northern NEF, Inc. ("NNEF", or "the NNEF acquisition") for approximately $15 million. NNEF is a Federal systems integrator and solutions provider, whose services include systems engineering, software development, integration, test and training as well as related program management support services to various defense and civilian agencies of the Federal and state governments and commercial accounts. The NNEF acquisition provides Compucom with an entrance to the Federal marketplace and expands the capabilities NNEF can provide primarily to its Federal clients through CompuCom's existing service offerings. CompuCom is in the process of obtaining an independent third party valuation to determine any amount to be allocated to identifiable intangible assets. CompuCom will make the required adjustments, if any, upon completion of such valuation. Any remaining goodwill in connection with the NNEF acquisition is not expected to be deductible for tax purposes. In accordance with SFAS No. 141, the Company is not amortizing goodwill related to this acquisition.

     The following unaudited pro forma financial information presents the combined results of operations as if the 2001 acquisitions had occurred as of the beginning of 2000, after giving effect to certain adjustments, including amortization of goodwill, increased financing expense on debt assumed to have been incurred in relation to the 2001 acquisitions and related income tax effects. The pro forma results do not necessarily represent results which would have occurred if the 2001 acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                          (in thousands, except per share data)
                                          -------------------------------------
                                             2001                      2000
                                          -----------               -----------

Revenue                                   $ 1,862,853               $ 3,882,406

Earnings (loss) before extraordinary loss $     7,779               $   (31,020)

Diluted earnings (loss) per share before
 extraordinary loss                       $      0.14               $     (0.65)

                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13) Related Party Transactions
     --------------------------

     In 1994, CompuCom loaned an officer and director $1,181,250 evidenced by a term note receivable, bearing interest at 6% per annum. The proceeds of the loan were used to purchase shares of the Company's common stock. In addition, in 1998, CompuCom loaned this individual $2,021,875 evidenced by a term note receivable, bearing interest at 5.1% per annum. The loan proceeds were used to exercise stock options. In January 2000, the individual transferred 685,635 shares of the Company's common stock to the Company in satisfaction of the two notes receivable plus accrued interest. As a result, CompuCom recorded a non-cash equity transaction of approximately $3.2 million to record treasury stock, at cost. This officer is no longer employed by the Company.

     In 1997, CompuCom loaned an officer and director $661,251 evidenced by a term note receivable, bearing interest at 6.25% per annum and payable annually. A portion of the loan proceeds were used to exercise stock options. Principal on the note was due on June 17, 2000. Terms of the note were amended such that principal and accrued interest were due on November 30, 2001. In addition, in 1999, CompuCom loaned this individual $625,950 evidenced by a term note receivable, bearing interest at 5.74%, with both accrued interest and principal due November 30, 2000. A portion of the loan proceeds was used to exercise stock options. Terms of the note were amended such that principal and accrued interest were due on November 30, 2001. In connection with the severance arrangement with this former officer, CompuCom modified the terms of the original stock option grant and as a result recorded compensation expense of approximately $529,000 which is reflected in general and administrative expense in the Consolidated Statements of Operations for the year ended December 31, 1999. In February 2001, the individual transferred 473,418 shares of CompuCom's common stock to the Company in satisfaction of the notes receivable plus accrued interest. This officer is no longer employed by the Company.

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

     All of the loans were full recourse loans. In addition, CompuCom retained physical possession of the applicable stock certificates to be held as collateral. Since February 2001, there have been no loans outstanding to any current or former officers or directors.

     CompuCom has transactions in the normal course of business with Safeguard or companies affiliated with Safeguard. CompuCom recorded total revenues of approximately $0.8 million, $4.2 million, and $1.4 million in 2001, 2000, and 1999, respectively, with Safeguard and companies affiliated with Safeguard. As of December 31, 2001, Safeguard owned approximately 50% of CompuCom's outstanding common stock. Under a contractual agreement, CompuCom historically paid Safeguard a fee for providing certain administrative, legal and financial services. Effective April 1, 2000, that agreement was mutually terminated. General and administrative expenses include charges from Safeguard pertaining to the terminated arrangement of $150,000 in 2000 and $600,000 in 1999. In addition, CompuCom incurred consulting-related expenses of approximately $0.1 million in 2001, $1.1 million in 2000, and $3.5 million in 1999, respectively, with affiliates of Safeguard.

     In July 2001, CompuCom purchased certain assets and assumed certain liabilities of Excell Data Corporation ("Excell") for approximately $27 million in cash, pursuant to the terms of the Asset Purchase Agreement entered into by and among CompuCom, Excell and Cambridge Technology Partners, Inc. ("Cambridge"), the parent of Excell. At the time of the acquisition, Safeguard held a 16.5% equity ownership interest in Cambridge.

                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     In September 1999, CompuCom made a minority equity investment of $2.0 million in OPUS360 Corporation ("OPUS"). At the time of the investment, Safeguard held an approximate eight percent equity ownership interest in OPUS. In April 2000, CompuCom participated in the initial public offering of OPUS, recognizing a pretax gain of approximately $2.0 million from the sale of a portion of its investment in OPUS. In December 2000, CompuCom recorded a $1.0 million impairment charge for its investment in OPUS as such investment was judged to have experienced an other than temporary decline in value. Both the sale and impairment charge are reflected in Other income, net on the Company's Consolidated Statements of Operations for the year ended December 31, 2000. As of December 31, 2000, CompuCom had a remaining investment in OPUS, recorded at fair value, of approximately $0.1 million, which was included in Other assets on the Consolidated Balance Sheets. During 2001, the Company recorded a $0.1 million impairment charge for its remaining investment in OPUS as such investment was judged to have experienced an other than temporary decline in value.

                                                                     (continued)

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

                                                         Year ended December 31, 2001
                                                     ------------------------------------
                                                       Income        Shares
                                                    (Numerator)   (Denominator)     EPS
                                                     ----------   -------------   -------

Net earnings                                           $6,661
Less:  Preferred stock dividends                         (900)
                                                       ------
Basic EPS
---------
Income available to common shareholders                 5,761        48,034        $  .12

Effect of dilutive securities
-----------------------------
Stock options                                              --           411
                                                       ------        ------

Diluted EPS
-----------
Income available + assumed conversions                 $5,761        48,445        $  .12
                                                       ======        ======        ======

                                                         Year ended December 31, 2000
                                                     ------------------------------------
                                                       Income        Shares
                                                    (Numerator)   (Denominator)     EPS
                                                     ----------   -------------   -------
Net earnings                                           $5,118
Less:  Preferred stock dividends                         (900)
                                                       ------

Basic EPS
---------
Income available to common shareholders                 4,218        48,703        $ .09

Effect of dilutive securities
-----------------------------
Stock options                                              --           234
                                                       ------        ------

Diluted EPS
-----------
Income available + assumed conversions                 $4,218        48,937        $ .09
                                                       ======        ======        =====

                                                         Year ended December 31, 1999
                                                    --------------------------------------
                                                       Income        Shares
                                                    (Numerator)   (Denominator)     EPS
                                                    -----------   -------------   --------
Net earnings                                          $11,574
Less:  Preferred stock dividends                         (900)

                                                      -------

Basic EPS
---------
Income available to common shareholders                10,674        47,657        $ .22

Effect of dilutive securities
-----------------------------
Stock options                                              --           617
                                                      -------        ------

Diluted EPS
-----------
Income available + assumed conversions                $10,674        48,274        $ .22
                                                      =======        ======        =====

                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          CompuCom has excluded from its calculations of diluted earnings per share 6,844,414 shares in 2001, 7,179,193 shares in 2000, and 3,453,249 shares in 1999, as they are considered anti-dilutive.

(15) Leases
     ------

          CompuCom has noncancelable operating leases for facilities and equipment, which expire at various dates from 2001 to 2006, with the exception of the operating lease on CompuCom's headquarters facility, which expires in 2019. Total rental expense for operating leases was $9.3 million, $12.1 million, and $10.4 million in 2001, 2000, and 1999, respectively. Future minimum lease payments under noncancelable operating leases as of December 31, 2001 are as follows (in thousands):

                        2002                     $  9,971
                        2003                        9,023
                        2004                        6,286
                        2005                        4,625
                        2006                        4,154
                        2007 and thereafter        47,947
                                                 --------
                                                 $ 82,006
                                                 ========


(16) Savings Plan
     ------------

          CompuCom modified its defined contribution plan (401(k) Matched Savings Plan) ("the Plan") in 1999. Previously, the Plan covered substantially all associates who had completed at least six months of qualifying service and allowed participant contributions in an amount between 1% and 10% of their eligible compensation. The modified Plan allows associates to participate in the Plan on the first day of employment and contribute up to 15% of eligible compensation. CompuCom matches 50% of each participant's qualifying contribution up to 4% of compensation, and an additional 25% of the next 2% of the participant's qualifying contributions. Amounts expensed relating to the Plan were $1.8 million, $2.3 million, and $2.6 million in 2001, 2000, and 1999, respectively.

                                                                     (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(17) Quarterly Financial Data (Unaudited)
     ------------------------------------

                                      1st           2nd           3rd           4th
                                    Quarter       Quarter       Quarter       Quarter
                                    --------      --------      --------      --------
                                         (in thousands, except per share amounts)
2001
----
  Revenue:
    Product                         $482,361      $419,718      $332,877      $298,611
    Service                           71,927        68,991        71,883        69,136
                                    --------      --------      --------      --------
    Total revenue                    554,288       488,709       404,760       367,747
  Gross margin:
    Product                           42,090        37,894        33,085        31,081
    Service                           23,593        25,581        26,245        24,428
                                    --------      --------      --------      --------
    Total gross margin                65,683        63,475        59,330        55,509

  Net earnings                      $  1,773      $  2,065      $  1,162      $  1,661
  Earnings per common share:
    Basic                               0.03          0.04          0.02          0.03
    Diluted                             0.03          0.04          0.02          0.03


                                       1st          2nd           3rd           4th
                                     Quarter      Quarter       Quarter       Quarter
                                    --------      --------      --------      --------
                                         (in thousands, except per share amounts)
2000
----
  Revenue:
    Product                         $511,645      $637,460      $656,383      $633,618
    Service                           64,066        64,151        68,493        74,821
                                    --------      --------      --------      --------
    Total revenue                    575,711       701,611       724,876       708,439
  Gross margin:
    Product                           35,518        48,622        51,979        48,857
    Service                           18,956        20,378        27,287        32,623
                                    --------      --------      --------      --------
    Total gross margin                54,474        69,000        79,266        81,480

  Net earnings (loss)               $(10,261)(1)  $  2,594(2)   $  5,100      $  7,685(3)
  Earnings (loss) per common share:
      Basic                             (.22)(1)       .05(2)        .10           .15(3)
      Diluted                           (.22)(1)       .05(2)        .10           .15(3)

(1) Includes after-tax restructuring charges designed to reduce the Company's cost structure of $3.1 million or $.06 per share

(2) Includes after-tax gain on sale of marketable securities of $1.2 million or $.02 per share

(3) Includes after-tax loss on write-down of marketable securities of $0.6 million or $.01 per share (continued)

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(18) Contingencies
     -------------

     CompuCom has been named in a putative class action proceeding which arises out of the initial public offering of OPUS. Beginning in April 2001, CompuCom was named in putative class actions filed in Federal court in New York. The plaintiffs allege material misrepresentations and/or omissions in connection with the initial public offering of OPUS stock on April 7, 2000. The cases are brought against OPUS, its officers and directors, Safeguard, CompuCom, and OPUS's underwriters. In these cases, the plaintiffs allege, among other things, that the prospectus and registration statement for OPUS's initial public offering contained misrepresentations and/or omissions regarding: (1) OPUS's products, including Opus Xchange; (2) OPUS's cash flow and liquidity, including its "cash burn" rate; and (3) OPUS's relationships with its customers. Plaintiffs assert claims under Sections 11, 12 and 15 of the Securities Act of 1933. Plaintiffs seek damages in an amount in excess of $70 million. CompuCom and the other defendants have moved to dismiss this complaint for failure to state a claim upon which relief may be granted. While the outcome of this litigation is uncertain, CompuCom believes that it has valid defenses to plaintiffs' claims and intends to defend the lawsuits vigorously.

     CompuCom is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on its consolidated financial position or results of operations, taken as a whole.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CompuCom Systems, Inc.


By: /s/ M. Lazane Smith
    -------------------
M. Lazane Smith
Senior Vice President, Finance, Chief Financial
Officer (Chief Accounting Officer), Secretary and Director

Dated:   March 7, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:   March 7, 2002


/s/ J. Edward Coleman                             /s/ Delbert W. Johnson
---------------------                             ----------------------
J. Edward Coleman                                 Delbert W. Johnson
Chairman of the Board, President,                 Director
Chief Executive Officer, and Director


/s/ Anthony L. Craig                              /s/ John D. Loewenberg
--------------------                              ----------------------
Anthony L. Craig                                  John D. Loewenberg
Director                                          Director


/s/ Michael J. Emmi                               /s/ Warren V. Musser
-------------------                               --------------------
Michael J. Emmi                                   Warren V. Musser
Director                                          Director


/s/ Richard F. Ford                               /s/ Anthony J. Paoni
-------------------                               --------------------
Richard F. Ford                                   Anthony J. Paoni
Director                                          Director


/s/ Edwin L. Harper                               /s/ Edward N. Patrone
-------------------                               ---------------------
Edwin L. Harper                                   Edward N. Patrone
Director                                          Director


                                                  /s/ M. Lazane Smith
                                                  -------------------
                                                  M. Lazane Smith
                                                  Director