Form 10-Q
period 2002-03-31
COMPUCOM SYSTEMS INC
filed 2002-05-15
CIK 736291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the three months ended March 31, 2002         Commission File Number 0-14371
-----------------------------------------         ------------------------------


                             COMPUCOM SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                          38-2363156
---------------------------------------                   ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

 7171 Forest Lane, Dallas, TX                                     75230
-------------------------------                           ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (972) 856-3600
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




The number of shares of the Registrant's common stock outstanding as of May 13, 2002 was 48,402,177 shares.

--------------------------------------------------------------------------------

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                      Index

PART I.    FINANCIAL INFORMATION                                            Page
-------    ---------------------                                            ----

Item 1.    Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets
               March 31, 2002 and December 31, 2001                           3

           Condensed Consolidated Statements of Operations
               Three months ended March 31, 2002 and 2001                     4

           Condensed Consolidated Statements of Cash Flows
               Three months ended March 31, 2002 and  2001                    5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     14

Item 3.    Quantitative and Qualitative Disclosure About Market Risk         23



PART II.   OTHER INFORMATION
--------   -----------------

Item 6.    Exhibits and Reports on Form 8-K                                  24

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (unaudited)

                                                                                  March 31,             December 31,
                                                                                    2002                    2001
                                                                             ------------------      ------------------
                      Assets
                      ------
Current assets:
    Cash and cash equivalents                                                      $   109,444              $  123,150
    Receivables, net                                                                   112,612                 134,980
    Inventories                                                                         31,286                  29,608
    Other                                                                                6,344                   8,131
                                                                             ------------------      ------------------
         Total current assets                                                          259,686                 295,869

Property and equipment, net                                                             29,388                  31,566

Goodwill                                                                               101,387                  99,643
Intangible assets, net                                                                  10,506                  11,446
Other                                                                                    4,463                   5,559
                                                                             ------------------      ------------------

         Total assets                                                              $   405,430              $  444,083
                                                                             ==================      ==================

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
    Accounts payable                                                               $   112,192              $  120,173
    Accrued liabilities                                                                 54,739                  88,598
                                                                             ------------------      ------------------
         Total current liabilities                                                     166,931                 208,771

Stockholders' equity:
    Preferred stock                                                                     15,000                  15,000
    Common stock                                                                           498                     498
    Additional paid-in capital                                                          76,307                  76,252
    Retained earnings                                                                  152,263                 149,131
    Treasury stock                                                                      (5,569)                 (5,569)
                                                                             ------------------      ------------------
         Total stockholders' equity                                                    238,499                 235,312
                                                                             ------------------      ------------------

         Total liabilities and stockholders' equity                                $   405,430              $  444,083
                                                                             ==================      ==================

See accompanying notes to condensed consolidated financial statements.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                                                 Three months ended
                                                                                                     March 31,
                                                                                               2002              2001
                                                                                          ---------------   ---------------

  Revenue:
     Product                                                                                   $ 259,269         $ 482,361
     Service                                                                                      67,679            71,927
                                                                                          ---------------   ---------------
       Total revenue                                                                             326,948           554,288
                                                                                          ---------------   ---------------

  Cost of revenue:
     Product                                                                                     232,538           440,271
     Service                                                                                      44,131            48,334
                                                                                          ---------------   ---------------
       Total cost of revenue                                                                     276,669           488,605
                                                                                          ---------------   ---------------

         Gross margin                                                                             50,279            65,683

  Operating expenses:
     Selling                                                                                      12,309            19,549
     Service                                                                                      10,826            13,570
     General and administrative                                                                   17,632            22,211
     Depreciation and amortization                                                                 4,787             5,669
                                                                                          ---------------   ---------------
              Total operating expenses                                                            45,554            60,999
                                                                                          ---------------   ---------------

  Earnings from operations                                                                         4,725             4,684

  Financing expenses, net                                                                            309             1,729
                                                                                          ---------------   ---------------
  Earnings before income taxes and cumulative effect of a change in accounting
     principle for negative goodwill                                                               4,416             2,955

  Income taxes                                                                                     1,766             1,182
                                                                                          ---------------   ---------------

  Earnings before cumulative effect of a change in accounting principle
     for negative goodwill                                                                         2,650             1,773

  Cumulative effect of a change in accounting principle for negative goodwill,
     net of income taxes                                                                             707                 -
                                                                                          ---------------   ---------------

  Net earnings                                                                                   $ 3,357           $ 1,773
                                                                                          ===============   ===============

  Basic and diluted earnings per common share:
       Earnings before cumulative effect of a change in accounting principle for
          negative goodwill                                                                        $ .05             $ .03
       Cumulative effect of a change in accounting principle for negative goodwill, net
          of income taxes                                                                            .01                 -
                                                                                          ---------------   ---------------
       Net earnings                                                                                $ .06             $ .03
                                                                                          ===============   ===============

  Average common shares outstanding:
          Basic                                                                                   48,372            48,039
          Diluted                                                                                 49,192            48,201

See accompanying notes to condensed consolidated financial statements.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                      Three months ended March 31,
                                                                                      2002                  2001
                                                                                  --------------       ----------------

Cash flows from operating activities:
    Earnings before cumulative effect of a change in accounting principle for
        negative goodwill                                                             $   2,650               $  1,773
    Adjustments to reconcile earnings before cumulative effect of a change in accounting principle for negative goodwill to net cash provided by (used
        in) operating activities:
         Depreciation and amortization                                                    4,787                  5,669
         Deferred income taxes                                                              421                   (624)
         Changes in assets and liabilities, excluding effects from acquisitions:
           Receivables                                                                   22,368                108,808
           Inventories                                                                   (1,678)                26,101
           Other current assets                                                          (1,442)                  (367)
           Accounts payable                                                              (7,981)                 8,441
           Accrued liabilities and other                                                (31,367)               (16,133)
                                                                                  --------------       ----------------
              Net cash provided by (used in) operating activities                       (12,242)               133,668
                                                                                  --------------       ----------------

Cash flows from investing activities:
    Capital expenditures                                                                 (1,294)                (6,912)
    Business acquisitions, net of cash acquired                                               -                (79,309)
                                                                                  --------------       ----------------
              Net cash used in investing activities                                      (1,294)               (86,221)
                                                                                  --------------       ----------------

Cash flows from financing activities:
    Borrowings under revolver                                                                 -                  8,000
    Repayments of revolver                                                                    -                 (8,000)
    Issuance of common stock                                                                 55                      -
    Preferred stock dividends                                                              (225)                  (225)
                                                                                  --------------       ----------------
              Net cash used in financing activities                                        (170)                  (225)
                                                                                  --------------       ----------------

Net increase (decrease) in cash and cash equivalents                                    (13,706)                47,222
Cash and cash equivalents at beginning of period                                        123,150                 14,857
                                                                                  --------------       ----------------
Cash and cash equivalents at end of period                                            $ 109,444               $ 62,079
                                                                                  ==============       ================


See accompanying notes to condensed consolidated financial statements.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

(1)  General
     -------

     These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the 2001 Annual Report on Form 10-K for CompuCom Systems, Inc. ("CompuCom" or "the Company"). The information furnished is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are in the opinion of management necessary for a fair presentation of the results for these interim periods. Interim results are not necessarily indicative of results expected for the full year.

(2)  Contingencies
     -------------

     There have been no material developments involving claims and legal actions involving CompuCom during the first quarter of 2002. CompuCom is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on CompuCom's consolidated financial position and results of operations, taken as a whole.

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

                                                                      Three months ended March 31,2002
                                                                --------------------------------------------
                                                                   Earnings         Shares
                                                                  (Numerator)   (Denominator)      EPS
                                                                --------------------------------------------

     Earnings before cumulative effect of a change in
     accounting principle for negative goodwill                        $ 2,650
     Less:  Preferred stock dividends                                     (225)
                                                                ---------------

     Basic EPS
     ---------
     Earnings available to common shareholders before
     cumulative effect of a change in accounting principle for
     negative goodwill                                                   2,425         48,372         $ .05

     Effect of dilutive securities
     -----------------------------
     Stock options                                                                        745
     Employee stock purchase plan                                                          75
                                                                --------------- -------------- -------------

     Diluted EPS
     -----------
     Earnings available + assumed conversions                          $ 2,425         49,192         $ .05
                                                                =============== ============== =============

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

                                                                     Three months ended March 31, 2001
                                                                --------------------------------------------
                                                                   Earnings         Shares
                                                                  (Numerator)   (Denominator)      EPS
                                                                --------------------------------------------

     Net earnings                                                      $ 1,773
     Less:  Preferred stock dividends                                     (225)
                                                                ---------------

     Basic EPS
     ---------
     Earnings available to common shareholders                           1,548         49,206         $ .03

     Effect of dilutive securities
     -----------------------------
     Stock options                                                                         55
     Employee stock purchase plan                                                         107
                                                                --------------- -------------- -------------

     Diluted EPS
     -----------
     Earnings available + assumed conversions                          $ 1,548         49,368         $ .03
                                                                =============== ============== =============


     CompuCom has excluded 6,532,023 and 7,038,616 shares from its calculations of diluted earnings per share for the three months ended March 31, 2002 and 2001, respectively, as they are considered anti-dilutive.

(4)  Business Combinations
     ---------------------

     During 2001, CompuCom consummated four business combinations (collectively, "the 2001 acquisitions"). The 2001 acquisitions have been accounted for as purchase transactions. Accordingly, the consolidated financial statements reflect the operations of the acquired businesses from the respective dates of acquisition. The aggregate purchase price of the 2001 acquisitions, net of cash acquired, was approximately $121 million. CompuCom's allocation of the aggregate purchase price for the 2001 acquisitions consisted of approximately $93 million to current assets, $1 million to non-current assets, $31 million to goodwill, $6 million to intangible assets with definite useful lives, and $10 million to current liabilities. CompuCom used available cash to finance the 2001 acquisitions. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," approximately $1.3 million of negative goodwill associated with the 2001 MicroAge Technology Services, L.L.C. acquisition was recognized in the Condensed Consolidated Statements of Operations in the first quarter of 2002 as a cumulative effect of a change in accounting principle.

     The following unaudited pro forma financial information presents the combined results of operations as if the 2001 acquisitions had occurred as of the beginning of 2001, after giving effect to certain adjustments, including amortization of intangibles with definite useful lives, increased financing expense on debt assumed to have been incurred in relation to the 2001 acquisitions, and related income tax effects. The pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

                                           (in thousands, except per share data)
                                           -------------------------------------

                                                    Three Months Ended
                                                      March 31, 2001
                                                      --------------

           Revenue                                         $  573,928

           Net earnings                                    $    2,432

           Diluted earnings per share                      $     0.04

(5)  Goodwill and Intangible Assets
     ------------------------------

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." CompuCom has adopted the provisions of SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

     Under SFAS No. 142, the Company is required to perform transitional impairment tests for its goodwill and intangible assets with indefinite useful lives as of the date of adoption. Step one of the transitional goodwill impairment test, which compares the fair values of the Company's reporting units to their respective carrying values, will be completed by June 30, 2002. Under step two of SFAS No. 142, any transitional impairment losses for goodwill will be recognized as the cumulative effect of a change in accounting principle in the consolidated statement of operations.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

     The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

                                                                   (in thousands, except per share data)
                                                                ---------------------------------------------

                                                                        Three Months Ended March 31,
                                                                       2002                     2001
                                                                -------------------     ---------------------
     Impact on Statement of Operations:
     Earnings before cumulative effect of a change in
       accounting principle for negative goodwill                       $    2,650                $    1,773
     Add back goodwill amortization                                             --                       848
                                                                -------------------     ---------------------
     Adjusted earnings before cumulative effect of a
       change in accounting principle for negative goodwill                  2,650                     2,621
     Cumulative effect of a change in accounting principle
       for negative goodwill                                                   707                        --
                                                                -------------------     ---------------------
     Adjusted net earnings                                              $    3,357                $    2,621
                                                                ===================     =====================

     Impact on Basic and Fully Diluted Earnings Per Share:
     Earnings before cumulative effect of a change in
       accounting principle for negative goodwill                       $     0.05                $     0.03
     Add back goodwill amortization                                             --                      0.02
                                                                -------------------     ---------------------
     Adjusted earnings before cumulative effect of a
       change in accounting principle for negative goodwill                   0.05                      0.05
     Cumulative effect of a change in accounting principle
       for negative goodwill                                                  0.01                        --
                                                                -------------------     ---------------------
     Adjusted net earnings                                              $     0.06                $     0.05
                                                                ===================     =====================


     The following is a summary of changes in the carrying amount of goodwill by segment for the three months ended March 31, 2002:

                                                                      (in thousands)
                                            --------------------------------------------------------------------
                                              Product           Service          Unallocated          Total
                                            -------------     -------------     --------------     -------------
     Balance at December 31, 2001               $ 59,402          $ 41,494          $  (1,253)        $  99,643
     Cumulative change in accounting
       principle for negative goodwill                --                --              1,253             1,253
     Additions                                        --               491                 --               491
                                            -------------     -------------     --------------     -------------
     Balance at March 31, 2002                  $ 59,402          $ 41,985          $      --         $ 101,387
                                            =============     =============     ==============     =============

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

     In accordance with SFAS No. 142, approximately $1.3 million of negative goodwill associated with the 2001 MicroAge Technology Services, L.L.C. acquisition was recognized in the Condensed Consolidated Statements of Operations in the first quarter of 2002 as a cumulative effect of a change in accounting principle. Goodwill additions during first quarter of 2002 resulted from adjustments to the preliminary purchase price allocations related to the 2001 acquisitions.

     Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of CompuCom's intangible assets with definite useful lives as of March 31, 2002 and December 31, 2001 (in thousands):

                                                                               March 31, 2002
                                                             ---------------------------------------------------
                                                                 Gross
                                     Amortization              Carrying           Accumulated
                                        Period                   Value           Amortization            Net
                               --------------------------    --------------     ----------------     -------------
     Customer-related                6 - 11 years                 $ 15,767             $  7,627          $  8,140
     Contract-related               24 - 36 months                   2,840                  474             2,366
                                                             --------------     ----------------     -------------
     Total                                                        $ 18,607             $  8,101          $ 10,506
                                                             ==============     ================     =============

                                                                             December 31, 2001
                                                             ---------------------------------------------------
                                                                 Gross
                                     Amortization              Carrying           Accumulated
                                        Period                   Value           Amortization            Net
                               --------------------------    --------------     ----------------     -------------
     Customer-related                6 - 11 years                 $ 15,767             $  6,990          $  8,777
     Contract-related               24 - 36 months                   2,840                  171             2,669
                                                             --------------     ----------------     -------------
     Total                                                        $ 18,607             $  7,161          $ 11,446
                                                             ==============     ================     =============



     Amortization expense related to intangible assets with definite useful lives was $0.9 million and $0.6 million for the three months ended March 31, 2002 and 2001, respectively. The following table provides estimated amortization expense related to intangible assets with definitive useful lives for each of the years in the five year period ending December 31, 2006:

                          Remainder of 2002                  $  2,688
                          2003                                  3,146
                          2004                                  2,494
                          2005                                    579
                          2006 and thereafter                   1,599
                                                      ----------------
                                                             $ 10,506
                                                      ================

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

(6)  Restructuring Charges
     ---------------------

     During the first quarter of 2000, CompuCom effected a restructuring plan designed to reduce its cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office facilities, and reducing its workforce. As a result, CompuCom recorded a restructuring charge of $5.2 million. During the fourth quarter of 1998, CompuCom recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance and benefits related to a reduction in workforce.

     The following table provides a summary rollforward by category of the activity in CompuCom's restructuring accrual for the three months ended March 31, 2002:

                                                                         (in thousands)
                                                                         --------------
                                                           Accrual at                      Accrual at
                                                          December 31,                   March 31, 2002
                                                              2001        Cash Payments
                                                         ------------------------------------------------
     Lease termination costs                                  $  1,861         $   (164)       $  1,697
                                                         ================================================

     The remaining accrual at March 31, 2002 is reflected in Accrued liabilities on CompuCom's Condensed Consolidated Balance Sheet and relates to nine leases for former office sites that have not been terminated, two of which have not been sublet. The Company believes the restructuring accrual is adequate. Differences, if any, between the estimated amount accrued and actual amounts paid will be reflected in operating expenses in future periods.

(7)  Segment Information
     -------------------

     CompuCom defines its operations as two distinct businesses - 1) sales of personal computer-related products ("product"), which includes desktop, networking, storage, and mobile computing products, as well as peripherals and software-related products and licenses and 2) services ("service"), which is primarily derived from application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, training, and services provided in support of certain manufacturers' direct fulfillment initiatives. CompuCom measures segment earnings as operating earnings, defined as income before financing expenses and income taxes. During the first quarter of 2002, CompuCom revised its segment measures for allocating operating expenses between segments. CompuCom believes the new segment measures provide better information for the chief operating decision maker to assess segment performance and make resource allocation decisions. This change resulted in a decrease of approximately $4.4 million of allocated operating expenses to the product segment and a corresponding increase by the same amount to the services segment for the quarter ended March 31, 2002. In accordance with SFAS No. 131, prior period amounts have not been restated.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)


Quarter ended March 31, 2002
----------------------------

Operating Results                        Product    Service     Total
-----------------                        -------    -------     -----
(in thousands)

   Revenues                              $259,269   $67,679   $326,948

   Gross margin                            26,731    23,548     50,279

   Operating earnings                       2,450     2,275      4,725

   Financing expenses, net                                        (309)
                                                              --------

   Earnings before income taxes and
     cumulative effect of a change in
     accounting for negative goodwill                         $  4,416
                                                              ========


Quarter ended March 31, 2001
----------------------------

Operating Results                        Product    Service     Total
-----------------                        -------    -------     -----
(in thousands)

   Revenues                              $482,361   $71,927   $554,288

   Gross margin                            42,090    23,593     65,683

   Operating earnings (loss)                 (891)    5,575      4,684

   Financing expenses, net                                      (1,729)
                                                              --------

   Earnings before income taxes and
     cumulative effect of a change in
     accounting for negative goodwill                         $  2,955
                                                              ========

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

(8)  Financing Arrangements
     ----------------------

     At March 31, 2002, CompuCom had financing arrangements of $150 million, consisting of a $125 million receivable securitization ("Securitization") and a $50 million working capital line of credit ("Revolver"). Consistent with its financing requirements, CompuCom reduced the Revolver facility from $50 million to $25 million in May 2002.

     The Securitization's pricing is based on a designated short-term interest rate plus an agreed upon spread. The Securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable ("receivables") to a consolidated, wholly-owned bankruptcy-remote special purpose subsidiary (the "SPS"). The risk that CompuCom bears from bad debt losses on receivables sold is addressed in its allowance for doubtful accounts. The SPS has sold and, subject to certain conditions, may from time to time sell, an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. The sales are reflected as reductions of Receivables in the Condensed Consolidated Balance Sheets and are included in the net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The proceeds from the sale of receivables are used primarily to fund working capital requirements. CompuCom is retained as servicer of the receivables; however, the cost of servicing is not material. Discounts associated with the sale of receivables totaled $0.4 million and $2.2 million for the three months ended March 31, 2002 and 2001, respectively, and are included in Financing expenses, net in the Condensed Consolidated Statements of Operations. Amounts outstanding as sold receivables as of March 31, 2002 consisted of two certificates totaling $60 million, one certificate for $10 million which initially had an April 2002 maturity date but has been extended to a September 2002 maturity date, and one certificate for $50 million with an October 2003 maturity date.

     The Revolver, which initially had a May 2002 maturity date but has been extended to a June 2002 maturity date, bears interest at a rate of LIBOR plus an agreed-upon spread and is secured by a lien on CompuCom's assets. CompuCom expects the Revolver to be renewed in June 2002. Availability under the Revolver is subject to a borrowing base calculation. As of March 31, 2002, availability under the Revolver was approximately $17 million. No amounts were outstanding under the Revolver as of March 31, 2002 and December 31, 2001. Terms of the Revolver limit the amounts available for capital expenditures and dividends. Both the Securitization and the Revolver require CompuCom to maintain compliance with selected financial covenants and ratios.

     Interest income of $0.6 million and $1.0 million was earned during the three months ended March 31 2002 and 2001, respectively, and is included in Financing expenses, net, on the Condensed Consolidated Statements of Operations.

(9)  Reclassifications
     -----------------

     Certain prior period amounts have been reclassified to conform to the current period presentation.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                 March 31, 2002

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

     CompuCom's discussion and analysis of its financial condition and results of operations are based upon CompuCom's Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires CompuCom to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. CompuCom bases its estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                 March 31, 2002

Results of Operations
---------------------

The following table shows CompuCom's total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, income taxes, cumulative effect of a change in accounting principle for negative goodwill, and net earnings are shown as a percentage of total revenue for the three months ended March 31, 2002 and 2001:

                                                                                        Three months ended
                                                                                             March 31
                                                                                   ----------------------------
                                                                                        2002         2001
                                                                                   -------------  -------------

Revenue:
    Product                                                                           $ 259,269      $ 482,361
    Service                                                                              67,679         71,927
                                                                                   -------------  -------------
      Total revenue                                                                   $ 326,948      $ 554,288
                                                                                   =============  =============

Gross margin:
    Product                                                                            $ 26,731       $ 42,090
    Service                                                                              23,548         23,593
                                                                                   -------------  -------------
      Total gross margin                                                               $ 50,279       $ 65,683
                                                                                   =============  =============

Gross margin percentage:
    Product                                                                                10.3%           8.7%
    Service                                                                                34.8%          32.8%
                                                                                   -------------  -------------
      Total gross margin percentage                                                        15.4%          11.8%

Operating expenses:
    Selling                                                                                 3.8%           3.5%
    Service                                                                                 3.3%           2.5%
    General and administrative                                                              5.4%           4.0%
    Depreciation and amortization                                                           1.5%           1.0%
                                                                                   -------------  -------------
      Total operating expenses                                                             14.0%          11.0%
                                                                                   -------------  -------------

Earnings from operations                                                                    1.4%           0.8%

Financing expenses, net                                                                     0.1%           0.3%
                                                                                   -------------  -------------
Earnings before income taxes and cumulative effect of a change
    in accounting principle for negative goodwill                                           1.3%           0.5%

Income taxes                                                                                0.5%           0.2%
                                                                                   -------------  -------------

Earnings before cumulative effect of a change in accounting principle
    for negative goodwill                                                                   0.8%           0.3%
                                                                                   -------------  -------------

Cumulative effect of a change in accounting principle for
    negative goodwill, net of income taxes                                                  0.2%              -
                                                                                   -------------  -------------

Net earnings                                                                                1.0%           0.3%
                                                                                   =============  =============

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


2001 Business Combinations ("the 2001 acquisitions")
----------------------------------------------------

     In January 2001, CompuCom purchased certain assets of MicroAge Technology Services, L.L.C. ("MTS", or "the MTS acquisition"). The purchase price of approximately $79 million (after post-closing adjustments) was financed using available cash. The purchased assets were used by MTS primarily in its business as a services provider and systems integrator of personal computer products.

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

     In November 2001, CompuCom acquired Northern NEF, Inc. ("NNEF", or "the NNEF acquisition") for approximately $15 million in available cash. NNEF is a Federal systems integrator and solutions provider, whose services include systems engineering, equipment procurement, software development, integration, test and training as well as related program management support services to various defense and civilian agencies of the Federal government, as well as to state governments and commercial accounts. The NNEF acquisition provides CompuCom with an entrance to the Federal marketplace and expands the capabilities NNEF can provide primarily to its Federal clients through CompuCom's existing service offerings.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Comparison of the Quarter Ended March 31, 2002 to the Quarter Ended March 31,
-----------------------------------------------------------------------------
2001
----

     Product revenue is primarily derived from the sale of hardware, which includes desktop, networking, storage, and mobile computing products and peripherals. Also included in product revenue is the sale of software, which includes software-related products and licenses to corporate and government clients. Product revenue declined 46.3% to $259.3 million in the first quarter of 2002 from $482.4 million in the first quarter of 2001. The decline in the first quarter 2002 from the first quarter 2001 was 50.7% for hardware and 2.4% for software. CompuCom believes the product revenue decline can be primarily attributed to general economic conditions that have resulted in lower demand for personal computer products mainly from its Fortune 1000 client base. As a result of this economic slowdown, product purchases and IT projects have been delayed, downsized or cancelled. In addition, product revenue has been negatively impacted by certain clients electing to purchase product directly from manufacturers, as well as by increased competition from other direct marketers. On a sequential basis, product revenue declined 13.1%. However, hardware revenue declined only 2.8%, the lowest sequential decline CompuCom has experienced in six quarters. Software revenue declined 44% on a sequential basis, which is considered by the Company to be a normal, seasonal decline. While the product revenue sequential rate of decline slowed in the first quarter, there can be no assurance that the rate of decline will not accelerate in the second quarter.

     Product gross margin as a percentage of product revenue increased to 10.3% in the first quarter of 2002 from 8.7% in the first quarter of 2001. CompuCom believes the increase in product gross margin as a percentage of product revenue was primarily due to the decline in revenue generated by higher volume, lower margin clients. Also contributing to the product gross margin percentage increase was an increase, as a percentage of product revenue, in the amount of vendor volume and other incentives earned in the first quarter of 2002 as compared to the first quarter of 2001. Due to competitive conditions, CompuCom expects to experience pressure on product gross margin, the result of which may be to report lower product gross margin dollars and as a percentage of product revenue when compared to the comparable prior year period or previous quarter.

     Service revenue decreased 5.9% to $67.7 million for the first quarter of 2002 from $71.9 million for the first quarter of 2001. Sequentially, service revenue decreased 2.1%. Service revenue is primarily derived from services directly related to the sale of product, such as configuration, vendor warranty contracts and services to support certain OEM product fulfullment programs, IT outsourcing services, such as desktop support, infrastructure services, field engineering, help desk and other infrastructure related services, and application development, systems integration and other consulting services. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales. The decrease in service revenue for the first quarter of 2002 as compared to the same period in 2001 was primarily due to services directly related to a product sale and IT outsourcing services. Partially offsetting these declines were increases associated with the Excell, ClientLink and NNEF acquisitions. The sequential decline in service revenue of 2.1% was primarily due to the decline in services directly related to the sale of product. Service gross margin as a percentage of service revenue for the quarter ended March 31, 2002 was 34.8% compared to 32.8% for the same period in 2001. The increase in service gross margin was primarily due to improvements in the management and utilization of the Company's service-related resources. CompuCom expects to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period or previous quarter.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

     Selling expenses consist primarily of salary, commissions and benefits for sales and sales-support personnel, along with other costs directly related to such personnel. Selling expense decreased $7.2 million for the three months ended March 31, 2002 as compared to the same period in the prior year, and $1.1 million as compared to the fourth quarter of 2001. CompuCom attributes this decrease to its own cost management efforts, primarily related to sales-support personnel and related costs, as well as reductions in selling expenses that vary directly with the decline in product revenue. Selling expense as a percentage of revenue increased to 3.8% for the three months ended March 31, 2002 from 3.5% for the same period a year ago, due primarily to the decline in product revenue for the comparable periods.

     Service expenses consist primarily of salary and benefits cost for personnel supporting the service business, along with other costs directly related to such personnel. Service expense decreased $2.7 million for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, and $1.8 million as compared to the fourth quarter of 2001. The decrease was due primarily to CompuCom's cost management efforts, particulary personnel and related costs, partially offset by personnel and infrastructure costs associated with the Excell and ClientLink acquisitions. As a percentage of revenue, service expense increased to 3.3% for the three months ended March 31, 2002 from 2.5% for the same period a year ago. Contributing to the increase in service expense as a percentage of total revenue was the decline in product revenue.

     General and administrative expenses consist principally of salary and benefit costs for executive, operations, information services, and administrative personnel, along with certain infrastructure costs directly related to such personnel, as well as professional services and other general corporate activities. General and administrative expense decreased $4.6 million for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, and $2.6 million as compared to the fourth quarter of 2001. The decrease is reflective of the Company's ongoing cost management efforts which include personnel-related costs, as well as certain infrastructure costs, primarily telecommunications expense. General and administrative expense increased as a percentage of revenue from 4.0% to 5.4% for the comparable periods due primarily to the decline in product revenue. Operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset certain expenses incurred.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

     Depreciation and amortization expense decreased approximately $0.9 million for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. The decrease was primarily due to the adoption of the non-amortization provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. This decrease was partially offset by increased amortization expense of identifiable intangibles with definite useful lives associated with the 2001 acquisitions. As a percentage of revenue, depreciation and amortization expense increased from 1.0% to 1.5% during the same periods, due primarily to the decline in product revenue for the comparable periods.

     Financing expense decreased to $0.3 million for the quarter ended March 31, 2002 from $1.7 million for the same period in the prior year. As a percentage of revenue, financing expense declined to 0.1% for the three months ended March 31, 2002 from 0.3% for the same period a year ago. The decrease in financing expense was primarily due to CompuCom's improved management of working capital, as well as lower financing requirements due to the decline in product revenue. The decline in financing expense was also due to the effect of lower effective interest rates in the first quarter of 2002 as compared to the first quarter of 2001.

     As a result of the factors discussed above, CompuCom recorded earnings before the cumulative effect of a change in accounting principle for negative goodwill for the quarter ended March 31, 2002 of $2.7 million. This compares to first quarter 2001 net earnings of $1.8 million.

Liquidity and Capital Resources
-------------------------------

     Working capital at March 31, 2002 was $92.8 million compared to $87.1 million at December 31, 2001. The current ratio at March 31, 2002 was 1.56 compared to 1.42 at December 31, 2001. The increase in working capital was primarily the result of declines in accounts payable and accrued liabilities, partially offset by declines in cash and cash equivalents and receivables. The declines in accounts payable, accrued liabilities and receivables were all directly attributable to the decline in revenue in the first quarter of 2002 as compared to the fourth quarter of 2001, particularly product revenue which declined approximately 13.1% over the comparable periods. Partially offsetting the impact of lower revenue levels was a $14.0 million reduction in the amount of receivables utilized under CompuCom's securitization facility.

     CompuCom's liquidity is impacted by the dollar volume of certain manufacturers' rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and claim a rebate from the manufacturer to reduce the final cost. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom's initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. These programs have been at times a material factor in CompuCom's financing needs. As of March 31, 2002 and December 31, 2001, CompuCom was owed approximately $14 million, respectively, under these vendor rebate programs.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

     CompuCom's working capital requirements are generally funded through financing arrangements and internally generated funds. As of March 31, 2002, CompuCom's financing arrangements consisted of a $125 million receivable securitization ("Securitization") and $50 million working capital line of credit ("Revolver"). Consistent with its financing requirements, CompuCom reduced the Revolver facility from $50 million to $25 million in May 2002. The Securitization pricing is based on a designated short-term interest rate plus an agreed upon spread. As of March 31, 2002, amounts outstanding as sold receivables consisted of two certificates totaling $60 million, one certificate for $10 million which initially had an April 2002 maturity date but has been extended to a September 2002 maturity date, and one certificate for $50 million with an October 2003 maturity date. The Revolver, which initially had a May 2002 maturity date but has been extended to a June 2002 maturity date, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on CompuCom's assets. CompuCom expects the Revolver to be renewed in June 2002. Availability under the Revolver is subject to a borrowing base calculation. As of March 31, 2002, availability under the Revolver was approximately $17 million. No amounts were outstanding under the Revolver as of March 31, 2002 and December 31, 2001. Terms of the Revolver limit the amounts available for capital expenditures and dividends. Both the Securitization and the Revolver are subject to CompuCom's compliance with selected financial covenants and ratios.

     CompuCom's business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to its overall financial position. Generally, the Company's capital expenditures relate to its information technology hardware and software and improvements in its distribution centers. Capital expenditures were $1.3 million for the three months ended March 31, 2002, as compared to $6.9 million for the same period in 2001. The decrease is a result of higher than normal capital spending in the first quarter 2001 which was due primarily to upgrades to the Company's technology infrastructure and help desk offerings, system deployments to certain personnel, including those hired as part of the MTS acquisition, and certain other capital investments associated with the MTS acquisition. CompuCom currently expects capital expenditures for 2002 to be in a range between $10 to $15 million.

Recent Accounting Pronouncements
--------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     In accordance with the provisions of SFAS No. 142, CompuCom has reassessed the useful lives and residual values of all intangible assets with definite useful lives acquired in purchase business combinations. No changes were required as a result of such reassessment.

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires CompuCom to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company has identified its reporting units, determining the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets as of the adoption date, to those reporting units. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must then perform the second step of the transitional impairment test. In the second step, CompuCom must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. As an overall check on the reasonableness of the fair values attributed to CompuCom's reporting units, the Company will compare and contrast the aggregate fair values for all reporting units with the Company's average total market capitalization for a reasonable period of time. However, SFAS No. 142 states that the fair value may exceed market capitalization due to factors such as control premiums and synergies. CompuCom expects to complete the initial impairment review during the first half of 2002. Any transitional impairment loss, which could be significant, will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of March 31, 2002, CompuCom has unamortized goodwill of approximately $101 million, all of which is subject to the transition provisions of SFAS No.
142. Because of the extensive effort needed to adopt SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these pronouncements on CompuCom's financial statements as of the date of this report, including the extent to which transitional impairment losses, if any, will be required to be recognized as the cumulative effect of a change in accounting principle.

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

     In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS No. 145 to have any significant impact on its financial condition or results of operations.

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

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


Item 3.   Quantitative and Qualitative Disclosure About Market Risk
-------   ---------------------------------------------------------

     CompuCom is exposed to interest rate risk primarily through its Securitization and Revolver. CompuCom utilizes its Securitization and Revolver for its working capital and other borrowing needs. If CompuCom's effective interest rate were to increase by 100 basis points (1.00%), CompuCom's annual financing expense would increase by approximately $0.6 million based on the average balances utilized under the Securitization and Revolver during the three months ended March 31, 2002.

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

          None

                     COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           COMPUCOM SYSTEMS, INC.
                                       -----------------------------------------
                                       (Registrant)






DATE:  May 15, 2002                    /s/ J. Edward Coleman
                                       -----------------------------------------
                                       J. Edward Coleman,
                                       Chairman of the Board, President,
                                       Chief Executive Officer, and Director





DATE: May 15, 2002                     /s/ M. Lazane Smith
                                       -----------------------------------------
                                       M. Lazane Smith,
                                       Senior Vice President, Finance, Chief
                                       Financial Officer, Secretary and Director