Form 10-Q
period 2002-06-30
COMPUCOM SYSTEMS INC
filed 2002-08-14
CIK 736291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the three months ended June 30, 2002

Commission File Number 0-14371

COMPUCOM SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	38-2363156
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7171 Forest Lane, Dallas, TX	75230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(972) 856-3600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

The number of shares of the Registrant’s common stock outstanding as of August 12, 2002 was 48,665,833 shares.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$117,315	$123,150
Receivables, net	162,901	134,980
Inventories	35,692	29,608
Other	5,406	8,131

Total current assets	321,314	295,869

Property and equipment, net	27,664	31,566

Goodwill	101,804	99,643
Intangible assets, net	9,610	11,446
Other	4,254	5,559

Total assets	$464,646	$444,083

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$156,550	$120,173
Accrued liabilities	64,574	88,598

Total current liabilities	221,124	208,771

Stockholders’ equity:
Preferred stock	15,000	15,000
Common stock	486	498
Additional paid-in capital	72,757	76,252
Retained earnings	155,279	149,131
Treasury stock	—	(5,569)

Total stockholders’ equity	243,522	235,312

Total liabilities and stockholders’ equity	$464,646	$444,083

See accompanying notes to condensed consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2002 and 2001
(In thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue:
Product	$350,290	$419,718	$609,559	$902,079
Service	75,868	68,991	143,547	140,918

Total revenue	426,158	488,709	753,106	1,042,997

Cost of revenue:
Product	324,011	381,824	556,549	822,095
Service	47,893	43,410	92,024	91,744

Total cost of revenue	371,904	425,234	648,573	913,839

Gross margin	54,254	63,475	104,533	129,158

Operating expenses:
Selling	11,510	17,553	23,819	37,102
Service	11,090	13,745	21,916	27,315
General and administrative	18,863	22,267	36,495	44,478
Depreciation and amortization	4,687	5,720	9,474	11,389

Total operating expenses	46,150	59,285	91,704	120,284

Earnings from operations	8,104	4,190	12,829	8,874

Financing expenses, net	241	748	550	2,477

Earnings before income taxes and cumulative effect of a change in accounting principle for negative goodwill	7,863	3,442	12,279	6,397

Income taxes	3,144	1,377	4,910	2,559

Earnings before cumulative effect of a change in accounting principle for negative goodwill	4,719	2,065	7,369	3,838

Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	—	707	—

Net earnings	$4,719	$2,065	$8,076	$3,838

Basic and diluted earnings per common share:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$.09	$.04	$.14	$.07
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	—	.01	—

Net earnings	$.09	$.04	$.15	$.07

Average common shares outstanding:
Basic	48,429	47,777	48,401	47,908
Diluted	50,034	48,205	49,547	48,120

See accompanying notes to condensed consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$7,369	$3,838
Adjustments to reconcile earnings before cumulative effect of a change in accounting principle for negative goodwill to net cash provided by (used in) operating activities:
Depreciation and amortization	9,474	11,389
Deferred income taxes	791	(1,102)
Changes in assets and liabilities, excluding effects from acquisitions:
Receivables	(27,921)	137,767
Inventories	(6,084)	50,634
Other current assets	(1,172)	(266)
Accounts payable	36,377	8,040
Accrued liabilities and other	(21,660)	(22,717)

Net cash provided by (used in) operating activities	(2,826)	187,583

Cash flows from investing activities:
Capital expenditures	(3,143)	(10,800)
Business acquisitions, net of cash acquired	—	(79,309)

Net cash used in investing activities	(3,143)	(90,109)

Cash flows from financing activities:
Borrowings under revolver	—	8,000
Repayments of revolver	—	(8,000)
Issuance of common stock	584	375
Preferred stock dividends	(450)	(450)

Net cash provided by (used in) financing activities	134	(75)

Net increase (decrease) in cash and cash equivalents	(5,835)	97,399
Cash and cash equivalents at beginning of period	123,150	14,857

Cash and cash equivalents at end of period	$117,315	$112,256

See accompanying notes to condensed consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
June 30, 2002
(unaudited)

(1)    General

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the 2001 Annual Report on Form 10-K for CompuCom Systems, Inc. (“CompuCom” or “the Company”). In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments considered necessary for the fair presentation of the results for these interim periods. Interim results are not necessarily indicative of results expected for the full year.

(2)    Contingencies

There have been no material developments involving claims and legal actions involving CompuCom during the first half of 2002. CompuCom is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on CompuCom’s consolidated financial position and results of operations, taken as a whole.

(3)    Earnings per share

Basic earnings per common share have been computed based on net earnings after preferred stock dividend requirements and the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes conversion of dilutive convertible securities into common stock at the later of the beginning of the period or date of issuance and includes the add-back of related dividends, as required. Diluted earnings per common share also assumes the exercise of all options with an exercise price below the average market price of the Company’s stock, at the later of the beginning of the period or date of issuance, regardless of whether the options are vested or not. Earnings per common share have been computed as follows (in thousands, except per share amounts):

	Three months ended June 30, 2002			Six months ended June 30, 2002
	Earnings (Numerator)	Shares (Denominator)	EPS	Earnings (Numerator)	Shares (Denominator)	EPS
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$4,719			$7,369
Less: Preferred stock dividends	(225)			(450)

Basic EPS
Earnings available to common stockholders before cumulative effect of a change in accounting principle for negative goodwill	4,494	48,429	$.09	6,919	48,401	$.14

Effect of dilutive securities
Stock options		1,605			1,146

Diluted EPS
Earnings available + assumed conversions	$4,494	50,034	$.09	$6,919	49,547	$.14

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
June 30, 2002
(unaudited)

	Three months ended June 30, 2002			Six months ended June 30, 2002
	Earnings (Numerator)	Shares (Denominator)	EPS	Earnings (Numerator)	Shares (Denominator)	EPS
Net earnings	$2,065			$3,838
Less: Preferred stock dividends	(225)			(450)

Basic EPS
Earnings available to common stockholders	1,840	47,777	$.04	3,388	47,908	$.07

Effect of dilutive securities
Stock options		428			212

Diluted EPS
Earnings available + assumed conversions	$1,840	48,205	$.04	$3,388	48,120	$.07

CompuCom has excluded 4,054,469 and 4,239,231 shares from its calculations of diluted earnings per share for the three and six months ended June 30, 2002, respectively, and has excluded 6,829,001 and 6,931,632 shares from its calculations of diluted earnings per share for the three and six months ended June 30, 2001, respectively, as they are considered anti-dilutive.

(4)    Business Combinations

During 2001, CompuCom consummated four business combinations (collectively, “the 2001 acquisitions”). The 2001 acquisitions have been accounted for as purchase transactions. Accordingly, the consolidated financial statements reflect the operations of the acquired businesses from the respective dates of acquisition. The aggregate purchase price of the 2001 acquisitions, net of cash acquired, was approximately $121 million. CompuCom’s allocation of the aggregate purchase price for the 2001 acquisitions consisted of approximately $93 million to current assets, $1 million to non-current assets, $31 million to goodwill, $6 million to intangible assets with definite useful lives, and $10 million to current liabilities. CompuCom used available cash to finance the 2001 acquisitions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, approximately $1.3 million of negative goodwill associated with the 2001 MicroAge Technology Services, L.L.C. acquisition was recognized in the Condensed Consolidated Statements of Operations in the first quarter of 2002 as a cumulative effect of a change in accounting principle.

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

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
June 30, 2002
(unaudited)

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
	(in thousands, except per share data)
Revenue	$507,204	$1,081,132
Net earnings	$2,754	$5,186
Diluted earnings per share	$0.05	$0.10

(5)    Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”. CompuCom has adopted the provisions of SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

Under SFAS No. 142, the Company was required to test all existing goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002, on a “reporting unit” basis. A reporting unit can be the same as an operating segment, unless discrete financial information is prepared and regularly reviewed by management at a “component” level, generally one level below the operating segment level. In this case, the component is the reporting unit. A fair value approach was used to test goodwill for impairment. Under the fair value approach, an impairment charge would be recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. The valuation of each reporting unit was based on combinations of both the income and market valuation approaches. CompuCom completed the required testing during the second quarter 2002. As a result of the goodwill impairment tests, no impairment losses were indicated.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
June 30, 2002
(unaudited)

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Impact on Statement of Operations:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$4,719	$2,065	$7,369	$3,838
Add back goodwill amortization	—	848	—	1,697

Adjusted earnings before cumulative effect of a change in accounting principle for negative goodwill	4,719	2,913	7,369	5,535
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	—	707	—

Adjusted net earnings	$4,719	$2,913	$8,076	$5,535

Impact on Basic and Fully Diluted Earnings Per Share:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$0.09	$0.04	$0.14	$0.07
Add back goodwill amortization	—	0.02	—	0.04

Adjusted earnings before cumulative effect of a change in accounting principle for negative goodwill	0.09	0.06	0.14	0.11
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	—	0.01	—

Adjusted net earnings	$0.09	$0.06	$0.15	$0.11

The following is a summary of changes in the carrying amount of goodwill by segment for the six months ended June 30, 2002:

	Product	Service	Unallocated	Total
	(in thousands)
Balance at December 31, 2001	$59,402	$41,494	$(1,253)	$99,643
Cumulative change in accounting principle for negative goodwill	—	—	1,253	1,253
Additions	—	908	—	908

Balance at June 30, 2002	$59,402	$42,402	$—	$101,804

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
June 30, 2002
(unaudited)

In accordance with SFAS No. 142, approximately $1.3 million of negative goodwill associated with the 2001 MicroAge Technology Services, L.L.C. acquisition was recognized in the Condensed Consolidated Statements of Operations in the first quarter of 2002 as a cumulative effect of a change in accounting principle. Goodwill additions during six months ended June 30, 2002 resulted from adjustments to the preliminary purchase price allocations related to the 2001 acquisitions.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of CompuCom’s intangible assets with definite useful lives as of June 30, 2002 and December 31, 2001 (in thousands):

		June 30, 2002
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net
Customer-related	6 – 11 years	$15,467	$7,920	$7,547
Contract-related	24 –36 months	2,840	777	2,063

Total		$18,307	$8,697	$9,610

		December 31, 2001
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net
Customer-related	6 – 11 years	$15,467	$6,690	$8,777
Contract-related	24 – 36 months	2,840	171	2,669

Total		$18,307	$6,861	$11,446

Amortization expense related to intangible assets with definite useful lives was $0.9 million and $1.8 million for the three and six months ended June 30, 2002, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2001, respectively. The following table provides estimated amortization expense related to intangible assets with definite useful lives for each of the years in the five year period ending December 31, 2006:

Remainder of 2002	$1,792
2003	3,146
2004	2,494
2005	579
2006 and thereafter	1,599

$9,610

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
June 30, 2002
(unaudited)

(6)    Restructuring Charges

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

The following table provides a summary rollforward by category of the activity in CompuCom’s restructuring accrual for the six months ended June 30, 2002:

	Accrual at December 31, 2001	Cash Payments	Accrual at June 30, 2002
	(in thousands)
Lease termination costs	$1,861	$(154)	$1,707

The remaining accrual at June 30, 2002 is reflected in Accrued liabilities on CompuCom’s Condensed Consolidated Balance Sheet and relates to eight leases for former office sites that have not been terminated, two of which have not been sublet. The Company believes the restructuring accrual is adequate. Differences, if any, between the estimated amount accrued and actual amounts paid will be reflected in operating expenses in future periods.

(7)    Segment Information

CompuCom defines its operations as two distinct businesses—1) sales of personal computer-related products (“product”), which primarily includes desktop, networking, storage, and mobile computing products, as well as peripherals and software-related products and licenses and 2) services (“service”), which is primarily derived from application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, training, and services provided in support of certain manufacturers’ direct fulfillment initiatives. CompuCom measures segment earnings as operating earnings, defined as income before financing expenses and income taxes. During the first quarter of 2002, CompuCom revised its segment measures for allocating operating expenses between segments. CompuCom believes the new segment measures provide better information for the chief operating decision maker to assess segment performance and make resource allocation decisions. This change resulted in decreases of approximately $4.4 million and $8.8 million for the three and six months ended June 30, 2002, respectively, of allocated operating expenses to the product segment and corresponding increases by the same amounts to the services segment. In accordance with SFAS No. 131, prior period amounts have not been restated.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
June 30, 2002
(unaudited)

Three Months Ended June 30, 2002

Operating Results	Product	Service	Total
	(in thousands)

Revenues	$350,290	$75,868	$426,158

Gross margin	26,279	27,975	54,254

Operating earnings	2,083	6,021	8,104

Financing expenses, net			(241)

Earnings before income taxes and cumulative effect of a change in accounting for negative goodwill			$7,863

Three Months Ended June 30, 2001

Operating Results	Product	Service	Total
	(in thousands)

Revenues	$419,718	$68,991	$488,709

Gross margin	37,894	25,581	63,475

Operating earnings (loss)	(3,032)	7,222	4,190

Financing expenses, net			(748)

Earnings before income taxes and cumulative effect of a change in accounting for negative goodwill			$3,442

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
June 30, 2002
(unaudited)

Six Months Ended June 30, 2002

Operating Results	Product	Service	Total
	(in thousands)

Revenues	$609,559	$143,547	$753,106

Gross margin	53,010	51,523	104,533

Operating earnings	4,533	8,296	12,829

Financing expenses, net			(550)

Earnings before income taxes and cumulative effect of a change in accounting for negative goodwill			$12,279

Six Months Ended June 30, 2001

Operating Results	Product	Service	Total
	(in thousands)

Revenues	$902,079	$140,918	$1,042,997

Gross margin	79,984	49,174	129,158

Operating earnings (loss)	(3,923)	12,797	8,874

Financing expenses, net			(2,477)

Earnings before income taxes and cumulative effect of a change in accounting for negative goodwill			$6,397

(8)    Financing Arrangements

At June 30, 2002, CompuCom had financing arrangements of $150 million, consisting of a $125 million receivable securitization (“Securitization”) and a $25 million working capital line of credit (“Revolver”). Consistent with its financing requirements, CompuCom reduced the Revolver facility from $50 million to $25 million in May 2002.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
June 30, 2002
(unaudited)

The Securitization’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The Securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable (“receivables”) to a consolidated, wholly-owned bankruptcy-remote special purpose subsidiary (the “SPS”). The risk that CompuCom bears from bad debt losses on receivables sold is addressed in its allowance for doubtful accounts. The SPS has sold and, subject to certain conditions, may from time to time sell, an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. The sales are reflected as reductions of Receivables in the Condensed Consolidated Balance Sheets and are included in the net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The proceeds from the sale of receivables are used primarily to fund working capital requirements. CompuCom is retained as servicer of the receivables; however, the cost of servicing is not material. Discounts associated with the sale of receivables totaled $0.5 million and $0.9 million for the three and six months ended June 30, 2002, respectively, and $1.5 million and $3.7 million for the three and six months ended June 30, 2001, respectively, and are included in Financing expenses, net, in the Condensed Consolidated Statements of Operations. Amounts outstanding as sold receivables as of June 30, 2002 consisted of two certificates totaling $60 million, one certificate for $10 million which initially had an April 2002 maturity date but has been extended to a September 2002 maturity date, and one certificate for $50 million with an October 2003 maturity date. CompuCom expects the $10 million certificate to be renewed at its maturity date.

The Revolver, which initially had a May 2002 maturity date but has been extended to an October 2002 maturity date, bears interest at a rate of LIBOR plus an agreed-upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects the Revolver to be renewed prior to its maturity date. Availability under the Revolver is subject to a borrowing base calculation. As of June 30, 2002, availability under the Revolver was $25 million. No amounts were outstanding under the Revolver as of June 30, 2002 and December 31, 2001. Terms of the Revolver limit the amounts available for capital expenditures and dividends. Both the Securitization and the Revolver require CompuCom to maintain compliance with selected financial covenants and ratios.

Interest income of $0.5 million and $1.1 million was earned during the three and six months ended June 30, 2002, respectively, and $1.2 million and $2.2 million was earned during the three and six months ended June 30, 2001, respectively. Interest income is included in Financing expenses, net, on the Condensed Consolidated Statements of Operations.

(9)    Treasury Stock Retirement

In June 2002, CompuCom retired 1,431,525 shares of treasury stock which had been repurchased in prior years at a cost of $5.6 million.

(10)    Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 30, 2002

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

CompuCom’s discussion and analysis of its financial condition and results of operations are based upon CompuCom’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires CompuCom to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. CompuCom bases its estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 30, 2002

Results of Operations

The following table shows CompuCom’s total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, income taxes, cumulative effect of a change in accounting principle for negative goodwill, and net earnings are shown as a percentage of total revenue for the three and six months ended June 30, 2002 and 2001:

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenue:
Product	$350,290	$419,718	$609,559	$902,079
Service	75,868	68,991	143,547	140,918

Total revenue	$426,158	$488,709	$753,106	$1,042,997

Gross margin:
Product	$26,279	$37,894	$53,010	$79,984
Service	27,975	25,581	51,523	49,174

Total gross margin	$54,254	$63,475	$104,533	$129,158

Gross margin percentage:
Product	7.5%	9.0%	8.7%	8.9%
Service	36.9%	37.1%	35.9%	34.9%

Total gross margin percentage	12.7%	13.0%	13.9%	12.4%

Operating expenses:
Selling	2.7%	3.6%	3.2%	3.5%
Service	2.6%	2.8%	2.9%	2.6%
General and administrative	4.4%	4.5%	4.8%	4.3%
Depreciation and amortization	1.1%	1.2%	1.3%	1.1%

Total operating expenses	10.8%	12.1%	12.2%	11.5%

Earnings from operations	1.9%	0.9%	1.7%	0.9%

Financing expenses, net	0.1%	0.2%	0.1%	0.3%

Earnings before income taxes and cumulative effect of a change in accounting principle for negative goodwill	1.8%	0.7%	1.6%	0.6%

Income taxes	0.7%	0.3%	0.6%	0.2%

Earnings before cumulative effect of a change in accounting principle for negative goodwill	1.1%	0.4%	1.0%	0.4%

Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	—	0.1%	—

Net earnings	1.1%	0.4%	1.1%	0.4%

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2001 Business Combinations (“the 2001 acquisitions”)

In January 2001, CompuCom purchased certain assets of MicroAge Technology Services, L.L.C. (“MTS”, or “the MTS acquisition”). The purchase price of approximately $79 million (after post-closing adjustments) was financed using available cash. The purchased assets were used by MTS primarily in its business as a services provider and systems integrator of personal computer products.

In July 2001, CompuCom purchased certain assets and assumed certain liabilities of Excell Data Corporation (“Excell”, or “the Excell acquisition”) for approximately $27 million in available cash. The net assets acquired were used by Excell primarily in its business of high-end technical applications development, network infrastructure design and deployment and worldwide event technical planning and support. Essentially all of the Excell workforce, consisting of technical application developers, consultants, and administrative personnel were hired as part of the Excell acquisition. The purpose of the Excell acquisition was to expand the suite of CompuCom’s service offerings.

In November 2001, CompuCom purchased certain assets and assumed certain liabilities associated with the application development division of E-Certify Corporation (“ClientLink”, or “the ClientLink acquisition”) for approximately $2 million in available cash and the surrender of such number of E-Certify Corporation’s common stock to decrease the Company’s percent ownership from 22% to 19% of outstanding shares. ClientLink provides high-end technical consulting, development, deployment and maintenance services. The ClientLink acquisition further expanded the suite of CompuCom’s service offerings.

In November 2001, CompuCom acquired Northern NEF, Inc. (“NNEF”, or “the NNEF acquisition”) for approximately $15 million in available cash. NNEF is a federal systems integrator and solutions provider, whose services primarily include systems engineering, equipment procurement, software development, integration, test and training as well as related program management support services to various defense and civilian agencies of the federal government. NNEF also provides the services to state governments and commercial accounts. The NNEF acquisition provides CompuCom with an entrance to the federal marketplace and expands the capabilities NNEF can provide primarily to its federal clients through CompuCom’s existing service offerings.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Quarter Ended June 30, 2002 to the Quarter Ended June 30, 2001

Product revenue is primarily derived from the sale of hardware, which includes desktop, networking, storage, and mobile computing products and peripherals. Also included in product revenue is the sale of software, which includes software-related products and licenses to corporate and government clients. Product revenue declined 16.5% to $350.3 million in the second quarter of 2002 from $419.7 million in the second quarter of 2001. The decline in the second quarter 2002 from the second quarter 2001 consisted of a 22.6% decline in hardware and other product revenue, partially offset by an 8.4% increase in software and software license revenue. CompuCom believes the overall product revenue decline can be primarily attributed to general economic conditions that have resulted in lower demand for personal computer products mainly from its Fortune 1000 client base. As a result of this economic slowdown, product purchases and IT projects have been delayed, downsized or cancelled. In addition, product revenue has been negatively impacted by certain clients electing to purchase product directly from manufacturers, as well as by increased competition from other direct marketers. CompuCom believes the increase in software revenue from the second quarter 2001 to the second quarter 2002 was primarily due to announced changes in licensing programs of a certain software provider which resulted in increased demand for these licenses in the second quarter 2002. On a sequential basis, product revenue increased 35.1%. This sequential increase in product revenue is due to both hardware and software sales. The Company believes this increase is primarily a result of more aggressive pricing in certain circumstances, as well as an increase in demand from certain clients. In addition, with respect to software sales, the second quarter is typically the highest revenue quarter during the year. While product revenue increased sequentially in the second quarter, there can be no assurance that continued increases will occur or that significant declines will not occur in future quarters.

Product gross margin as a percentage of product revenue decreased to 7.5% in the second quarter of 2002 from 9.0% in the second quarter of 2001. In the first quarter 2002, that percentage was 10.3%. Contributing to this decrease was an increase in the proportion of lower margin software revenue relative to total product revenue. CompuCom also believes an increase in demand from certain clients impacted product gross margin. In addition, the Company engaged in more selective aggressive client pricing primarily related to hardware sales. The sequential decline in the product gross margin percentage was due not only to the factors noted above, but also to more selective aggressive client pricing related to software sales as well as a reduction of volume incentive dollars received from suppliers. Due to competitive conditions, CompuCom expects to experience continued pressure on product gross margin, the result of which may be to report both lower product gross margin dollars and a lower percentage relative to product revenue when compared to the comparable prior year period or previous quarter.

Service revenue increased 10.0% to $75.9 million for the second quarter of 2002 compared to $69.0 million for the second quarter of 2001. Sequentially, service revenue increased 12.1%. Service revenue is primarily derived from services directly related to the sale of product, such as configuration, vendor warranty contracts and services to support certain OEM product fulfullment programs, IT outsourcing services, such as desktop support, infrastructure services, field engineering, help desk and other infrastructure related services, and application development, systems integration and other consulting services. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales. The increase in service revenue for the second quarter of 2002 as compared to the same period in 2001 was primarily due to services directly related to the Excell, ClientLink and NNEF acquisitions, partially offset by a decline in field engineering revenue. Sequentially, all areas of the service business increased, the most significant of which were services provided to the federal government and services directly related to the sale of product. Service gross margin as a percentage of service revenue for the quarter ended June 30, 2002 of 36.9% remained relatively flat when compared to 37.1% for the same period in 2001. CompuCom expects to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period or previous quarter.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling expenses consist primarily of salary, commissions and benefits for sales and sales-support personnel, along with other costs directly related to such personnel. Selling expense decreased $6.0 million for the three months ended June 30, 2002 as compared to the same period in the prior year, and $0.8 million sequentially. CompuCom attributes this decrease to its own cost management efforts, primarily related to sales-support personnel and related costs. Selling expense as a percentage of revenue decreased to 2.7% for the three months ended June 30, 2002, down from 3.6% for the same period a year ago and 3.8% in the first quarter 2002.

Service expenses consist primarily of salary and benefits cost for personnel supporting the service business, along with other costs directly related to such personnel. Service expense decreased $2.7 million for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 and remained relatively flat on a sequential basis. The decrease was due primarily to CompuCom’s cost management efforts, particularly personnel and related costs, partially offset by personnel and infrastructure costs associated with the 2001 Excell and ClientLink acquisitions. As a percentage of revenue, service expense decreased to 2.6% for the three months ended June 30, 2002 from 2.8% for the same period a year ago.

General and administrative expenses consist principally of salary and benefit costs for executive, operations, information services, and administrative personnel, along with certain infrastructure costs directly related to such personnel, as well as professional services and other general corporate activities. General and administrative expense decreased $3.4 million for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease is reflective of the Company’s ongoing cost management efforts which was primarily due to reductions in personnel-related costs. Operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset certain expenses incurred.

Depreciation and amortization expense decreased approximately $1.0 million for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. The decrease was primarily due to the adoption of the non-amortization provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. This decrease was partially offset by increased amortization expense of identifiable intangibles with definite useful lives associated with the Excell and NNEF acquisitions. As a percentage of revenue, depreciation and amortization expense remained relatively flat for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing expense decreased to $0.2 million for the quarter ended June 30, 2002 from $0.7 million for the same period in the prior year. As a percentage of revenue, financing expense declined to 0.1% for the three months ended June 30, 2002 from 0.2% for the same period a year ago. The decrease in financing expense was primarily due to CompuCom’s continued improvement in working capital management, as well as lower financing requirements due to the decline in product revenue. The decline in financing expense was also due to the effect of lower effective interest rates in the second quarter of 2002 as compared to the second quarter of 2001.

As a result of the factors discussed above, CompuCom recorded net earnings for the quarter ended June 30, 2002 of $4.7 million. This compares to net earnings of $2.1 million for the quarter ended June 30, 2001.

Comparison of the Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001

Product revenue declined 32.4% to $609.6 million in the six months ended June 30, 2002 from $902.1 million in the six months ended June 30, 2001. The decline consisted of a 38.5% decline in hardware and other product revenue, partially offset by a 4.6% increase in software and software license revenue. CompuCom believes the overall product revenue decline can be primarily attributed to general economic conditions that have resulted in lower demand for personal computer products mainly from its Fortune 1000 client base. As a result of this economic slowdown, product purchases and IT projects have been delayed, downsized or cancelled. In addition, product revenue has been negatively impacted by certain clients electing to purchase product directly from manufacturers, as well as by increased competition from other direct marketers. CompuCom believes the increase in software revenue from the six months ended June 30, 2001 to the six months ended June 30, 2002 was primarily due to announced changes in licensing programs of a certain software provider which resulted in increased demand for these licenses in the second quarter 2002. CompuCom expects to experience continued pressure on product revenue, the result of which may be to report lower product revenue when compared to the comparable prior year period or previous quarter.

Product gross margin as a percentage of product revenue decreased to 8.7% in the six months ended June 30, 2002 from 8.9% in the six months ended June 30, 2001. CompuCom believes this decrease is primarily due to an increase in the proportion of lower margin software revenue relative to total product revenue and more aggressive pricing in certain circumstances for both hardware and software revenue. Due to competitive conditions, CompuCom expects to continue to experience pressure on product gross margin, the result of which may be to report both lower product gross margin dollars and a lower percentage relative to product revenue when compared to the comparable prior year period.

Service revenue increased 1.9% to $143.5 million for the six months ended June 30, 2002 compared to $140.9 million for the six months ended June 30, 2001. The increase in service revenue was primarily due to services directly related to the Excell, ClientLink and NNEF acquisitions, partially offset by declines primarily in field engineering and product-related services. Service gross margin as a percentage of service revenue increased for the six months ended June 30, 2002 to 35.9% from 34.9% for the same period in 2001. CompuCom expects to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period or previous quarter.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling expense decreased $13.3 million for the six months ended June 30, 2002 as compared to the same period in the prior year. Selling expense as a percentage of revenue decreased to 3.5% for the six months ended June 30, 2002 from 3.6% for the same period a year ago. CompuCom attributes this decrease to its own cost management efforts, primarily related to sales-support personnel and related costs.

Service expense decreased $5.4 million for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease was due primarily to CompuCom’s cost management efforts, particularly personnel and related costs, partially offset by personnel and infrastructure costs associated with the 2001 Excell and ClientLink acquisitions. As a percentage of revenue, service expense increased to 2.9% for the six months ended June 30, 2002 from 2.6% for the same period a year ago due primarily to the decline in product revenue.

General and administrative expense decreased $8.0 million for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease is reflective of the Company’s ongoing cost management efforts which primarily include personnel-related costs, as well as certain infrastructure costs. General and administrative expense increased as a percentage of revenue from 4.3% to 4.8% for the comparable periods due primarily to the decline in product revenue.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and amortization expense decreased approximately $1.9 million for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease was primarily due to the adoption of the non-amortization provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. This decrease was partially offset by increased amortization expense of identifiable intangibles with definite useful lives associated with the Excell and NNEF acquisitions. As a percentage of revenue, depreciation and amortization expense increased from 1.1% for the six months ended June 30, 2001 to 1.3% for the six months ended June 30, 2002. Contributing to the increase was the decline in product revenue over the comparable periods.

Financing expense decreased to $0.6 million for the six months ended June 30, 2002 from $2.5 million for the same period in the prior year. As a percentage of revenue, financing expense declined to 0.1% for the six months ended June 30, 2002 from 0.3% for the same period a year ago. The decrease in financing expense was primarily due to CompuCom’s continued improvement in working capital management, as well as lower financing requirements due to the decline in product revenue. The decline in financing expense was also due to the effect of lower effective interest rates in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

As a result of the factors discussed above, CompuCom recorded earnings before the cumulative effect of a change in accounting principle for negative goodwill for the six months ended June 30, 2002 of $7.4 million. This compares to net earnings of $3.8 million for the six months ended June 30, 2001.

Liquidity and Capital Resources

Working capital at June 30, 2002 was $100.2 million compared to $87.1 million at December 31, 2001. The increase in working capital was primarily the result of an increase in receivables, partially offset by a net increase in accounts payable and accrued liabilities. The increase in receivables was directly related to the increase in revenue in the second quarter of 2002 as compared to the fourth quarter of 2001, particularly product revenue which increased approximately 17.3% over the comparable period. Also contributing to the increase in receivables was a $14.0 million reduction in the amount of receivables utilized under CompuCom’s securitization facility.

CompuCom’s liquidity is impacted by the dollar volume of certain manufacturers’ rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and claim a rebate from the manufacturer to reduce the final cost. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom’s initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. These programs have been at times a material factor in CompuCom’s financing needs. As of both June 30, 2002 and December 31, 2001, CompuCom was owed approximately $14 million under these vendor rebate programs.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CompuCom’s working capital requirements are generally funded through financing arrangements and internally generated funds. As of June 30, 2002, CompuCom’s financing arrangements consisted of a $125 million receivable securitization (“Securitization”) and $25 million working capital line of credit (“Revolver”). Consistent with its financing requirements, CompuCom reduced the Revolver facility from $50 million to $25 million in May 2002. The Securitization pricing is based on a designated short-term interest rate plus an agreed upon spread. As of June 30, 2002, amounts outstanding as sold receivables consisted of two certificates totaling $60 million, one certificate for $10 million which initially had an April 2002 maturity date but has been extended to a September 2002 maturity date, and one certificate for $50 million with an October 2003 maturity date. CompuCom expects the $10 million certificate to be renewed at its maturity date. The Revolver, which initially had a May 2002 maturity date but has been extended to an October 2002 maturity date, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects the Revolver to be renewed prior to its maturity date. Availability under the Revolver is subject to a borrowing base calculation. As of June 30, 2002, availability under the Revolver was $25 million. No amounts were outstanding under the Revolver as of June 30, 2002 and December 31, 2001. Terms of the Revolver limit the amounts available for capital expenditures and dividends. Both the Securitization and the Revolver are subject to CompuCom’s compliance with selected financial covenants and ratios.

CompuCom’s business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to its overall financial position. Generally, the Company’s capital expenditures relate to its information technology hardware and software and improvements in its distribution centers. Capital expenditures were $3.1 million for the six months ended June 30, 2002, as compared to $10.8 million for the same period in 2001. The decrease is a result of higher than normal capital spending in the first half of 2001 which was due primarily to upgrades to the Company’s technology infrastructure and help desk offerings, system deployments to certain personnel, including those hired as part of the MTS acquisition, and certain other capital investments associated with the MTS acquisition. CompuCom currently expects capital expenditures for 2002 to be in a range between $9 to $11 million.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. CompuCom has adopted the provisions of SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

Under SFAS No. 142, the Company is required to perform transitional impairment tests for its goodwill and intangible assets with indefinite useful lives as of the date of adoption. CompuCom completed the required transitional impairment tests during the second quarter 2002. As a result of the goodwill impairment tests, no impairment losses were indicated.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS No. 143 in fiscal year 2003. The Company does not expect the provisions of SFAS No. 143 to have any significant impact on its financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS No. 145 to have any significant impact on its financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. SFAS No. 146 is effective prospectively for exit or disposal activities initiated subsequent to December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have any significant impact on its financial condition or results of operations.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risks

This document contains “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements may be identified by words such as “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions. Although we believe the expectations contained in the forward-looking statements are reasonable, we can give no assurance that the expectations will prove correct. In addition, the forward-looking statements do not reflect the potential impact of any future acquisitions or mergers and related integration, dispositions, joint ventures, strategic investments or one-time events. These forward-looking statements are subject to certain risks and uncertainties and there are a number of factors that could cause actual results to differ materially from those indicated by the forward-looking statements, and as a result could have an adverse impact on our business, financial condition and operating results. These factors include: our ability to grow product and service revenue; the decline in product revenue and product gross margin may continue and may be greater than anticipated; the product revenue increase on a sequential basis may not continue; our ability to increase consulting revenue; our ability to meet manufacturer’s expectations in providing assistance in implementing direct fulfillment initiatives; our ability to find additional ways to leverage costs and reduce costs further, including financing costs; our ability to improve operational efficiency; our ability to integrate acquired businesses into our operations; our ability to win new clients; the expansion of the services the Company provides may not be as broad as the Company currently expects or widely accepted by clients; the manufacturer’s who use the Company’s direct services may elect not to use those services; our ability to retain key employees of acquired businesses; our ability to accurately value acquired businesses; and our ability to improve product and service gross margin and our balance sheet. Other factors that could cause actual results to differ include: acquisition integration issues; the impact of competitive pricing and supply; the potential impact of the Hewlett Packard and Compaq merger; lower demand than anticipated for the products and services the Company sells; the impact of the manufacturer’s shift to direct fulfillment and marketing programs may be more significant than anticipated; changes to manufacturers’ pricing, price protection, rebate and incentive programs; short-term interest rate fluctuations; general economic conditions; employee turnover; potential impact of litigation; the ability to collect accounts receivable and vendor rebates receivable; the impact of certain business and economic factors on the valuation of certain investments in other businesses CompuCom has made or may make; and other uncertainties that may have an impact on future revenue and earnings as well as the risks and uncertainties set forth from time to time in our other public reports and statements, including the risk factors set forth in our Annual Report on Form 10-K. As a result, readers should not place undue reliance on these forward-looking statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

CompuCom is exposed to interest rate risk primarily through its Securitization and Revolver. CompuCom utilizes its Securitization and Revolver for its working capital and other borrowing needs. If CompuCom’s effective interest rate were to increase by 100 basis points (1.00%), CompuCom’s annual financing expense would increase by approximately $0.6 million based on the average balances utilized under the Securitization and Revolver during the six months ended June 30, 2002.

Currently, CompuCom does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 15, 2002. At the meeting, the stockholders voted in favor of electing as directors the eleven nominees named in the Company’s Definitive Proxy Statement dated April 12, 2002, and for an amendment to the Company’s Employee Stock Purchase Plan (the “Plan”) to increase the number of shares subject to the Plan by two million shares. The number of votes cast for, against or withheld, as well as the number of abstentions were as follows:

Election of Directors:

	For	Withheld / Not Voted
J. Edward Coleman	56,123,509	3,345,078
Anthony L. Craig	56,115,091	3,353,496
Michael J. Emmi	56,120,491	3,348,096
Richard F. Ford	56,119,883	3,348,704
Edwin L. Harper	56,126,796	3,341,791
Delbert W. Johnson	55,178,021	4,290,566
John D. Loewenberg	56,118,033	3,350,554
Warren V. Musser	55,086,691	4,381,896
Anthony J. Paoni	55,172,146	4,296,441
Edward N. Patrone	56,125,157	3,343,430
M. Lazane Smith	56,128,203	3,340,384

Proposal to amend the Employee Stock Purchase Plan:

For	Against	Abstain	Not Voted
44,400,118	731,959	82,645	3,175,580

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

99.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

None

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCOM SYSTEMS, INC.
(Registrant)

DATE: August 14, 2002	/s/ J. EDWARD COLEMAN
J. Edward Coleman,
Chairman of the Board, President, Chief Executive Officer, and Director

DATE: August 14, 2002	/s/ M. LAZANE SMITH
M. Lazane Smith,
Senior Vice President, Finance, Chief Financial Officer, Secretary and Director