Form 10-Q
period 2002-09-30
COMPUCOM SYSTEMS INC
filed 2002-11-14
CIK 736291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended: September 30, 2002

Commission File Number 0-14371

COMPUCOM SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	38-2363156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7171 Forest Lane, Dallas, TX 75230
(Address of principal executive offices, including zip code)

(972) 856-3600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of the Registrant’s common stock outstanding as of November 12, 2002 was 48,965,090 shares.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$124,434	$123,150
Receivables, net	150,087	134,980
Inventories	36,341	29,608
Other	5,604	8,131

Total current assets	316,466	295,869

Property and equipment, net	25,750	31,566

Goodwill	101,967	99,643
Intangible assets, net	8,714	11,446
Other	4,007	5,559

Total assets	$456,904	$444,083

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$137,312	$120,173
Accrued liabilities	70,075	88,598

Total current liabilities	207,387	208,771

Stockholders’ equity:
Preferred stock	15,000	15,000
Common stock	489	498
Additional paid-in capital	73,517	76,252
Retained earnings	160,511	149,131
Treasury stock	—	(5,569)

Total stockholders’ equity	249,517	235,312

Total liabilities and stockholders’ equity	$456,904	$444,083

See accompanying notes to condensed consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2002 and 2001
(In thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue:
Product	$333,081	$332,877	$942,640	$1,234,956
Service	81,008	71,883	224,555	212,801

Total revenue	414,089	404,760	1,167,195	1,447,757

Cost of revenue:
Product	306,955	299,792	863,504	1,121,887
Service	54,574	45,638	146,598	137,382

Total cost of revenue	361,529	345,430	1,010,102	1,259,269

Gross margin	52,560	59,330	157,093	188,488

Operating expenses:
Selling	11,286	14,927	35,105	52,029
Service	10,223	14,359	32,139	41,674
General and administrative	17,770	22,446	54,265	66,924
Depreciation and amortization	4,380	5,205	13,854	16,594

Total operating expenses	43,659	56,937	135,363	177,221

Earnings from operations	8,901	2,393	21,730	11,267

Financing expense, net	(27)	455	523	2,932

Earnings before income taxes and cumulative effect of a change in accounting principle for negative goodwill	8,928	1,938	21,207	8,335
Income taxes	3,471	776	8,381	3,335

Earnings before cumulative effect of a change in accounting principle for negative goodwill	5,457	1,162	12,826	5,000
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	—	707	—

Net earnings	$5,457	$1,162	$13,533	$5,000

Basic earnings per common share:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$.11	$.02	$.25	$.09
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	—	.01	—

Net earnings	$.11	$.02	$.26	$.09

Diluted earnings per common share:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$.10	$.02	$.24	$.09

Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	—	.01	—

Net earnings	$.10	$.02	$.25	$.09

Average common shares outstanding:
Basic	48,734	48,146	48,513	47,988
Diluted	51,001	49,355	50,154	48,557

See accompanying notes to condensed consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$12,826	$5,000
Adjustments to reconcile earnings before cumulative effect of a change in accounting principle for negative goodwill to net cash provided by (used in) operating activities:
Depreciation and amortization	13,854	16,594
Deferred income taxes	503	(1,856)
Changes in assets and liabilities, excluding effects from acquisitions:
Receivables	(15,107)	154,199
Inventories	(6,644)	54,119
Other current assets	(1,361)	(1,552)
Accounts payable	17,139	(9,599)
Accrued liabilities and other	(16,450)	(10,126)

Net cash provided by operating activities	4,760	206,779

Cash flows from investing activities:
Capital expenditures	(4,148)	(16,528)
Business acquisitions, net of cash acquired	—	(104,338)

Net cash used in investing activities	(4,148)	(120,866)

Cash flows from financing activities:
Borrowings under revolver	—	8,000
Repayments of revolver	—	(8,000)
Issuance of common stock	1,347	488
Preferred stock dividends	(675)	(675)

Net cash provided by (used in) financing activities	672	(187)

Net increase in cash and cash equivalents	1,284	85,726
Cash and cash equivalents at beginning of period	123,150	14,857

Cash and cash equivalents at end of period	$124,434	$100,583

See accompanying notes to condensed consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 2002
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

Previously, CompuCom reported that it, along with Safeguard and a number of other parties, had been named in a putative class action proceeding which arose out of the initial public offering of OPUS 360 Corporation (“OPUS”), whereby the plaintiffs alleged material misrepresentations and/or omissions in connection with the initial public offering of OPUS stock. On October 2, 2002, the district court dismissed plaintiffs’ claims against Safeguard, CompuCom, and the other defendants with leave to amend their complaint in part. The court explicitly granted plaintiffs leave to amend their pleadings with respect to misrepresentations and omissions in the initial public offering registration statement but did not do so with respect to the claims dismissed as against Safeguard and CompuCom. On October 30, 2002, plaintiffs served their Second Amended Consolidated Class Action Complaint. The amended pleading did not name Safeguard or CompuCom as defendants and thus there is no presently pending action as against them. There remains a possibility that plaintiffs would seek to appeal the dismissal of their claims against Safeguard and CompuCom in the near term or attempt to do so at the conclusion of the still-pending action against the remaining defendants.

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

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 2002
(unaudited)

	Three months ended September 30, 2002			Nine months ended September 30,2002
	Earnings (Numerator)	Shares (Denominator)	EPS	Earnings (Numerator)	Shares (Denominator)	EPS
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$5,457			$12,826
Less: Preferred stock dividends	(225)			(675)

Basic EPS
Earnings available to common stockholders before cumulative effect of a change in accounting principle for negative goodwill	5,232	48,734	$.11	12,151	48,513	$.25

Effect of dilutive securities
Stock options		2,222			1,596
Employee stock purchase plan		45			45

Diluted EPS
Earnings available + assumed conversions	$5,232	51,001	$.10	$12,151	50,154	$.24

	Three months ended September 30, 2001			Nine months ended September 30, 2001
	Earnings (Numerator)	Shares (Denominator)	EPS	Earnings (Numerator)	Shares (Denominator)	EPS
Net earnings	$1,162			$5,000
Less: Preferred stock dividends	(225)			(675)

Basic EPS
Earnings available to common stockholders	937	48,146	$.02	4,325	47,988	$.09

Effect of dilutive securities
Stock options		1,125			485
Employee stock purchase plan		84			84

Diluted EPS
Earnings available + assumed conversions	$937	49,355	$.02	$4,325	48,557	$.09

CompuCom has excluded 2,439,832 and 4,070,707 shares from its calculations of diluted earnings per share for the three and nine months ended September 30, 2002, respectively, and has excluded 6,491,579 and 6,801,826 shares from its calculations of diluted earnings per share for the three and nine months ended September 30, 2001, respectively, as they are considered anti-dilutive.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 2002
(unaudited)

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

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
	(in thousands, except per share data)

Revenue	$412,253	$1,493,385
Net earnings	$328	$5,514
Diluted earnings per share	$0.00	$0.10

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 2002
(unaudited)

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
September 30, 2002
(unaudited)

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Impact on Statement of Operations:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$5,457	$1,162	$12,826	$5,000
Add back goodwill amortization	—	799	—	2,495

Adjusted earnings before cumulative effect of a change in accounting principle for negative goodwill	5,457	1,961	12,826	7,495
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	—	707	—

Adjusted net earnings	$5,457	$1,961	$13,533	$7,495

Impact on Basic Earnings Per Share:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$0.11	$0.02	$0.25	$0.09
Add back goodwill amortization	—	0.02	—	0.06

Adjusted earnings before cumulative effect of a change in accounting principle for negative goodwill	0.11	0.04	0.25	0.15
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	—	0.01	—

Adjusted net earnings	$0.11	$0.04	$0.26	$0.15

Impact on Fully Diluted Earnings Per Share:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$0.10	$0.02	$0.24	$0.09
Add back goodwill amortization	—	0.02	—	0.06

Adjusted earnings before cumulative effect of a change in accounting principle for negative goodwill	0.10	0.04	0.24	0.15
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	—	0.01	—

Adjusted net earnings	$0.10	$0.04	$0.25	$0.15

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 2002
(unaudited)

The following is a summary of changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2002:

	Product	Service	Unallocated	Total
	(in thousands)

Balance at December 31, 2001	$59,402	$41,494	$(1,253)	$99,643
Cumulative change in accounting principle for negative goodwill	—	—	1,253	1,253
Additions	—	1,071	—	1,071

Balance at September 30, 2002	$59,402	$42,565	$—	$101,967

In accordance with SFAS No. 142, approximately $1.3 million of negative goodwill associated with the 2001 MicroAge Technology Services, L.L.C. acquisition was recognized in the Condensed Consolidated Statements of Operations in the first quarter of 2002 as a cumulative effect of a change in accounting principle. Goodwill additions during the nine months ended September 30, 2002 resulted from adjustments to the preliminary purchase price allocations related to the 2001 acquisitions.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of CompuCom’s intangible assets with definite useful lives as of September 30, 2002 and December 31, 2001 (in thousands):

	Amortization Period	September 30, 2002
		Gross Carrying Value	Accumulated Amortization	Net
Customer-related	6 – 11 years	$15,467	$8,514	$6,953
Contract-related	24 – 36 months	2,840	1,079	1,761

Total		$18,307	$9,593	$8,714

	Amortization Period	December 31, 2001
		Gross Carrying Value	Accumulated Amortization	Net
Customer-related	6 – 11 years	$15,467	$6,690	$8,777
Contract-related	24 – 36 months	2,840	171	2,669

Total		$18,307	$6,861	$11,446

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 2002
(unaudited)

Amortization expense related to intangible assets with definite useful lives was $0.9 million and $2.7 million for the three and nine months ended September 30, 2002, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2001, respectively. The following table provides estimated amortization expense related to intangible assets with definite useful lives for each of the years in the five year period ending December 31, 2006:

Remainder of 2002	$896
2003	3,146
2004	2,494
2005	579
2006 and thereafter	1,599

$8,714

(6)	Restructuring Charges

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

The following table provides a summary rollforward by category of the activity in CompuCom’s restructuring accrual for the nine months ended September 30, 2002:

	Accrual at December 31, 2001	Cash Payments	Accrual at September 30, 2002
	(in thousands)

Lease termination costs	$1,861	$(343)	$1,518

The remaining accrual at September 30, 2002 is reflected in Accrued liabilities on CompuCom’s Condensed Consolidated Balance Sheet and relates to eight leases for former office sites that have not been terminated, two of which have not been sublet. The Company believes the restructuring accrual is adequate. Differences, if any, between the estimated amount accrued and actual amounts paid will be reflected in operating expenses in future periods.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 2002
(unaudited)

(7)	Segment Information

CompuCom defines its operations as two distinct businesses—1) sales of personal computer-related products (“product”), which primarily includes desktop, networking, storage, and mobile computing products, as well as peripherals and software-related products and licenses and 2) services (“service”), which is primarily derived from application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, training, staff augmentation, and services provided in support of certain manufacturers’ direct fulfillment initiatives. CompuCom measures segment earnings as operating earnings, defined as income before financing expense and income taxes. During the first quarter of 2002, CompuCom revised its segment measures for allocating operating expenses between segments. CompuCom believes the new segment measures provide better information for the chief operating decision maker to assess segment performance and make resource allocation decisions. This change resulted in decreases of approximately $5.0 million and $14.5 million for the three and nine months ended September 30, 2002, respectively, of allocated operating expenses to the product segment and corresponding increases by the same amounts to the services segment. In accordance with SFAS No. 131, prior period amounts have not been restated.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 2002
(unaudited)

Three Months Ended September 30, 2002

Operating Results	Product	Service	Total
	(in thousands)

Revenues	$333,081	$81,008	$414,089

Gross margin	26,126	26,434	52,560

Operating earnings	3,058	5,843	8,901

Financing expense, net			27

Earnings before income taxes and cumulative effect of a change in accounting for negative goodwill			$8,928

Three Months Ended September 30, 2001

Operating Results	Product	Service	Total
	(in thousands)

Revenues	$332,877	$71,883	$404,760

Gross margin	33,085	26,245	59,330

Operating earnings (loss)	(4,312)	6,705	2,393

Financing expense, net			(455)

Earnings before income taxes and cumulative effect of a change in accounting for negative goodwill			$1,938

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 2002
(unaudited)

Nine Months Ended September 30, 2002

Operating Results	Product	Service	Total
	(in thousands)

Revenues	$942,640	$224,555	$1,167,195

Gross margin	79,136	77,957	157,093

Operating earnings	7,591	14,139	21,730

Financing expense, net			(523)

Earnings before income taxes and cumulative effect of a change in accounting for negative goodwill			$21,207

Nine Months Ended September 30, 2001

Operating Results	Product	Service	Total
	(in thousands)

Revenues	$1,234,956	$212,801	$1,447,757

Gross margin	113,069	75,419	188,488

Operating earnings (loss)	(8,234)	19,501	11,267

Financing expense, net			(2,932)

Earnings before income taxes and cumulative effect of a change in accounting for negative goodwill			$8,335

(8)	Financing Arrangements

At September 30, 2002, CompuCom had financing arrangements of $125 million, consisting of a $100 million receivable securitization (“Securitization”) and a $25 million working capital line of credit (“Revolver”). Consistent with its financing requirements, CompuCom reduced the Securitization from $125 million to $100 million in August 2002.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 2002
(unaudited)

The Securitization’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The Securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable (“receivables”) to a consolidated, wholly-owned bankruptcy-remote special purpose subsidiary (the “SPS”). The risk that CompuCom bears from bad debt losses on receivables sold is addressed in its allowance for doubtful accounts. The SPS has sold and, subject to certain conditions, may from time to time sell, an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. The sales are reflected as reductions of Receivables in the Condensed Consolidated Balance Sheets and are included in the net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The proceeds from the sale of receivables are used primarily to fund working capital requirements. CompuCom is retained as servicer of the receivables; however, the cost of servicing is not material. Discounts associated with the sale of receivables totaled $0.4 million and $1.3 million for the three and nine months ended September 30, 2002, respectively, and $1.1 million and $4.8 million for the three and nine months ended September 30, 2001, respectively, and are included in Financing expense, net, in the Condensed Consolidated Statements of Operations. Amounts outstanding as sold receivables as of September 30, 2002 consisted of two certificates totaling $60 million. Within the context of the Securitization, each certificate is issued from a separate facility, each facility set at $50 million. One $50 million facility, with an October 2003 maturity date, has one certificate issued for $50 million. The other $50 million facility, which initially had an April 2002 maturity date but was renewed in October 2002 for three years, has one certificate issued for $10 million.

The Revolver, which initially had a May 2002 maturity date but has been extended to a December 2002 maturity date, bears interest at a rate of LIBOR plus an agreed-upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects the Revolver to be renewed prior to its maturity date. Availability under the Revolver is subject to a borrowing base calculation. As of September 30, 2002, availability under the Revolver was $25 million. No amounts were outstanding under the Revolver as of September 30, 2002 and December 31, 2001. Terms of the Revolver limit the amounts available for capital expenditures and dividends. Both the Securitization and the Revolver require CompuCom to maintain compliance with selected financial covenants and ratios.

Interest income of $0.4 million and $1.5 million was earned during the three and nine months ended September 30, 2002, respectively, and $1.2 million and $3.4 million was earned during the three and nine months ended September 30, 2001, respectively. Interest income is included in Financing expense, net, on the Condensed Consolidated Statements of Operations.

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
September 30, 2002

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

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table shows CompuCom’s total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expense, income taxes, cumulative effect of a change in accounting principle for negative goodwill, and net earnings are shown as a percentage of total revenue for the three and nine months ended September 30, 2002 and 2001:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue:
Product	$333,081	$332,877	$942,640	$1,234,956
Service	81,008	71,883	224,555	212,801

Total revenue	$414,089	$404,760	$1,167,195	$1,447,757

Gross margin:
Product	$26,126	$33,085	$79,136	$113,069
Service	26,434	26,245	77,957	75,419

Total gross margin	$52,560	$59,330	$157,093	$188,488

Gross margin percentage:
Product	7.8%	9.9%	8.4%	9.2%
Service	32.6%	36.5%	34.7%	35.4%

Total gross margin percentage	12.7%	14.7%	13.5%	13.0%

Operating expenses:
Selling	2.7%	3.7%	3.0%	3.6%
Service	2.5%	3.5%	2.8%	2.9%
General and administrative	4.3%	5.6%	4.6%	4.6%
Depreciation and amortization	1.1%	1.3%	1.2%	1.1%

Total operating expenses	10.6%	14.1%	11.6%	12.2%

Earnings from operations	2.1%	0.6%	1.9%	0.8%

Financing expense, net	0.0%	(0.1%)	(0.1%)	(0.2%)

Earnings before income taxes and cumulative effect of a change in accounting principle for negative goodwill	2.1%	0.5%	1.8%	0.6%

Income taxes	0.8%	0.2%	0.7%	0.2%

Earnings before cumulative effect of a change in accounting principle for negative goodwill	1.3%	0.3%	1.1%	0.3%

Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	—	0.1%	—

Net earnings	1.3%	0.3%	1.2%	0.3%

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

In November 2001, CompuCom purchased certain assets and assumed certain liabilities associated with the application development division of E-Certify Corporation (“ClientLink”, or “the ClientLink acquisition”) for approximately $2 million in available cash and the surrender of such number of E-Certify Corporation’s common stock to decrease the Company’s percent ownership from 22% to 19% of outstanding shares. ClientLink provides high-end technical consulting, application development, deployment and maintenance services. The ClientLink acquisition further expanded the suite of CompuCom’s service offerings.

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

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Quarter Ended September 30, 2002 to the Quarter Ended September 30, 2001

Product revenue is primarily derived from the sale of hardware, which includes desktop, networking, storage, and mobile computing products and peripherals. Also included in product revenue is the sale of software, which includes software-related products and licenses. Product revenue increased from $332.9 million in the third quarter of 2001 to $333.1 million in the third quarter of 2002. The increase consisted of a 46.8% increase in software and software license revenue, offset by a 10.4% decline in hardware and other product revenue. Sequentially, software and software license revenue was essentially flat with the second quarter 2002, while hardware and other product revenue decreased 6.5%. CompuCom believes demand for its products continues to be hampered by general economic conditions that have resulted in lower demand for personal computer products, mainly from its Fortune 1000 client base. As a result of this economic slowdown, the Company believes product purchases and IT projects have been delayed, downsized or cancelled. In addition, product revenue has been negatively impacted by certain clients electing to purchase product directly from manufacturers, as well as by increased competition from other direct marketers. CompuCom believes the increase in software revenue from the third quarter 2001 to the third quarter 2002 was primarily due to announced changes in licensing programs of a certain software provider which resulted in increased demand for these licenses in the third quarter 2002.

Product gross margin as a percentage of product revenue decreased to 7.8% in the third quarter of 2002 from 9.9% in the third quarter of 2001, but increased from 7.5% in the second quarter 2002. Contributing to the decrease from third quarter 2001 to third quarter 2002 was an increase in the proportion of lower margin software revenue relative to total product revenue. In addition, the Company engaged in more selective aggressive client pricing primarily related to hardware sales and received less volume incentive dollars from its suppliers. Due to economic and competitive conditions, CompuCom expects to experience continued pressure on both product revenue and product gross margin, the result of which may be to report both lower product revenue and gross margin dollars, as well as a lower gross margin percentage when compared to the comparable prior year period or previous quarter.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Service revenue increased 12.7% to $81.0 million for the third quarter of 2002 compared to $71.9 million for the third quarter of 2001. Sequentially, service revenue increased 6.8%. Service revenue is primarily derived from services directly related to the sale of product, such as configuration, vendor warranty contracts and services to support certain OEM product fulfillment programs, IT outsourcing services, such as desktop support, infrastructure services, field engineering, help desk and other infrastructure related services, and application development, systems integration and other consulting services. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales. The increase in service revenue from the third quarter 2001 to the third quarter 2002, as well as the sequential increase from second quarter 2002 to third quarter 2002, was primarily due to services directly related to the federal government. Service gross margin as a percentage of service revenue for the quarter ended September 30, 2002 of 32.6% decreased from 36.5% for the same period in 2001 and from 36.9% in the second quarter 2002. The decrease was primarily a result of the increase in lower margin services to the federal government. CompuCom expects to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period or previous quarter.

Selling expenses consist primarily of salary, commissions and benefits for sales and sales-support personnel, along with other costs directly related to such personnel. Selling expense decreased $3.6 million for the three months ended September 30, 2002 as compared to the same period in the prior year. CompuCom attributes this decrease to its own cost management efforts, primarily related to personnel and related costs. Selling expense as a percentage of revenue decreased to 2.7% for the three months ended September 30, 2002, down from 3.7% for the same period a year ago, and remained flat on a sequential basis.

Service expenses consist primarily of salary and benefits cost for personnel supporting the service business, along with other costs directly related to such personnel. Service expense decreased $4.1 million for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 and $0.8 million on a sequential basis. The decrease was due primarily to CompuCom’s cost management efforts, particularly personnel and related costs. As a percentage of revenue, service expense decreased to 2.5% for the three months ended September 30, 2002 from 3.5% for the same period a year ago and remained relatively flat on a sequential basis.

General and administrative expenses consist principally of salary and benefit costs for executive, operations, information services, and administrative personnel, along with certain infrastructure costs directly related to such personnel, as well as professional services and other general corporate activities. General and administrative expense decreased $4.7 million for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 and decreased $1.1 million sequentially. The decrease is reflective of the Company’s ongoing cost management efforts which was primarily due to reductions in personnel-related costs. As a percentage of revenue, general and administrative expense decreased to 4.3% for the three months ended September 30, 2002 from 5.6% for the same period a year ago and remained relatively flat on a sequential basis. Operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset certain expenses incurred.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and amortization expense decreased approximately $0.8 million for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. The decrease was primarily due to the adoption of the non-amortization provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. This decrease was partially offset by increased amortization expense of identifiable intangibles with definite useful lives associated with the Excell and NNEF acquisitions. As a percentage of revenue, depreciation and amortization expense remained relatively flat for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

Regarding financing expense, net for the quarter ended September 30, 2002, interest income earned on the investment of available cash exceeded financing expenses incurred during the quarter. This compares to net financing expense of $455,000 incurred during the third quarter 2001. The decrease in net financing expense was primarily a result of CompuCom’s continued improvement in working capital management as well as the impact of a greater decrease in effective interest rates relative to interest rates earned on available cash.

As a result of the factors discussed above, CompuCom recorded net earnings for the quarter ended September 30, 2002 of $5.5 million. This compares to net earnings of $1.2 million for the quarter ended September 30, 2001.

Comparison of the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001

Product revenue declined 23.7% from $1.2 billion for the nine months ended September 30, 2001 to $942.6 million for the nine months ended September 30, 2002. The decline consisted of a 32.4% decline in hardware and other product revenue, partially offset by a 31.4% increase in software and software license revenue. CompuCom believes demand for the products it sells continues to be hampered by general economic conditions that have resulted in lower demand for personal computer products, mainly from its Fortune 1000 client base. As a result of this economic slowdown, product purchases and IT projects have been delayed, downsized or cancelled. In addition, product revenue has been negatively impacted by certain clients electing to purchase product directly from manufacturers, as well as by increased competition from other direct marketers. CompuCom believes the increase in software was primarily due to announced changes in licensing programs of a certain software provider which resulted in increased demand for these licenses during the nine months ended September 30, 2002.

Product gross margin as a percentage of product revenue decreased to 8.4% in the nine months ended September 30, 2002 from 9.2% in the nine months ended September 30, 2001. CompuCom believes this decrease is primarily due to an increase in the proportion of lower margin software revenue relative to total product revenue. Also contributing to the decline in product gross margin was more aggressive pricing in certain circumstances primarily related to hardware sales and less volume incentive dollars received from suppliers. Due to economic and competitive conditions, CompuCom expects to experience continued pressure on both product revenue and product gross margin, the result of which may be to report both lower product revenue and gross margin dollars, as well as a lower gross margin percentage when compared to the comparable prior year period.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Service revenue increased 5.5% to $224.6 million for the nine months ended September 30, 2002 compared to $212.8 million for the nine months ended September 30, 2001. The increase in service revenue was primarily due to services directly related to the Excell, NNEF and ClientLink acquisitions, offset by declines primarily in field engineering and product-related services. Service gross margin as a percentage of service revenue decreased for the nine months ended September 30, 2002 to 34.7% from 35.4% for the same period in 2001, primarily as a result of the increase in lower margin services to the federal government. CompuCom expects to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period.

Selling expense decreased $16.9 million for the nine months ended September 30, 2002 as compared to the same period in the prior year. Selling expense as a percentage of revenue decreased to 3.0% for the nine months ended September 30, 2002 from 3.6% for the same period a year ago. CompuCom attributes this decrease to its own cost management efforts, primarily related to personnel and related costs, as well as lower commission expense related to the decline in revenue and gross margin.

Service expense decreased $9.5 million for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of revenue, service expense decreased slightly relative to the same period a year ago. The decrease was due primarily to CompuCom’s cost management efforts, particularly personnel and related costs, partially offset by personnel and infrastructure costs associated with the 2001 Excell and ClientLink acquisitions.

General and administrative expense decreased $12.7 million for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The decrease is reflective of the Company’s ongoing cost management efforts which primarily include personnel-related costs, as well as certain infrastructure costs. General and administrative expense remained relatively flat as a percentage of revenue at 4.6% for the comparable periods.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and amortization expense decreased approximately $2.7 million for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The decrease was primarily due to the adoption of the non-amortization provisions of SFAS No. 142 on January 1, 2002. This decrease was partially offset by increased amortization expense of identifiable intangibles with definite useful lives associated with the Excell and NNEF acquisitions. As a percentage of revenue, depreciation and amortization expense increased slightly relative to the same period a year ago.

Financing expense, net decreased to $0.5 million for the nine months ended September 30, 2002 from $2.9 million for the same period in the prior year. As a percentage of revenue, financing expense declined slightly relative to the same period a year ago. The decrease in financing expense was primarily due to CompuCom’s continued improvement in working capital management, as well as lower financing requirements due to the decline in product revenue. The decline was also due to a decline in effective interest rates for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

As a result of the factors discussed above, CompuCom recorded earnings before the cumulative effect of a change in accounting principle for negative goodwill of $12.8 million for the nine months ended September 30, 2002. This compares to net earnings of $5.0 million for the nine months ended September 30, 2001.

Liquidity and Capital Resources

Working capital at September 30, 2002 was $109.1 million compared to $87.1 million at December 31, 2001. The increase in working capital was primarily the result of an increase in receivables. The increase in receivables was primarily related to a $14.0 million reduction in the amount of receivables utilized under CompuCom’s securitization facility.

CompuCom’s liquidity is impacted by the dollar volume of certain manufacturers’ rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and claim a rebate from the manufacturer to reduce the final cost. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom’s initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. These programs have been at times a material factor in CompuCom’s financing needs. As of September 30, 2002, CompuCom was owed approximately $16 million under these vendor rebate programs, as compared to approximately $14 million at December 31, 2001.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CompuCom’s working capital requirements are generally funded through financing arrangements and internally generated funds. As of September 30, 2002, CompuCom’s financing arrangements consisted of a $100 million receivable securitization (“Securitization”) and $25 million working capital line of credit (“Revolver”). Consistent with its financing requirements, CompuCom reduced the Securitization from $125 million to $100 million in August 2002. The Securitization pricing is based on a designated short-term interest rate plus an agreed upon spread. As of September 30, 2002, amounts outstanding as sold receivables consisted of two certificates totaling $60 million. Within the context of the Securitization, each certificate is issued from a separate facility, each facility set at $50 million. One $50 million facility, with an October 2003 maturity date, has one certificate issued for $50 million. The other $50 million facility, which initially had an April 2002 maturity date but was renewed in October 2002 for three years, has one certificate issued for $10 million. The Revolver, which initially had a May 2002 maturity date but has been extended to a December 2002 maturity date, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects the Revolver to be renewed prior to its maturity date. Availability under the Revolver is subject to a borrowing base calculation. As of September 30, 2002, availability under the Revolver was $25 million. No amounts were outstanding under the Revolver as of September 30, 2002 and December 31, 2001. Terms of the Revolver limit the amounts available for capital expenditures and dividends. Both the Securitization and the Revolver are subject to CompuCom’s compliance with selected financial covenants and ratios.

CompuCom’s business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to its overall financial position. Generally, the Company’s capital expenditures relate to its information technology hardware and software and improvements in its distribution centers. Capital expenditures were $4.1 million for the nine months ended September 30, 2002, as compared to $16.5 million for the same period in 2001. The decrease is a result of higher than normal capital spending in the first nine months of 2001 due primarily to upgrades to the Company’s technology infrastructure and help desk offerings, system deployments to certain personnel, including those hired as part of the MTS acquisition, and certain other capital investments associated with the MTS acquisition. CompuCom currently expects capital expenditures of approximately $3 million to $4 million for the fourth quarter 2002.

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

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”. SFAS No. 147 pertains to the accounting for the acquisition of a financial institution other than through two or more mutual enterprises and is effective for transactions occurring on or after October 1, 2002. The Company does not expect the provisions of SFAS No. 147 to have any significant impact on its financial condition or results of operations.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risks

This document contains “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements may be identified by words such as “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions. Although we believe the expectations contained in the forward-looking statements are reasonable, we can give no assurance that the expectations will prove correct. In addition, the forward-looking statements do not reflect the potential impact of any future acquisitions or mergers and related integration, dispositions, joint ventures, strategic investments or one-time events. These forward-looking statements are subject to certain risks and uncertainties and a number of factors that could cause actual results to differ materially from those indicated by the forward-looking statements, and as a result could have an adverse impact on our business, financial condition and operating results. These factors include: our ability to grow product and service revenue; the decline in product revenue and product gross margin may continue and may be greater than anticipated; our ability to meet manufacturer’s expectations in providing assistance in implementing direct fulfillment initiatives; our ability to find additional ways to leverage costs and reduce costs further, including financing costs; our ability to improve operational efficiency; our ability to integrate acquired businesses into our operations; our ability to win new clients; the expansion of the services the Company provides may not be as broad as the Company currently expects or widely accepted by clients; the manufacturer’s who use the Company’s direct services may elect not to use those services; our ability to retain key employees of acquired businesses; our ability to accurately value acquired businesses; and our ability to improve product and service gross margin and our balance sheet. Other factors that could cause actual results to differ include: acquisition integration issues; the impact of competitive pricing and supply; manufacturers’ shift to direct fulfillment programs may be more significant than anticipated; the potential impact of the Hewlett Packard and Compaq merger; lower demand than anticipated for the products and services the Company sells; changes to suppliers’ pricing, price protection, rebate and incentive programs; short-term interest rate fluctuations; general economic conditions; employee turnover; potential impact of litigation; the ability to collect accounts receivable and vendor rebates receivable; the impact of certain business and economic factors on the valuation of certain investments in other businesses CompuCom has made or may make; and other uncertainties that may have an impact on future revenue and earnings as well as the risks and uncertainties set forth from time to time in our other public reports and statements, including the risk factors set forth in our Annual Report on Form 10-K. As a result, readers should not place undue reliance on these forward-looking statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

CompuCom is exposed to interest rate risk primarily through its Securitization and Revolver. CompuCom utilizes its Securitization and Revolver for its working capital and other borrowing needs. If CompuCom’s effective interest rate were to increase by 100 basis points (1.00%), CompuCom’s annual financing expense would increase by approximately $0.6 million based on the average balances utilized under the Securitization and Revolver during the nine months ended September 30, 2002.

Currently, CompuCom does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.

Item 4.    Controls and Procedures

Within the 90 days prior to the date of this report, CompuCom carried out an evaluation, under the supervision and with the participation of CompuCom’s management, including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of CompuCom’s disclosure controls and procedures. Based upon that evaluation, CompuCom’s President and Chief Executive Officer and Chief Financial Officer concluded that CompuCom’s disclosure controls and procedures are effective in enabling it to record, process, summarize and report information required to be included in the periodic SEC filings within the required time period. There have been no significant changes in CompuCom’s internal controls or in other factors that could significantly affect internal controls subsequent to the date CompuCom carried out its evaluation.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

Previously, CompuCom reported that it, along with Safeguard and a number of other parties, had been named in a putative class action proceeding which arose out of the initial public offering of OPUS 360 Corporation (“OPUS”), whereby the plaintiffs alleged material misrepresentations and/or omissions in connection with the initial public offering of OPUS stock. On October 2, 2002, the district court dismissed plaintiffs’ claims against Safeguard, CompuCom, and the other defendants with leave to amend their complaint in part. The court explicitly granted plaintiffs leave to amend their pleadings with respect to misrepresentations and omissions in the initial public offering registration statement but did not do so with respect to the claims dismissed as against Safeguard and CompuCom. On October 30, 2002, plaintiffs served their Second Amended Consolidated Class Action Complaint. The amended pleading did not name Safeguard or CompuCom as defendants and thus there is no presently pending action as against them. There remains a possibility that plaintiffs would seek to appeal the dismissal of their claims against Safeguard and CompuCom in the near term or attempt to do so at the conclusion of the still-pending action against the remaining defendants.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Executive Employment Agreement, dated July 17, 2002, between J. Edward Coleman and CompuCom Systems, Inc. (filed herewith)

10.2	Executive Employment Agreement, dated July 17, 2002, between M. Lazane Smith and CompuCom Systems, Inc. (filed herewith)

10.3	Executive Employment Agreement, dated July 17, 2002, between David A. Loeser and CompuCom Systems, Inc. (filed herewith)

10.4	Executive Employment Agreement, dated July 17, 2002, between John F. McKenna and CompuCom Systems, Inc. (filed herewith)

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCOM SYSTEMS, INC.
(Registrant)

DATE: November 14, 2002	/s/ J. EDWARD COLEMAN
J. Edward Coleman, Chairman of the Board, President, Chief Executive Officer, and Director

DATE: November 14, 2002	/s/ M. LAZANE SMITH
M. Lazane Smith, Senior Vice President, Finance, Chief Financial Officer, Secretary and Director

Certification

I, J. Edward Coleman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CompuCom Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002
/s/    J. EDWARD COLEMAN
J. Edward Coleman
President and Chief Executive
Officer

Certification

I, M. Lazane Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CompuCom Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002
/s/    M. LAZANE SMITH
M. Lazane Smith
Senior Vice President, Finance, and
Chief Financial Officer