Form 10-K
period 2002-12-31
COMPUCOM SYSTEMS INC
filed 2003-03-21
CIK 736291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission File Number 0-14371

COMPUCOM SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	38-2363156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7171 Forest Lane, Dallas, TX	75230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (972) 856-3600

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates (based on the closing price on the Nasdaq National Market) on June 28, 2002 was approximately $91.2 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by June 28, 2002 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

The number of shares of the Registrant’s Common Stock outstanding as of March 18, 2003 was 49,312,223 shares.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement relating to the annual meeting of stockholders of Registrant, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, are incorporated by reference into Items 10, 11, 12 and 13 (Part III) of this Annual Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this report on Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

PART I

Item 1 Business

Item 1(a) General Development of the Business

Introduction

Founded in 1987, CompuCom Systems, Inc., together with its subsidiaries (“CompuCom” or “the Company”) is a leading provider of full life-cycle information technology (“IT”) solutions to large and medium-sized organizations throughout the United States. The Company offers its clients a single-source for procuring, deploying, managing and supporting complex computing environments. Through its comprehensive portfolio of service and product offerings, CompuCom helps clients reduce the costs, complexities, obstacles and risks associated with new technology adoption and acquisition, operational transition and on-going management of their information systems.

These services include: platform, system, and application design, development and integration; desktop, help desk, application, and network operations outsourcing; and other IT solutions such as mobile and wireless services, enterprise and network security, enterprise storage, engineering services, and event technical management. Combining these services with CompuCom’s ability to provide technology products, including complex imaging and configuration, and product acquisition services, CompuCom simplifies the selection, acquisition, deployment, implementation and ongoing management processes of clients’ information systems.

In 2002 CompuCom completed its 16th consecutive profitable year. Revenue declined when compared to 2001, primarily as a result of economic conditions and competitive pressure in the Company’s product business. However, CompuCom achieved revenue growth in its services business and service gross margin dollars accounted for approximately half of total gross margin dollars, the highest level in the Company’s history. CompuCom also continued its ongoing focus on streamlining its operations and processes, reducing its operating and financing expense by almost $57 million when compared to 2001 and further strengthening its balance sheet, ending the year with $128 million in cash.

CompuCom’s strategy incorporates an emphasis on four key components: increasing IT services revenues; improving service delivery quality; strengthening balance sheet performance; and improving operating expense management. The Company’s strategy to increase IT services revenues is to focus on the growth of its services business internally as well as through strategic acquisitions and alliances. CompuCom expects to experience continued pressure in its product business, as major manufacturers expand their plans to market and distribute products directly to the Company’s clients and as direct marketers’ efforts to sell to Fortune 1000 companies intensify. In addition, general economic conditions remain soft. CompuCom believes these factors may result in lower revenue and gross margin dollars in the future. CompuCom believes that future profitability will depend on a number of factors, including CompuCom’s ability to: focus on and grow its service business profitably; attract and retain quality services personnel while effectively managing the utilization of those personnel; respond to increased competition from its suppliers’ direct selling initiatives; and control operating expense. In addition, future profitability will also depend on overall improvement in the economy, CompuCom’s ability to effectively manage inventory levels in response to changes in major suppliers’ price protection and return programs, product demand, competition, manufacturer product availability and pricing strategies, and effective utilization of vendor programs.

CompuCom defines its operations as two distinct businesses—1) sales of technology products, which primarily consist of desktop, networking, storage, and mobile computing products, as well as peripherals and software-related products and licenses and 2) services, which are primarily derived from application design, development and maintenance; all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing; and other IT services such as configuration, asset tracking, software management, mobile computing services, IT consulting, training, staff augmentation, and services provided to support certain manufacturers’ direct fulfillment initiatives.

Item 1(b) Financial Information about Operating Segments

Revenues from external clients, gross margin, operating earnings and total assets for each segment of CompuCom’s business for the three–year period ended December 31, 2002 is contained in Footnote 7 to the Consolidated Financial Statements titled “Segment Information”, under Item 8 of this report on Form 10-K.

Item 1(c) Narrative Description of Business

GENERAL DESCRIPTION OF BUSINESS

CompuCom is a leading provider of full life-cycle IT solutions to large and medium-sized organizations throughout the United States. The Company offers its clients a single-source for procuring, deploying, managing and supporting complex computing environments. Through its comprehensive portfolio of service and product offerings, CompuCom helps clients reduce the costs, complexities, obstacles and risks associated with new technology adoption and acquisition, operational transition and on-going management of their information systems.

These services include: platform, system, and application design, development and integration; desktop, help desk, application, and network operations outsourcing; mobile and wireless services; enterprise and network security; enterprise storage; engineering services; and event technical management. Combining these services with CompuCom’s ability to provide technology products, including complex imaging and configuration, and product acquisition services, CompuCom simplifies the selection, acquisition, deployment, implementation and ongoing management processes of clients’ information systems.

CompuCom is an authorized fulfillment channel for certain major manufacturers’ technology products, including personal computer (“PC”) products, networking and related products, computer-related peripheral equipment, and mobile computing products, as well as software-related products and licenses. CompuCom has relationships with a number of manufacturers, including, among others, Hewlett-Packard Company (“HP”), which includes the former Compaq Computer Corporation (“Compaq”) whose acquisition by HP was completed in May 2002, International Business Machines Corporation (“IBM”) and Microsoft Corporation (“Microsoft”).

CompuCom markets its service and product offerings primarily through its national sales force and service personnel. CompuCom’s clients include Fortune 1000 enterprises, federal, state and local government, technology equipment providers, system integrators and wireless technology providers.

CompuCom’s target clients are becoming increasingly dependent on information technology to compete effectively in today’s markets. As a result, the decision-making process organizations face when planning, selecting, and implementing technology solutions is becoming more complex and requires many of these organizations to outsource the management and support of their technology needs. In addition, many of CompuCom’s clients are enhancing their technology infrastructure to improve their ability to communicate and transact business over the Internet, as well as focus on reducing ongoing operational costs. CompuCom believes that the broad range of services it offers helps organizations simplify their digital infrastructures, thereby reducing the client’s costs and risks associated with new technology adoption, transition and on-going management.

During 2002, no customer accounted for greater than 10% of CompuCom’s revenues. Order backlog is not considered to be a meaningful indicator of future business prospects due to the relatively short order fulfillment cycle.

CompuCom is authorized by various manufacturers to sell technology products through its mostly virtual, direct sales force located in or near major metropolitan areas throughout the United States. Each geographic area typically includes direct sales representatives, support personnel, consultants, field engineers and technicians who are authorized to sell, repair and maintain HP, IBM and certain other manufacturers’ products as well as provide other technology services the client may require. As of December 31, 2002, CompuCom employed over 200 full-time field sales associates who sell both services and products. CompuCom’s sales force is compensated with a base salary and commissions based on net revenue, gross margin, attainment of quota and other relevant factors.

CompuCom’s corporate headquarters and operations campus is located at 7171 Forest Lane, Dallas, Texas 75230. Essentially all of CompuCom’s financial and administrative functions, including information services, service and sales support, one of two enterprise help desk service centers, human resources, supply chain management, finance, executive management, legal, marketing and one of two client assistance centers, are located in the two buildings that comprise this facility.

In addition to providing comprehensive services to its clients, CompuCom has expanded and enhanced its use of information systems and communications capabilities to support its core business operations. CompuCom’s operations are supported by a sophisticated, integrated information systems infrastructure utilizing state-of-the-art wide area networks, client/server business applications, and distributed and Web based technologies. CompuCom is committed to the use of Internet technologies for supporting a wide range of internal and customer enabling capabilities. Increasingly, CompuCom’s operational transactions are conducted using secure Internet and Intranet technologies. These systems are readily accessible using a nation-wide virtual private network (“VPN”).

CompuCom’s information systems enable its clients to create specific product configurations and price quotations from Internet-based catalogs and place orders over the Internet. In September 2002, CompuCom implemented an enhanced client portal, known as “The Connection”, enabling clients to search information regarding previously placed orders and check the status of product orders being processed and shipped. In addition, clients may also access, view, create, modify and close help desk and service dispatch information specific to problem tickets and work orders. CompuCom also provides datamarts that allow clients to obtain ongoing data downloads of activity relating to assets, product catalogs, accounts payable tracking, invoice history and order tracking.

CompuCom’s information systems include support for electronic “business-to-business” transactions with clients and suppliers using electronic data interchange (“EDI”) technology. CompuCom’s client interface utilizes Open Buying on the Internet (“OBI”) standards. This technology allows a client to create an order using CompuCom’s Web Services Internet pages, deliver the order to the client’s purchasing systems for approval and then submit the order over the Internet using EDI-based data formats. CompuCom’s Web Services offerings also include XML (Extensible Markup Language) capabilities and interfaces to commercial procurement engines such as Ariba and Commerce One.

An integral part of CompuCom’s information systems includes the use of its proprietary “Airtime” software, through which field service engineers are able to directly report time and activities from remote locations using specialized wireless communication capabilities. The use of this system helps ensure more timely and accurate reporting of each engineer’s time spent on a work order or project, thereby enhancing productivity and process efficiencies. Warranty-related activity is also made more efficient through the use of Airtime. The use of Airtime technology also provides the capability to electronically capture the client signature at the time the work is performed, allowing for more complete and accurate client billing to be accomplished.

Additionally, CompuCom continues to rely on its state-of-the-art data warehouse. The data warehouse provides a repository of information that increases the accessibility of summarized, historical information about services, products, client activity and vendors to both clients and associates.

All CompuCom associates are provided access to CompuCom’s Intranet, known as “The Bridge”. This capability provides rapid access to organizational charts, policies, procedures, reports, and knowledge as well as various internal operational systems. The Bridge is also used to communicate and distribute information to associates about CompuCom events and news.

Competition

CompuCom’s industry is characterized by intense competition, primarily in the areas of price, product availability and breadth of services and product line. Many established original equipment manufacturers (including some of CompuCom’s vendors), direct marketers, distributors, systems integrators and resellers of desktop or networking products compete with CompuCom in the configuration and distribution of computer systems and equipment. Some of these competitors have a pricing advantage over companies such as CompuCom. In response to this increased competition, some of CompuCom’s competitors have sought to increase market share through acquisitions. CompuCom expects this consolidation will continue in 2003. CompuCom also expects the major manufacturers of the products CompuCom sells will continue to pursue a more direct selling model. In the highly fragmented IT services business, CompuCom competes with several larger IT service providers (including some of CompuCom’s vendors) in addition to other smaller computer services companies. Some of these competitors have financial, technical, sales, marketing and other resources that are substantially greater than CompuCom. As a result of these factors, CompuCom may face fewer but larger and better-financed competitors, possibly resulting in a reduction of both revenue and gross margin dollars.

CompuCom’s Associates

CompuCom employed 3,437 full-time associates as of December 31, 2002. CompuCom offers its full-time associates health, long-term disability, dental and life insurance benefits and the ability to participate in a 401(k) savings plan. In addition, CompuCom provides an employee stock purchase plan for eligible associates. None of the associates are covered by a collective bargaining agreement. CompuCom considers its relations with associates to be good.

COMPUTER PRODUCTS SEGMENT

CompuCom’s procurement services provide clients with a single point-of-contact for IT asset acquisition and related configuration, imaging and deployment services. These services are offered for a wide array of technologies, including wintel-based personal computer products, certain Unix-based systems, servers, networking and storage products, peripherals, software-related products and licenses, and mobile and wireless computing devices. CompuCom is an authorized channel fulfillment partner for Cisco, HP, IBM, Intel, Microsoft, Novell, Palm, 3Com and Toshiba as well as other major manufacturers and software suppliers. CompuCom sources approximately 20,000 different products, components and accessories consisting of leading as well as alternative brands. CompuCom sources these products either by purchasing directly from the manufacturer or purchasing from distributors, such as Ingram Micro and Tech Data. By utilizing services such as web-based procurement and management systems, order management logistics, and advanced integrated services, clients benefit from enhanced control of IT assets and lower total cost of ownership. In addition, as one of the largest national, multi-vendor hardware and software providers, CompuCom believes another way it provides client value is by allowing clients to choose products or components from various manufacturers that best suit their particular needs. This is in contrast to direct manufacturers’ sales organizations that generally offer only that particular manufacturer’s solutions or products.

CompuCom’s procurement services include the following: IT supply chain optimization services, which involves assessment and planning, supply chain optimization workshops, and total cost of ownership; order management, logistics and distribution services, which includes web-based procurement, acquisition process management, product configuration, image and change management, product distribution, and leasing solutions; complex configuration and imaging, which involves web-enabled configuration and image management, image personalization, mass customization, large scale project, program management, SAN configuration and integration; and software licensing services, which includes licensing reporting and management as well as software acquisition and advisory services.

CompuCom provides product acquisition support to its clients primarily through its two Client Assistance Centers (“CAC”) located in Dallas, Texas and Mason, Ohio. CAC personnel, called inside sales representatives (“ISR’s”), may be assigned to specific client accounts or to clients in a certain geographical area. ISR’s support each account and become experts in the client’s infrastructure needs, tools, culture, process and procedures. Working closely with the client and the CompuCom field sales representative, ISR’s provide pre-sales technical support, keep up-to-date on the business needs of the client and provide information regarding the availability of product, services, pricing, shipping and invoicing. This information may be communicated via a toll-free telephone number or electronically. Web-based client interaction includes detailed on-line IT provisioning, product availability, real-time order tracking and asset management information. Client-specific datamarts are also utilized to provide clients access to account activity. The primary goal of the CAC is to provide greater support for clients’ product needs while allowing the direct sales force to focus on soliciting new business. At the end of 2002, the Company employed 178 CAC personnel.

Providing a single point of integration for all multi-vendor products and software, CompuCom currently operates a 300,000 square foot configuration and distribution center located in Paulsboro, New Jersey. This facility allows CompuCom to meet its client requirements for product distribution, complex configuration and imaging and systems integration needs. This center distributes, configures and manages images for various technology products sold by CompuCom as well as providing distribution and configuration services for hardware supplied by clients, system integrators and certain manufacturers. CompuCom also operates its return and depot repair business in the Paulsboro center. In addition, CompuCom operates a centralized, national service logistics center in Dallas, Texas, consisting of 43,000 square feet. The Company believes its Paulsboro and Dallas operations centers are adequate to support its business needs for the foreseeable future.

The configuration and distribution center personnel utilize wireless hand-held radio frequency devices to stock, pick and update the status and location of inventory. These devices play a key role in enabling CompuCom to efficiently handle daily transactions and are used in the daily cycle counting process. CompuCom’s distribution, configuration, repair depot, return merchandise and supply chain management departments are ISO 9001:2000 certified. ISO 9001:2000 is part of the ISO 9000 set of standards developed by the International Organization of Standardization (“ISO”), which represent common international business quality standards designed to help demonstrate the capability of a supplier to control the processes that determine the acceptability of the products and services being delivered.

CompuCom experienced pressure from a product revenue standpoint during 2002, as product revenue declined 17% from 2001 levels. CompuCom believes the decline in product revenue is primarily attributable to a reduction in spending by Fortune 1000 companies, which comprise the majority of CompuCom’s client base, resulting from the overall weak economic climate. As a result of this economic slowdown, product purchases and IT projects have been delayed, downsized or cancelled. In addition, CompuCom believes product revenue continues to be negatively impacted by certain clients electing to purchase product directly from manufacturers, as well as by increased competition from other direct marketers. CompuCom believes the increase in the software and software license portion of total product revenue, although negatively impacted by these factors, was primarily due to announced changes in licensing programs of a certain software provider which resulted in increased demand for these licenses during 2002. Although CompuCom realized a 9.3% increase in product sales in the fourth quarter 2002 when compared to the fourth quarter 2001, the Company expects to continue to experience competitive and economic pressure in 2003, which may result in lower product revenue and gross margin dollars than achieved in 2002.

Principal Suppliers

A significant part of CompuCom’s revenues are derived from sales of personal computer and networking products including HP and IBM products. Sales of HP and IBM products accounted for approximately 38% and 21%, respectively, of CompuCom’s 2002 product revenues compared to 45% and 20%, respectively, in 2001 and 50% and 26%, respectively, in 2000. Sales of HP products include sales of Compaq, whose acquisition by HP was completed in May 2002. CompuCom’s agreements with these vendors contain provisions providing for periodic renewals and permitting termination by the vendor without cause, generally upon 30 to 90 days written notice. Since 1987, HP and IBM have regularly renewed their respective dealer agreements with CompuCom. However, there can be no assurance that the regular renewals of CompuCom’s dealer agreements will continue. The termination, or non-renewal, of CompuCom’s HP or IBM dealer agreements could materially adversely affect CompuCom’s business. CompuCom, however, is not aware of any potential reasons for the termination, or non-renewal, of any of those dealer agreements and believes that its relationships with HP and IBM are satisfactory.

CompuCom purchases products from HP and IBM at pricing levels that CompuCom believes are comparable to other entities who resell at volumes similar to that of CompuCom. All of CompuCom’s principal suppliers require that CompuCom purchase certain minimum volumes of products in a specified period to maintain favorable pricing levels. CompuCom also participates in certain programs provided by HP and IBM, as well as other suppliers, that enable it to earn incentive dollars based generally on sales activity of certain products. CompuCom has certain selling, promotional and related expenses reimbursed by vendors under dealer programs offered by those and other suppliers. There can be no assurance that any of these programs will continue in 2003 or that CompuCom will continue to participate in any of these programs at the same level as in 2002.

CompuCom also participates in certain manufacturers’ customer specific rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and then claim a rebate from the manufacturer to reduce the final cost. These rebates are then passed on to the customer in the form of a reduced sales price.

Due to the rapid delivery requirements of clients and to assure a sufficient allotment of products from suppliers, CompuCom maintains inventory funded through credit facilities and vendor credit. CompuCom’s major suppliers at times provide price protection programs that are intended to reduce the risk of inventory devaluation by absorbing price declines associated with aging product life cycles. However, these price protection programs generally are in effect for a limited number of days. CompuCom has focused on ways to reduce its costs by reducing inventory levels and improving inventory turns. CompuCom also has the option of returning a certain percentage of current product inventories each quarter to these principal suppliers as it assesses each product’s current and forecasted demand schedule. If such returns exceed certain specified levels, CompuCom may be charged restocking fees ranging up to 5%. CompuCom did not incur significant restocking fees in 2002.

Dependence upon Major Vendors and Other Suppliers

CompuCom is dependent upon the continued supply of products and components from its suppliers, particularly HP and IBM. Historically, certain suppliers occasionally experience shortages of select products that render components unavailable or necessitate product allocations among resellers. While certain shortages existed throughout 2002, CompuCom believes the product availability issues are a result of the present dynamics of the technology industry as a whole, which include shortened product life cycles and increased frequency of new product introductions into the marketplace. While CompuCom believes that product unavailability or product allocations will not be materially disruptive to CompuCom due to the breadth of alternative product lines available, there can be no assurance that unexpected levels of such interruptions will not have a material adverse effect on CompuCom’s business.

SERVICES SEGMENT

CompuCom believes a key factor to improving its earnings performance is the expansion of its higher margin service business. Service revenue increased approximately 7.1% in 2002 compared to 2001, primarily as a result of the acquisitions the Company completed during 2001, partially offset by the slowdown in the economy. CompuCom believes the economic softness resulted in the postponement and cancellation of many IT projects in its Fortune 1000 customer base. As a percentage of revenue, service revenue represents 19.2% of total revenue compared to 15.5% in 2001, while gross margin dollars from the services business account for 49.4% of CompuCom’s total gross margin dollars, up from 40.9% a year ago. Service revenue has grown at a compounded annual rate of more than 5% over the past five years as a result of the Company’s strategic efforts. These efforts include: the development of additional service offerings; strategic acquisitions; the hiring of quality service personnel; additional training for engineers and sales representatives; enhanced management support to the service business; and more emphasis on sales of services in the sales representatives compensation plan. The technology management service business is an integral part of CompuCom’s strategy to provide clients with value-added service solutions to meet their technology needs.

CompuCom believes a key factor in expanding its service business is its continual emphasis on maintaining and improving service delivery quality. CompuCom has focused resources on both contractual service level agreements (“SLA”) performance and customer centric service delivery quality measurements. CompuCom believes the results of the focus on client service delivery quality and the processes instituted to effect that focus include: improved client retention, lower cost of sales, better identification of cross-sell opportunities, elevation of audience group within the client and improved accounts receivable collections.

During 2001, CompuCom completed four acquisitions with the intent of enhancing its service offerings and business. The acquisition of MicroAge Technology Services, L.L.C. (“MTS”) in January added new clients to CompuCom’s outsourcing client base, while the November acquisition of Northern NEF, Inc. (“NNEF”) expanded the Company’s marketing reach to the federal government. The acquisition of Excell Data Corporation (“Excell”) and the application development division of E-Certify Corporation (“ClientLink”) in July and November, respectively, broadened CompuCom’s service offerings to include application design, development and maintenance. At the end of 2002, CompuCom employed more than 300 associates in the area of application development and design.

Service revenue is primarily derived from application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset management, software management, mobile and wireless computing services and IT consulting, including enterprise infrastructure solutions, storage area networks (“SANS”), server management, unified messaging and e-business/information security, and services provided in support of certain manufacturers’ direct fulfillment initiatives. CompuCom continues to focus on expanding its presence in technology management. As of December 31, 2002, the Company employed over 2,500 service personnel, including application programmers, IT consultants, system, field and network engineers, help desk agents and configuration technicians.

CompuCom currently maintains a configuration and systems integration center located within the configuration and distribution center at Paulsboro, New Jersey. The center provides a single point of integration for all standard and nonstandard multi-vendor products and software, enabling CompuCom to meet client demand for advanced complex systems and network configuration technologies, as well as image management. The configuration center’s process is ISO 9001:2000 certified and utilizes root cause analysis and corrective action programs to effectively manage a quality control program. More complex requirements involving distributed network configurations, SANS, point of sale devices, routers, hubs, cable modems, customer server rack and kiosk builds, mass customization and emerging technology services including PDA’s and wireless LAN’s are processed through this center.

CompuCom’s technology management service offerings include various aspects of desktop outsourcing and LAN/WAN network outsourcing. Such offerings include the following: asset management services; systems planning, tool selection, implementation and reporting, including data-mining; multi-vendor hardware support services, including break/fix, IMAC, and out of warranty hardware support, server and network support, and technology refresh and integration; mobile computing support services, including OEM wireless program support and mobile hardware repair; depot repair; software support services, including Wintel software and enterprise support, as well as image certification and management support; network and systems management services, including remote network system management, applications monitoring and management, remote LAN administration and intrusion detection and security monitoring. These services are performed in accordance with specific needs of the client and may be based upon contracting vehicles ranging from multi-year, SLA-based contracts to time and material arrangements. In addition, CompuCom is authorized to provide hardware warranty services for certain major manufacturers whose products CompuCom sells.

Consulting and systems integration services intended to help clients assess, plan, design and deploy applicable technologies are also offered by CompuCom. These services focus on enterprise infrastructure solutions, SANs, server management, unified messaging, e-business and information security. Examples of such services offered include: application design, development and maintenance; IT strategic consulting, E-business solutions, including enterprise portal development and integration, web infrastructure, and content design, implementation, and management; enterprise architecture and messaging solutions; enterprise management solutions, including desktop, network and systems design, implementation, and management; information security solutions, including security strategy, assessment, architecture, and audit; enterprise data storage services, including storage assessment and management and storage area network and network attached storage solution design, configuration, and integration; project management and application staff augmentation, technical event management, as well as services provided for the federal government.

CompuCom’s field engineers and consultants are located throughout the United States, including Alaska and Hawaii. In addition, CompuCom maintains approximately 33 service centers located in major metropolitan areas throughout the United States. These service centers generally consist of approximately 1,200 square feet and primarily serve as service parts logistics centers, as well as providing office space for service and sales personnel. Service technical associates utilize proprietary software known internally as Airtime, through which they are able to directly report time and activities from remote locations using special wireless communication capabilities. The use of this system helps ensure more timely and accurate reporting of each technician’s time spent on a work order or project, thereby enhancing productivity and billing accuracy. In addition, Airtime is also utilized in the performance of equipment repair and maintenance services, including identifying the replacement parts necessary for equipment repair and the availability of those parts.

CompuCom offers help desk support through its award-winning enterprise help desks located at CompuCom’s headquarters in Dallas, Texas and in Phoenix, Arizona. These multi-vendor help desk services, tightly integrated with CompuCom’s other services offerings, offer information systems departments the skills, tools and resources needed to assess, plan, design, implement and operate a single-point of contact, resolution-oriented help desk to support client’s information technology investments. CompuCom’s help desk services include call management, problem management, knowledge management, event tracking along with e-mail notification, and remote desktop control. Additionally, the Company provides on-site help desk support services through its 135 on-site specialists who handle more than 250,000 calls annually for its clients. During 2001, CompuCom implemented e-support technology as a standard element of its help desk service offering. By utilizing the self-healing/self-help and diagnostic capabilities of this technology, CompuCom has been able to reduce not only the need for end-users to call the help desk in order to resolve problems and reduce the need for on-site service calls, but also to shorten the call resolution time for calls that do require help desk personnel for support. CompuCom’s help desk consists of personnel with multiple certifications and expertise in commercial and proprietary software applications, network operating systems and hardware, who provide technical support to end-users and system administrators.

CompuCom is committed to increasing its help desk clients’ access to information. During 1999, CompuCom expanded its Internet product procurement capabilities with new support services and information access. Beginning in early 2000, help desk clients’ technical support staff and service management were given the ability to access call and problem management data, technical bulletins and service documents through the use of the Internet. Later in 2000, clients’ end-users were given the ability to view, create, modify and close incidents through the use of the Internet. During 2001, CompuCom further enhanced its help desk capabilities by integrating asset management and self-help functionality into its overall help desk services offering. As client support requirements became more complex during the course of 2002, CompuCom’s help desk offered client authoring capability directly into its knowledge management tool providing for deeper knowledge integration with client specific applications and tools.

In 2002, CompuCom’s help desk was awarded its fifth consecutive SCP (Support Center Practices) Certification becoming the first to achieve this certification for five consecutive years. The SCP certification is an annual certification that measures the effectiveness of customer support based upon a stringent set of performance standards and represents best practices in the industry.

FORWARD LOOKING STATEMENTS AND RISKS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by words such as “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions. These forward-looking statements may include statements concerning, among other things, CompuCom’s strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and management objectives. Although CompuCom believes the expectations contained in the forward-looking statements are reasonable, CompuCom can give no assurance that the expectations will prove correct. In addition, the forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, strategic investments or one-time events. As a result, readers should not place undue reliance on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties. While it is difficult to identify each factor and event that could affect CompuCom’s results, there are a number of important factors that could cause actual results to differ materially from those indicated by the forward-looking statements, and as a result could have an adverse impact on CompuCom’s business, financial condition and operating results. These factors include, but are not limited to, the matters discussed in the following paragraphs.

Competition

The information technology management industry is highly competitive and management believes competition will intensify in the future. The marketplace in which CompuCom competes continues to experience a significant amount of consolidation. In the future, CompuCom may face fewer, but larger and better-financed competitors as a consequence of this consolidation. In addition, the major manufacturers of the products CompuCom sells have expanded their channels of distribution and now actively compete for CompuCom’s clients with direct fulfillment initiatives. Management expects the initiatives to continue in 2003. In the highly fragmented computer services business, CompuCom competes with several larger competitors and corporate resellers pursuing services opportunities, as well as many smaller computer services companies. As CompuCom continues to focus on the growth of its services business, it also competes with service providers that have marketed and delivered the services CompuCom provides on a larger scale and for a longer period of time. Some of these competitors have financial, technical, manufacturing, sales, marketing and other resources that are substantially greater than those of CompuCom. In addition, the computer products and services industry is characterized by intense price competition, which may adversely affect CompuCom’s results of operations. There can be no assurance CompuCom will be able to continue to compete successfully with new or existing competitors.

Dependence on Major Vendors and Reliance upon Vendor Programs

CompuCom’s business depends on its relationship with key vendors. A substantial portion of CompuCom’s revenues are derived from sales of hardware and software, including HP and IBM personal computer products. During 2002, sales of products from these two suppliers represented 59% of total product revenues. In addition, a portion of the services CompuCom provides is directly related to the sales of these products. CompuCom’s agreements with these vendors contain provisions that provide for periodic renewals and permit termination by the vendor without cause, generally upon 30 to 90 days notice. In addition, CompuCom’s product business is dependent upon pricing and related terms, product availability and dealer authorizations, including the ability to provide warranty service, offered by its major vendors. A material adverse effect on CompuCom’s business would occur if a supply agreement with a key vendor was materially revised, not renewed or terminated, if the supply of products was insufficient or interrupted, or if CompuCom was no longer allowed to provide warranty service for the vendor.

In addition, CompuCom participates in certain vendor programs that allow the Company to earn incentive dollars based generally on sales activity of certain products. CompuCom has certain selling, promotional and related expenses reimbursed by vendors under dealer programs offered by those and other suppliers. There can be no assurance that the incentive programs will continue at the same level in the future. A material decrease in the level of these programs would have a material adverse effect on CompuCom’s business and financial results.

CompuCom also participates in certain manufacturers’ customer specific rebate programs. CompuCom’s liquidity continues to be negatively impacted by the dollar volume of such manufacturers’ customer specific rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for the product and then claim a rebate from the manufacturer to reduce the final cost. The collection of these rebates can take an extended period of time. In addition, a material increase in the rebate programs, or the Company’s inability to collect outstanding rebates, could have a material adverse effect on CompuCom’s financial results.

During 2002, HP completed its acquisition of Compaq. CompuCom cannot predict the long-term effect, if any, this acquisition will have on its relationship with HP, or on the technology industry as a whole, both of which could have a material adverse effect on CompuCom’s business.

Significant Changes to Vendor Terms or Other Unforeseen Events

Rapid product improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence characterize the personal computer industry. These factors can place inventory at considerable valuation risk. CompuCom’s key technology providers generally provide price protection to reduce the risk of inventory devaluation, generally ranging from five to 45 days. These vendors also generally allow CompuCom to return a certain percentage of the product it purchases. However, over the past few years suppliers have reduced the number of days for which they will provide price protection and lowered the amount of product returns they will accept, requiring CompuCom to adjust the number of days of inventory CompuCom stocks. If the suppliers do not continue current price protection and return policies or if there are unforeseen product developments, CompuCom’s business and financial results could be materially adversely affected.

Major Vendor’s Direct Marketing Initiatives

As competition in the technology industry has intensified, certain of CompuCom’s key technology suppliers have heightened their direct marketing initiatives. These initiatives have resulted in some of CompuCom’s clients electing to purchase technology products directly from the manufacturer, rather than through CompuCom. While CompuCom expects these initiatives to continue, there could be a material adverse impact on CompuCom’s business if the shift of clients to purchase directly from the manufacturers occurs more quickly than anticipated. CompuCom also provides certain fulfillment services to certain of the manufacturers to assist them in their direct programs. In these instances, the client purchases the hardware directly from the manufacturer and CompuCom provides certain services to the client on behalf of the manufacturer, for which CompuCom receives a fee. There can be no assurance the manufacturers will continue to purchase these services from CompuCom and the failure to do so could have a material adverse impact on CompuCom’s business and financial results.

Working Capital Financing and Interest Rate Fluctuations

CompuCom finances a significant amount of working capital. CompuCom finances working capital primarily through the use of a receivable securitization program but may also utilize a revolving credit facility as needed. CompuCom’s working capital financing bears interest at a floating rate, thereby subjecting CompuCom to interest rate fluctuations. In addition, there can be no assurance that future financings, if necessary, will be available in amounts and on terms acceptable to CompuCom.

Potential Fluctuations in Operating Results

CompuCom’s financial results may vary significantly from quarter to quarter depending on certain factors including, but not limited to, demand for personal computers and related products, client order deferrals, availability of products, client capital budgets and spending constraints, interest rate fluctuations and general economic conditions. CompuCom seeks to control its expense levels, but such expense levels are partially based upon anticipated revenues. Therefore, CompuCom may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As part of its services business, CompuCom is required at times to estimate the resource requirements and costs to complete certain projects. It may be necessary to revise these estimates, possibly increasing the amount of expense recorded in any given quarter. Due to certain economic factors, CompuCom may not only experience difficulty in collecting its receivables on a timely basis but also may experience a loss due to a client’s inability to pay. In addition, certain economic factors may impact the valuation of certain investments CompuCom has made or may make in other businesses. As a result of these and other factors, quarterly period-to-period comparisons of CompuCom’s financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Control by Safeguard Scientifics, Inc.

Safeguard Scientifics, Inc. (“Safeguard”) beneficially owns approximately 50% of CompuCom’s outstanding common stock and 1.5 million shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of common stock at a rate of $6.77 per share, subject to anti-dilution adjustments. Generally the shares of Series B Preferred Stock are entitled to one vote for each share of common stock into which such shares may be converted. However, with respect to the election of CompuCom’s Board of Directors, as long as Safeguard owns at least 40% of CompuCom’s outstanding voting securities, the shares of Series B Preferred Stock are entitled to five votes for each share of common stock into which such shares of Series B Preferred Stock may be converted.

As a result, Safeguard has the ability to control the election of CompuCom’s Board of Directors and the outcome of all other matters submitted to CompuCom’s stockholders. In addition, Safeguard’s influence may either deter any acquisition of CompuCom or CompuCom’s ability to acquire another entity and its significant ownership position reduces the public float for CompuCom’s common stock. Consequently, this influence and significant ownership could adversely affect the market price and liquidity of CompuCom’s common stock.

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

Management of Growth and Future Acquisitions

CompuCom’s goal is to increase the scale of its operations through internal growth and through the acquisition of other businesses. Consequently, CompuCom may experience periods of rapid growth with significantly increased staffing requirements. CompuCom’ ability to maintain and manage its growth effectively will require it to continue to improve its management information system capabilities, processes, and operational and financial systems and controls. In order to effectively manage growth through acquisition, it will be necessary for CompuCom to integrate the operations of acquired businesses in a timely and orderly manner, as well as to attract, train, motivate and retain key management and other personnel. Acquisitions involve a number of special risks, including integrating the acquired business into CompuCom’s operations, the potential loss of key employees of acquired businesses, accurate valuation of acquired businesses, incurrence of additional debt to finance acquisitions and the financial impact of goodwill and other intangibles impairment. Although CompuCom has no definite plans to acquire any particular business, it may issue CompuCom common stock to consummate certain acquisitions in the future that may cause dilution to current stockholders. In addition, CompuCom is in the process of expanding its focus to emphasize growth in the services business. There can be no assurance that CompuCom will be successful in these endeavors, and the failure to do so could adversely impact CompuCom’s financial position and results of operations.

Low Margin Business

Gross margins for both product and services continue to be under pressure due to the weak economy and intense competition. CompuCom has responded by reducing operating expenses and by focusing on sales of higher margin services. A material decrease in the gross margin for services or products or a failure by CompuCom to successfully maintain the reduction of operating costs could have a material adverse effect on CompuCom’s business.

Decline in Product Revenue

CompuCom experienced significant product revenue declines in both 2002 and 2001 when compared to the prior year. The Company responded to these declines by reducing its cost structure and continuing to focus on the sale of higher margin services. There can be no assurance that the product revenue decline will slow in the future or that the Company will be able to compete effectively for the sale of products. The inability of CompuCom to continue the reduction of operating expenses and sell more services to offset any further decline in product revenue could have a material adverse effect on CompuCom’s financial position and results of operations.

Management Information Systems

CompuCom depends on a variety of information systems to provide it with a competitive advantage and to provide services to its clients. A failure of CompuCom’s procurement or delivery systems or any of its other information systems could prevent CompuCom from taking orders and/or shipping product or from delivering services to clients. Such failure could also prevent CompuCom from determining appropriate product processing or the adequacy of inventory levels, and prevent CompuCom from reacting to rapidly changing market conditions.

Stock Price Volatility

CompuCom’s stock price is subject to wide fluctuations in response to many internal and external factors. Some of these factors include, but are not limited to: quarterly variations in operating results and achievement of key business metrics; changes in earnings estimates by securities analysts; differences between reported results and securities analysts’ published or unpublished expectations; announcements of new contracts or service offerings by CompuCom or its competitors; market reaction to acquisitions, joint ventures or strategic investments announced by CompuCom or its competitors; actions taken by Safeguard; and general economic or stock market conditions unrelated to CompuCom’s operating performance.

No Dividends

To date, CompuCom has not paid any cash dividends on its common stock, and does not expect to declare or pay any cash or other dividends in the foreseeable future. Further, CompuCom’s lenders restrict CompuCom from declaring or paying dividends or other distributions on its common stock.

Potential Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. While in the opinion of management, these matters are not material, there can be no assurance that these matters may not become material in the future, or that the Company will not become involved in legal matters currently unforeseen that could have a materially adverse effect on the Company’s financial position and results of operations.

Effects of Certain Provisions of CompuCom’s Organizational Documents and Delaware Law

Certain provisions of CompuCom’s Certificate of Incorporation and Delaware law could delay or make difficult a merger, tender offer or proxy contest involving CompuCom.

Item 1(d) Financial Information about Foreign and Domestic Operations and Export Sales

CompuCom does not have any foreign operations nor does it engage in any material export sales.

Item 2 Properties

CompuCom’s principal executive and administrative offices are located on a 20-acre campus-type setting consisting of two buildings containing approximately 250,000 square feet of office space in Dallas, Texas. The Company purchased this facility during 1996, refurbished it, and fully occupied the facility by the end of 1997. During March 1999, the Company completed a sale/leaseback transaction for the entire headquarters facility. The lease is for a 20-year period commencing in April 1999, with two five-year renewal options. One of the buildings is an eight-story structure and contains executive offices, a client assistance center, finance, supply chain management, sales and service support, facilities, marketing and human resources. An adjacent three-story building contains CompuCom’s information systems group and one of its two enterprise help desk and dispatch teams. The other help desk and dispatch team is located in Phoenix, Arizona.

CompuCom leases two floors totaling 42,500 square feet of office space in Mason, Ohio, which houses one of its two client assistance centers. The lease expires in July 2005 with a renewal option for five years. As part of the first quarter 2000 restructuring plan, CompuCom consolidated operations to one floor, thereby vacating the other floor.

During 2001, CompuCom distributed products and provided integration and configuration services from three leased facilities in two locations. In August 1996, the Company entered into a lease for approximately 300,000 square feet of warehouse space located in Paulsboro, New Jersey, which has a five-year term. In addition to warehousing space, this facility contains a state-of-the-art 90,000 square foot configuration center, allowing CompuCom to meet increasing customer demand for advanced complex system integration and network technologies. Effective August 2000, the Company exercised its option to extend the term of the lease for an additional three years, commencing August 1, 2001 and ending July 31, 2004. In October 1999, CompuCom leased an additional 148,000 square feet in an adjacent building in Paulsboro, New Jersey. The lease is for a five-year term, expiring in 2004, with an early termination provision effective September 30, 2002. CompuCom exercised this right in October 2001 and terminated this lease in September 2002. In March 1999, the Company entered into a five-year lease with two five-year renewal options for 97,000 square feet of warehouse space in Raleigh, North Carolina, which was used primarily for configuration and distribution activities of IBM products. This warehouse space was expanded to 168,000 square feet in September 1999. In July 2001, CompuCom closed this facility. This lease included an early termination provision effective March 14, 2003. CompuCom exercised this right in June 2002 and terminated this lease in March 2003. CompuCom believes its facilities are adequate to support its business for the foreseeable future.

See Footnote 15 to the Consolidated Financial Statements under Item 8 of this report on Form 10-K for additional information regarding lease costs.

Item 3 Legal Proceedings

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

CompuCom is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, these matters are not material.

Item 4 Submission of Matters to a Vote of Security Holders

None have been submitted in the fourth quarter 2002.

PART II

Item 5 Market for Registrant’s Common Stock

CompuCom’s common stock is listed on the Nasdaq National Market (Symbol: CMPC). As of December 31, 2002, there were approximately 6,700 beneficial holders of the Company’s common stock. The high and low sales prices reported within each quarter for the years ended December 31, 2002 and 2001 are as follows:

	2002		2001
	High	Low	High	Low

First quarter	$3.63	$2.22	$3.25	$1.38

Second quarter	4.13	3.23	3.27	1.72

Third quarter	6.06	2.50	3.75	2.21

Fourth quarter	6.99	4.54	2.60	1.85

The last sale price reported for CompuCom’s common stock on March 18, 2003 was $3.31.

CompuCom has not declared or paid cash dividends on its common stock and does not plan to pay cash dividends in the near future. In addition, its current credit facilities restrict the amount of dividends CompuCom may pay on its common stock.

Item 6 Selected Financial Data

Selected financial data for CompuCom is presented below:

	For the Years Ended December 31,
	2002	2001	2000		1999	1998
	(in thousands, except per share amounts)
Operating Results

Revenues	$1,571,128	$1,815,504	$2,710,637		$2,952,263	$2,281,631
Gross margin	206,319	243,997	284,220		319,069	285,214
Earnings before income taxes and cumulative effect of a change in accounting principle for negative goodwill	30,275	11,102	8,530	(1)	18,977	668	(2)
Earnings before cumulative effect of a change in accounting principle for negative goodwill	18,317	6,661	5,118	(1)	11,574	401	(2)
Earnings (loss) per common share before cumulative effect of a change in accounting principle for negative goodwill:

Basic	.36	.12	.09	(1)	.22	(.01	)(2)

Diluted	.34	.12	.09	(1)	.22	(.01	)(2)
Balance Sheet Data

Total assets	$444,858	$444,083	$436,360		$498,052	$545,489

Long-term debt	—	—	—		—	81,929

Stockholders’ equity	256,491	235,312	229,552		222,972	210,281

(1)	Includes a restructuring related charge of $5.2 million ($3.1 million, after tax) and net gains on marketable securities of $1.0 million ($0.6 million, after tax) or ($.05) per share
(2)	Includes restructuring related charges of $16.4 million ($9.9 million, after tax) or ($.21) per share

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Founded in 1987, CompuCom Systems, Inc., together with its subsidiaries (“CompuCom” or “the Company”) is a leading provider of full life-cycle information technology (“IT”) solutions to large and medium-sized organizations throughout the United States. The Company offers its clients a single-source for procuring, deploying, managing and supporting complex computing environments. Through its comprehensive portfolio of service and product offerings, CompuCom helps clients reduce the costs, complexities, obstacles and risks associated with new technology adoption and acquisition, operational transition and on-going management of their information systems.

CompuCom’s discussion and analysis of its financial condition and results of operations are based upon CompuCom’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires CompuCom to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. CompuCom bases its estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Critical Accounting Policies

CompuCom’s significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Footnote 1 of the Notes to Consolidated Financial Statements. The following are CompuCom’s critical accounting policies, followed by a brief discussion of each:

•	Allowance for doubtful accounts;
•	Revenue recognition;
•	Intangible assets and goodwill; and
•	Income taxes

Allowance for Doubtful Accounts. CompuCom’s allowance for doubtful accounts relate to trade and vendor rebate receivables. CompuCom generates trade receivables from product and service sales to its clients. CompuCom generates vendor rebate receivables from its participation in certain manufacturers’ customer specific rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for the product and then claim a rebate from the manufacturer to reduce the final cost. These rebates are then passed on to the customer in the form of a reduced sales price. The collection of these rebates can take an extended period of time. Due to these vendor rebate programs, CompuCom’s initial cost of the product is often higher than the sales price CompuCom can obtain from its clients. The amounts due from manufacturers under such customer specific rebate programs are recorded as a reduction to Accounts payable on the Consolidated Balance Sheets. Footnote 2 of the Notes to Consolidated Financial Statements summarizes the activity in these accounts. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. When evaluating the adequacy of the allowance for doubtful accounts, the Company specifically analyzes trade and vendor rebate receivables, and analyzes historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends, changes in customer payment terms and the complexities of vendor-mandated program requirements. If the financial condition of the Company’s customers or vendors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should the Company determine that it would be able to realize more of its receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

Revenue Recognition. CompuCom derives revenue from primarily two sources- 1) product sales- which consist of sales of technology products, including desktop, networking, storage, and mobile computing products, as well as peripherals and software-related products and licenses and 2) services- which consist primarily of application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, training, staff augmentation, and services provided to support certain manufacturers’ direct fulfillment initiatives.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CompuCom recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is probable. Generally for product sales, these criteria are met at the time of delivery to a common carrier. The Company generally uses either a binding purchase order or signed sales agreement as evidence of an arrangement and in determining whether the sales price is fixed and determinable. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from customers. If, at the time of the sale, the Company determines that collection of the sales price is not reasonably assured, the Company defers the revenue and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Provision is made at the time the related revenue is recognized for estimated product returns, which historically have been immaterial. The Company analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of provisions for sales returns. Revenue from the sale of software licenses is generally recorded on a gross basis when the software license is delivered to the customer and all other criteria for revenue recognition have been met. Shipping and handling revenues are included in product revenues and costs are included in product costs. CompuCom receives volume incentive dollars from certain vendors related to sales activity of certain products, which are recorded as a reduction of cost of sales when it is reasonably certain as to the amount of the earned incentive. These incentives are generally based on a particular quarter’s sales activity and are primarily formula based, but can fluctuate significantly on a quarterly basis. These amounts are recorded as Receivables on the Consolidated Balance Sheets. The Company’s service revenue is primarily billed based on hourly rates, and the Company recognizes revenue as these services are performed or ratably over the contract term. Revenue in excess of billings on service contracts is recorded as unbilled receivables. Billings in excess of revenue recognized on service contracts are recorded as deferred income until revenue recognition criteria are met.

Intangible Assets and Goodwill. CompuCom reviews its identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that CompuCom considers important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;
•	significant changes in the manner or use of the assets or the strategy for the Company’s overall business;
•	significant negative industry or economic trends;
•	significant decline in its stock price for a sustained period; and
•	CompuCom’s market capitalization relative to net book value

If CompuCom determines that the carrying value of identifiable intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company assesses the recoverability of the intangibles by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flow of the acquired operations. Any impairment is measured based on a projected discounted cash flow method using a discount rate reflecting the Company’s average cost of funds.

Goodwill is tested at least annually for impairment. The impairment testing is performed at a reporting unit level. The goodwill impairment testing has two steps. The first step identifies potential impairment by comparing the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of the reporting unit exceeds its fair value, the second step is performed to calculate the possible impairment loss by comparing the implied fair value of goodwill to the carrying value. If the implied fair value of goodwill is less than the carrying value, a write-down is recorded. The fair value of each reporting unit is determined based on combinations of both the income and market valuation approaches.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes. CompuCom is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that the Company believes recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance in a period, the Company must include an expense within the tax provision in the statement of operations. CompuCom has not recorded a valuation allowance to reduce the carrying amount of recorded deferred tax assets representing future deductions, as the Company believes it will have sufficient taxable income in the future to realize these deductions. CompuCom considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event CompuCom were to determine that it would not be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table shows CompuCom’s total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, income taxes, and earnings before cumulative effect of a change in accounting principle for negative goodwill are shown as a percentage of total revenue for the three years ended December 31 ($ in thousands):

	2002	2001	2000
Revenue:
Product	$1,269,126	$1,533,567	$2,439,106
Service	302,002	281,937	271,531

Total revenue	$1,571,128	$1,815,504	$2,710,637

Gross margin:
Product	$104,441	$144,150	$184,976
Service	101,878	99,847	99,244

Total gross margin	$206,319	$243,997	$284,220

Gross margin percentage:
Product	8.2%	9.4%	7.6%
Service	33.7%	35.4%	36.5%

Total gross margin percentage	13.1%	13.4%	10.5%

Operating expenses:
Selling	2.9%	3.6%	3.1%
Service	2.7%	3.0%	1.8%
General and administrative	4.4%	4.8%	3.7%
Depreciation and amortization	1.2%	1.2%	0.8%
Restructuring charges	0.0%	0.0%	0.2%

Total operating expenses	11.2%	12.6%	9.6%

Earnings from operations	1.9%	0.8%	0.9%

Financing expenses, net	0.0%	0.2%	0.6%
Earnings before income taxes and cumulative effect of a change in accounting principle for negative goodwill	1.9%	0.6%	0.3%

Income taxes	0.7%	0.2%	0.1%

Earnings before cumulative effect of a change in accounting principle for negative goodwill	1.2%	0.4%	0.2%

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

2001 Business Combinations (“the 2001 acquisitions”)

In January 2001, CompuCom purchased certain assets of MicroAge Technology Services, L.L.C. (“MTS”, or “the MTS acquisition”). The assets were purchased out of bankruptcy court and primarily consisted of trade accounts receivable as well as vendor accounts receivable and inventory. The purchase price of approximately $79 million (after post-closing adjustments) was financed using available cash. The purchased assets were used by MTS primarily in its business as a systems integrator of personal computer products. As part of the MTS acquisition, the Company also hired certain of MTS’ national sales force, technical service personnel and administrative personnel.

In July 2001, CompuCom purchased certain assets and assumed certain liabilities of Excell Data Corporation (“Excell”, or “the Excell acquisition”) for approximately $27 million in available cash, pursuant to the terms of the Asset Purchase Agreement entered into by and among CompuCom, Excell and Cambridge Technology Partners, Inc. (“Cambridge”), the parent of Excell. At the time of the acquisition, Safeguard held a 16.5% equity ownership interest in Cambridge. The net assets acquired were used by Excell primarily in its business of high-end technical applications development, network infrastructure design and deployment and worldwide event technical planning and support. Essentially all of the Excell workforce, consisting of technical application developers, consultants, and administrative personnel were hired as part of the Excell acquisition. The purpose of the Excell acquisition was to expand the suite of CompuCom’s service offerings.

In November 2001, CompuCom purchased certain assets and assumed certain liabilities associated with the application development division of E-Certify Corporation (“ClientLink”, or “the ClientLink acquisition”) for approximately $2 million in available cash and the surrender of such number of E-Certify Corporation’s common stock to decrease the Company’s percent ownership from 22% to 19% of outstanding shares. ClientLink provides high-end technical consulting, development, deployment and maintenance services. The ClientLink acquisition further expands the suite of CompuCom’s service offerings. From 1999 until November 2001, the Company used the equity method to account for its investment in E-Certify.

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

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2002 Compared to 2001

Product revenue is primarily derived from the sale of hardware, which mainly includes desktop, networking, storage, and mobile computing products and peripherals. Also included in product revenue is the sale of software, which includes software-related products and licenses. Product revenue decreased 17.2% to $1.3 billion in 2002 from $1.5 billion in 2001. The hardware portion of total product revenue decreased 22.6% to $976.8 million in 2002 from $1.3 billion in 2001. The decrease in hardware revenue includes a slight increase from hardware sales associated with the NNEF acquisition. The software license revenue portion of total product revenue increased 9.7% to $259.9 million in 2002 from $236.9 million in 2001. CompuCom believes general economic conditions continue to hamper demand for the products it sells, mainly from its Fortune 1000 client base. As a result of this economic slowdown, product purchases and IT projects have been delayed, downsized or cancelled. In addition, CompuCom believes product revenue continues to be negatively impacted by certain clients electing to purchase product directly from manufacturers, as well as by increased competition from other direct marketers. CompuCom believes the increase in the software and software license portion of total product revenue, although negatively impacted by these factors, was primarily the result of announced changes in licensing programs of a certain software provider which resulted in increased demand for these licenses during 2002.

Product gross margin is the difference between product revenue and the cost of that product revenue. The cost of product revenue consists primarily of the price CompuCom pays to acquire the product from the vendor. Product gross margin dollars declined $39.8 million from $144.2 million in 2001 to $104.4 million in 2002. Product gross margin as a percentage of product revenue decreased to 8.2% in 2002 from 9.4% in 2001. CompuCom believes the decrease in product gross margin as a percentage of product revenue is primarily due to an increase in the proportion of lower margin software revenue relative to total product revenue. Also contributing to the decline in product gross margin was more aggressive pricing in certain circumstances. Due to economic and competitive conditions, CompuCom expects to experience continued pressure on both product revenue and product gross margin, the result of which may be to report both lower product revenue and gross margin dollars, as well as a lower gross margin percentage when compared to the comparable prior year period.

Service revenue increased approximately 7.1% to $302.0 million in 2002 from $281.9 million in 2001. Service revenue is primarily derived from services directly related to the sale of product, such as configuration, vendor warranty contracts and services to support certain OEM product fulfillment programs, IT outsourcing services, such as desktop support, field engineering, and help desk, as well as application development, systems integration and other consulting services. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales. The increase in service revenue was primarily due to services directly related to the 2001 acquisitions, offset primarily by a decline in field engineering services. Service gross margin as a percentage of service revenue decreased to 33.7% in 2002 from 35.4% in 2001. The decrease in service gross margin as a percentage of service revenue was primarily the result of increases in lower margin services associated with the NNEF and Excell acquisitions. CompuCom expects to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period.

Selling expenses consist primarily of salary, commissions and benefits for sales and sales-support personnel, along with other costs directly related to such personnel. Selling expenses declined approximately $19.6 million in 2002 as compared to 2001. Selling expenses as a percentage of revenue declined to approximately 2.9% of revenue in 2002 from approximately 3.6% in 2001. The lower expense is a result of CompuCom’s focus on cost management, primarily related to personnel and related costs, as well as lower commission expense related to the declines in both revenue and gross margin.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Service expenses consist primarily of salary and benefits cost for personnel supporting the service business, along with other costs directly related to such personnel. Service expenses declined approximately $12.5 million in 2002 as compared to 2001. As a percentage of revenue, service expenses decreased to 2.7% in 2002 from 3.0% in 2001. The decrease was due primarily to CompuCom’s cost management efforts, particularly personnel and related costs, as well as certain infrastructure costs associated with supporting the service business. Partially offsetting these decreases were personnel and infrastructure costs associated with the Excell and ClientLink acquisitions.

General and administrative expenses consist principally of salary and benefit costs for executive, operations, information services, and administrative personnel, along with certain infrastructure costs directly related to such personnel, as well as profesional services and other general corporate activities. General and administrative expenses decreased approximately $17.4 million in 2002 versus 2001. General and administrative expense declined as a percentage of revenue from 4.8% in 2001 to 4.4% in 2002. The reduction is reflective of the Company’s ongoing cost management efforts which primarily include personnel-related costs, as well as certain infrastructure costs, primarily telecommunications expense. Operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset certain expenses incurred, and any cash paid in excess of the actual expense is recorded as a reduction of cost of sales.

Depreciation and amortization expense decreased approximately $4.5 million in 2002, a 19.8% decline when compared to 2001. The decrease was primarily due to the adoption of the non-amortization provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. This decrease was partially offset by higher amortization expense of identifiable intangibles with definite useful lives associated with the Excell and NNEF acquisitions. As a percentage of revenue, depreciation and amortization expense was flat in 2002 compared to 2001.

Financing expenses, net, declined $2.8 million for 2002 when compared to 2001. The decrease in financing expenses was primarily due to CompuCom’s continued improvement in working capital management, lower financing requirements due primarily to the decline in product revenue, and a decrease in effective interest rates during 2002. The decrease in financing expenses, net, also reflects the impact of a decrease in interest earned on available cash for 2002 as compared to 2001, primarily as a result of a decline in interest rates.

As a result of the factors discussed above, CompuCom recorded earnings, before the cumulative effect of a change in accounting principle for negative goodwill, of $18.3 million for 2002. This compares to net earnings of $6.7 million for 2001.

2001 Compared to 2000

Product revenue, which is primarily derived from the sale of desktop, networking, storage, and mobile computing products, as well as peripherals and software-related products and licenses to corporate and government clients, decreased approximately 37.1% to $1.5 billion in 2001 from $2.4 billion in 2000. CompuCom believes this decrease can be primarily attributed to general economic conditions which resulted in lower demand for PC products mainly from its Fortune 1000 client base. As a result of the economic slowdown, product purchases and IT projects were delayed, downsized or cancelled. In addition, product revenue was negatively impacted not only by certain clients electing to participate in certain manufacturers’ direct fulfillment programs, thereby fulfilling their product requirements directly from the manufacturer, but also from increased competition from other direct marketers. Partially offsetting the overall decrease in product revenue was incremental product revenue realized as a result of the MTS acquisition as well as a 17.3% increase in software license revenue from $201.5 million in 2000 to $236.9 million in 2001.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Product gross margin is the difference between product revenue and the cost of that product revenue. The cost of product revenue consists primarily of the price CompuCom pays to acquire the product from the vendor. Product gross margin as a percentage of product revenue increased to 9.4% in 2001 from 7.6% in 2000, while 2001 product gross margin dollars declined $40.8 million to $144.2 million. The decline in product gross margin dollars was primarily a result of the decline in product revenue. CompuCom believes the increase in product gross margin as a percentage of product revenue was primarily due to the decline in revenue generated by higher volume, lower margin clients. Also contributing to the product gross margin percentage increase was an increase, as a percentage of product revenue, in the amount of vendor volume incentives earned in 2001 as compared to 2000. Each quarter CompuCom performs a risk assessment relating to the collectibility of receivables, the realizability of inventories and the likelihood of the collection of vendor rebate receivables. During 2001, the balance sheet amounts relating to product receivables, inventories and vendor rebate receivables declined 26.2%, 51.8%, and 49.7%, respectively. As a result, CompuCom believes its balance sheet risk also lessened, resulting in a fourth quarter favorable adjustment to product cost of $2.1 million. Partially offsetting the overall increase in product gross margin percentage was the impact of the increase in software license revenue, which has a lower average gross margin than other product sales.

Service revenue increased approximately 3.8% to $281.9 million in 2001 from $271.5 million in 2000. Service revenue is primarily derived from application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, network infrastructure and deployment, event technical planning and support, and services provided in support of certain manufacturers’ direct fulfillment initiatives. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increase in service revenue was primarily due to service revenue related to field engineering and the impact of the Excell acquisition. The increase in service revenue related to field engineering was primarily due to the MTS acquisition. Partially offsetting these increases were declines in demand for services directly related to the sale of desktop, networking, and mobile computing products, such as configuration and installation services, and IT consulting services. Service gross margin as a percentage of service revenue decreased to 35.4% in 2001 from 36.5% in 2000. The decrease in service gross margin was primarily due to pricing pressure on the Company’s service offerings. In addition, service gross margin percentage realized on Excell revenue is lower relative to the collective gross margin percentage of the Company’s other service-related offerings.

Selling expenses consist primarily of salary, commissions and benefits for sales and sales-support personnel, along with other costs directly related to such personnel. Selling expenses decreased approximately $18.8 million in 2001 as compared to 2000. CompuCom attributes this decrease to its own cost management efforts, primarily related to sales-support personnel and related costs, chiefly telecommunications expense, as well as reductions in selling expenses that vary directly with the decline in product revenue. Selling expenses as a percentage of revenue increased to approximately 3.6% of revenue in 2001 from approximately 3.1% in 2000, due primarily to the decline in product revenue for the comparable periods.

Service expenses consist primarily of salary and benefits cost for personnel supporting the service business, along with other costs directly related to such personnel. Service expenses increased approximately $4.4 million in 2001 as compared to 2000. The increase was due primarily to personnel and training costs, as well as investments in the service infrastructure associated with supporting the service business. A portion of this increase relates to the added personnel and infrastructure costs associated with the Excell acquisition. As a percentage of revenue, service expenses increased to 3.0% in 2001 from 1.8% in 2000. Contributing to the increase in service expenses as a percentage of total revenue was the decline in product revenue.

General and administrative expenses consist principally of salary and benefit costs for executive, operations, information services, and administrative personnel, along with certain infrastructure costs directly related to such personnel, as well as professional services and other general corporate activities. General and administrative expenses decreased approximately $12.8 million in 2001 versus 2000. The decrease is reflective of the Company’s ongoing cost management efforts which include personnel-related costs, as well as certain infrastructure costs, primarily telecommunications expense. General and administrative expenses increased as a percentage of revenue from 3.7% in 2000 to 4.8% in 2001 due primarily to the decline in product revenue. Operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset certain expenses incurred, and any cash paid in excess of the actual expense is recorded as a reduction of cost of sales.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and amortization expense increased approximately $0.9 million in 2001, a 4% increase over 2000. The increase was primarily due to depreciation related to capital expenditures for upgrades to the Company’s technology infrastructure, personal computer deployments to certain personnel, including those hired as part of the MTS acquisition, and certain other capital investments associated with the MTS acquisition. As a percentage of revenue, this expense increased from 0.8% in 2000 to 1.2% in 2001 primarily due to the decline in product revenue.

Financing expenses, net, decreased in absolute dollars and as a percentage of revenue in 2001 as compared to 2000. The decrease in financing expenses was primarily due to CompuCom’s improved management of working capital, as well as lower financing requirements due to the decline in product revenue. The decline in financing expenses was also due to the effect of higher interest income generated from investing increased available cash as well as a decrease in CompuCom’s average effective interest rate in 2001 to 6.6% as compared to 8.2% in 2000.

As a result of the factors discussed above, CompuCom recorded net earnings in 2001 of $6.7 million, up 30.1% when compared to 2000. Net earnings in 2000 were $5.1 million, including an after-tax restructuring charge of $3.1 million.

Liquidity and Capital Resources

Working capital at December 31, 2002 was $121.0 million, compared to $87.1 million at December 31, 2001. The increase in working capital was primarily the result of a decrease in accrued liabilities and an increase in receivables. The decrease in accrued liabilities was due primarily to lower accrued costs of software and licenses, partially resulting from a large sale of software licenses to a certain customer at the end of year 2001. The increase in receivables was primarily related to a $14.0 million reduction in the amount of receivables utilized under CompuCom’s securitization facility.

CompuCom’s liquidity is impacted by the dollar volume of certain manufacturers’ customer specific rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and then claim a rebate from the manufacturer to reduce the final cost. These rebates are then passed on to the customer in the form of a reduced sales price. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom’s initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. These programs have been at times a material factor in CompuCom’s financing needs. As of December 31, 2002 and 2001, CompuCom was owed approximately $18.5 million and $14.1 million, respectively, under these vendor rebate programs. These outstanding amounts are included as a reduction to Accounts payable on the Consolidated Balance Sheets.

In addition, CompuCom participates in certain programs provided by various suppliers that enable it to earn volume incentive dollars. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction to cost of goods sold and are recorded as Receivables on the Consolidated Balance Sheets. As of December 31, 2002 and 2001, CompuCom was owed approximately $3.3 million and $6.2 million, respectively, under these supplier incentive programs.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CompuCom’s working capital requirements are generally funded through financing arrangements and internally generated funds. As of December 31, 2002, financing arrangements consisted of a $100 million receivable securitization (“Securitization”) and a $25 million working capital line of credit (“Revolver”). Consistent with its financing requirements, during 2002 CompuCom reduced the Securitization facility from $125 million to $100 million and reduced the Revolver facility from $50 million to $25 million. The Securitization’s pricing is based on a designated short-term interest rate plus an agreed upon spread. Amounts outstanding as sold receivables as of December 31, 2002 consisted of two certificates totaling $60 million. Within the context of the Securitization, each certificate is issued from a separate facility, each facility set at $50 million. One $50 million facility, with an October 2003 maturity date, has one certificate issued for $50 million. The other $50 million facility, which initially had an April 2002 maturity date, was renewed in October 2002 to a revised October 2005 maturity date and has one certificate issued for $10 million. The amount outstanding as sold receivables as of December 31, 2001 consisted of two certificates totaling $74 million, one certificate for $24 million with an April 2002 maturity date and one certificate for $50 million with an October 2003 maturity date. The Revolver, which initially had a May 2002 maturity date but has been extended to a March 2003 maturity date, bears interest at a rate of LIBOR plus an agreed upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects the Revolver to be renewed no later than its expiration in March 2003. Availability under the Revolver is subject to a borrowing base calculation. As of December 31, 2002, availability under the Revolver was $25 million with no outstanding amounts. Terms of the Revolver limit the amounts available for capital expenditures and dividends. Both the Securitization and the Revolver require CompuCom to maintain compliance with selected financial covenants and ratios. The weighted-average interest rate on borrowings was approximately 4.0% and 6.6% in 2002 and 2001, respectively.

CompuCom’s business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to its overall financial position. Generally, the Company’s capital expenditures relate to its information technology hardware and software and improvements in its distribution centers. Capital expenditures were approximately $5 million in 2002 as compared to approximately $21 million in 2001. The decrease is a result of higher than normal capital spending in 2001 due primarily to upgrades to the Company’s technology infrastructure and help desk offerings, system deployments to certain personnel, including those hired as part of the MTS acquisition, and certain other capital investments associated with the MTS acquisition. CompuCom currently expects capital expenditures of approximately $8 million to $10 million in 2003.

Contractual Obligations

CompuCom’s contractual obligations consist of noncancelable operating leases for facilities and equipment, which expire at various dates from 2002 to 2006, with the exception of the operating lease on CompuCom’s headquarters facility, which expires in 2019. Future minimum lease payments under noncancelable operating leases as of December 31, 2002 are as follows (in thousands):

2003	$9,129
2004	6,850
2005	5,251
2006	4,494
2007	4,224
2008 and thereafter	47,521

$77,469

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2000 and 1998 Restructuring Activities

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

The following table provides a summary rollforward by category of the activity in CompuCom’s restructuring accrual for the years ended December 31, 2002 and 2001 (in thousands):

	Accrual at 12/31/2000	Cash Payments	Accrual at 12/31/2001	Cash Payments	Accrual at 12/31/2002
Lease termination costs	$2,480	$(619)	$1,861	$(558)	$1,303
Employee severance and related benefits	10	(10)	—	—	—

Total	$2,490	$(629)	$1,861	$(558)	$1,303

The $1.3 million and $1.9 million accrued at December 31, 2002 and 2001, respectively, are reflected in Accrued liabilities on the Consolidated Balance Sheets.

The amount accrued at December 31, 2002 for lease termination costs relates to seven remaining leases for former office sites that have not been terminated, two of which have not been sublet. The accrual represents the amount required to fulfill the Company’s obligations under signed lease contracts. Payments, net of proceeds derived from subleases, are charged against the accrual as incurred. The Company believes the restructuring accrual is adequate. Differences, if any, between the estimated amount accrued and the actual amounts paid will be reflected in operating expenses in future periods.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS No. 143 in fiscal year 2003. The Company does not expect the provisions of SFAS No. 143 to have a material effect on its financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. SFAS No. 146 is effective prospectively for exit or disposal activities initiated subsequent to December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material effect on its financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. CompuCom has implemented the transition and annual disclosure requirements as required by SFAS No. 148, which were effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for the first interim period beginning after December 15, 2002. CompuCom does not expect SFAS No. 148 to have a material effect on its financial condition or results of operations.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. CompuCom has implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. CompuCom will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. CompuCom does not expect FIN 45 to have a material effect on its financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. CompuCom does not expect FIN 46 to have a material effect on its financial condition or results of operations.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. CompuCom does not expect EITF Issue No. 00-21 to have a material effect on its financial condition or results of operations.

In January 2003, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 provides guidance regarding how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF Issue No. 02-16 will apply to vendor arrangements entered into after December 31, 2002, including modifications of existing arrangements. CompuCom does not expect EITF 02-16 to have a material effect on its financial condition or results of operations.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

CompuCom is exposed to interest rate risk primarily through its Securitization and Revolver. CompuCom utilizes its Securitization and Revolver for its working capital and other financing needs. If CompuCom’s effective interest rate were to increase by 100 basis points (1.00%), CompuCom’s annual financing expense would increase by approximately $0.6 million based on the average balances utilized under the Securitization and Revolver during the twelve months ended December 31, 2002. CompuCom did not experience a material impact from interest rate risk during 2002.

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

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10 Directors and Executive Officers of the Registrant

The executive officers of CompuCom as of March 20, 2003 are as follows:

Name	Age	Position
J. Edward Coleman (1)	51	Chairman, President, Chief Executive Officer and Director
M. Lazane Smith (2)	48	Senior Vice President, Finance, Chief Financial Officer, Secretary and Director
Anthony F. Pellegrini (3)	60	Senior Vice President, Sales
David A. Loeser (4)	48	Senior Vice President, Human Resources
John F. McKenna (5)	39	Senior Vice President, Services

(1)	Mr. Coleman was hired as Chief Executive Officer on December 1, 1999, was elected to the Board of Directors in February 2000, was named President in July 2000, and was elected Chairman of the Board of Directors in October 2001. Prior to joining CompuCom, he served as Business Development Executive and Director of Marketing for Computer Sciences Corporation (“CSC”) from March 1995 to December 1999. From 1993 until joining CSC, Mr. Coleman was Executive Vice President of McCollister’s Technical Services, Inc. (“McCollister’s”). Prior to joining McCollister’s, he spent 17 years with IBM Corporation, including five years with IBM Credit Corporation serving as Vice President and General Manager of Channel Financing.

(2)	Ms. Smith has held the position of Senior Vice President, Finance and Chief Financial Officer since February 1997. Ms. Smith joined the Company in 1993 as Corporate Controller and was promoted to Vice President, Finance and Corporate Controller in 1994. She was elected to the Board of Directors and Secretary in February 2001.

(3)	Mr. Pellegrini joined the Company as Senior Vice President, Sales in March 2000. Prior to joining CompuCom, he spent two years with CSC as Director of Business Development. Prior to CSC he spent 11 years with Digital Equipment Corporation, serving as an Account Manager, Account Vice President, and then Vice President of Outsourcing Services.

(4)	Mr. Loeser joined CompuCom in April 1999 as Senior Vice President of Human Resources. Prior to joining CompuCom, he served as Senior Vice President of Human Resources for Quaker State, Inc. from 1996 to 1998. From 1994 to 1996, Mr. Loeser held the position of Senior Vice President of Human Resources with Continental Airlines.

(5)	Mr. McKenna joined the Company in January 1999 as Vice President, Managed Desktop Services and was promoted to Senior Vice President, Services in September 1999. Prior to joining CompuCom, he served as Senior Vice President Services for Oracle Corp. during 1998. From 1995 to 1998, Mr. McKenna served as a partner with Deloitte Consulting.

Directors

CompuCom incorporates by reference the information contained under the caption “ELECTION OF DIRECTORS” in its definitive Proxy Statement with respect to its annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

Disclosure of Delinquent Filers Pursuant to Item 405 of Regulation S-K

CompuCom incorporates by reference the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in its definitive Proxy Statement with respect to its annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11 Executive Compensation

CompuCom incorporates by reference the information contained under the captions “EXECUTIVE COMPENSATION AND OTHER ARRANGEMENTS” in its definitive Proxy Statement with respect to its annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12 Security Ownership of Certain Beneficial Owners and Management

CompuCom incorporates by reference the information contained under the caption “STOCK OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND GREATER THAN 5% STOCKHOLDERS” in its definitive Proxy Statement with respect to its annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Information related to securities authorized for issuance under equity compensation plans is set forth in Footnote 12 to the Consolidated Financial Statements titled “Stock-Based Compensation” under Item 8 of this report on Form 10-K.

Item 13 Certain Relationships and Related Transactions

CompuCom incorporates by reference the information contained under the caption “RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT AND OTHERS” in its definitive Proxy Statement with respect to its annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14 Controls and Procedures

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

PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements and Schedules.

The financial statements filed with this report are listed on page F-1 of this Form 10-K and are incorporated herein by reference.

(a)(3)	Exhibits.

See Exhibit Index on page G-1

(b)	Reports on Form 8-K.

No reports on Form 8-K have been filed by the Registrant during the three months ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CompuCom Systems, Inc.

By:	/s/ M. Lazane Smith
M. Lazane Smith
Senior Vice President, Finance, Chief Financial
Officer (Chief Accounting Officer), Secretary and Director

Dated:  March 20, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 20, 2003

/s/ J. Edward Coleman	/s/ Delbert W. Johnson
J. Edward Coleman Chairman of the Board, President, Chief Executive Officer, and Director	Delbert W. Johnson Director

/s/ Anthony L. Craig	/s/ John D. Loewenberg
Anthony L. Craig Director	John D. Loewenberg Director

/s/ Michael J. Emmi	/s/ Warren V. Musser
Michael J. Emmi Director	Warren V. Musser Director

/s/ Richard F. Ford	/s/ Anthony J. Paoni
Richard F. Ford Director	Anthony J. Paoni Director

/s/ Edwin L. Harper	/s/ Edward N. Patrone
Edwin L. Harper Director	Edward N. Patrone Director

/s/ M. Lazane Smith
M. Lazane Smith Director

Certification

I, J. Edward Coleman, certify that:

1.	I have reviewed this annual report on Form 10-K of CompuCom Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003

/s/  J. Edward Coleman

J. Edward Coleman

President and Chief Executive Officer

Certification

I, M. Lazane Smith, certify that:

1.	I have reviewed this annual report on Form 10-K of CompuCom Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003

/s/  M. Lazane Smith

M. Lazane Smith

Senior Vice President, Finance, and Chief Financial Officer

Independent Auditors’ Report

The Stockholders and Board of Directors

CompuCom Systems, Inc.:

We have audited the accompanying consolidated balance sheets of CompuCom Systems, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompuCom Systems, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, in 2002, the Company fully adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

KPMG LLP

Dallas, Texas

January 29, 2003

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2001

(In thousands, except share and per share amounts)

Assets	2002	2001
Current assets:
Cash and cash equivalents	$128,039	$123,150
Receivables, less allowance for doubtful accounts of $2,176 in 2002 and $2,130 in 2001	146,732	134,980
Inventories	27,732	29,608
Deferred income taxes	3,814	1,398
Other	3,085	6,733

Total current assets	309,402	295,869

Property and equipment:
Furniture, fixtures and other equipment	83,605	82,308
Leasehold improvements	7,411	8,346

	91,016	90,654
Less accumulated depreciation and amortization	(67,092)	(59,088)

Net property and equipment	23,924	31,566

Goodwill and other intangible assets, less accumulated amortization	110,071	111,089
Other	1,461	5,559

Total assets	$444,858	$444,083

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$117,252	$120,173
Accrued liabilities	71,115	88,598

Total current liabilities	188,367	208,771

Stockholders’ equity:
Series B cumulative, convertible preferred stock, $10 stated value. Authorized 3,000,000 shares; issued and outstanding 1,500,000 shares	15,000	15,000
Common stock, $.01 par value. Authorized 70,000,000 shares; issued 49,299,098 shares in 2002, and 49,795,577 shares in 2001	493	498
Additional paid-in capital	75,221	76,252
Retained earnings	165,777	149,131
Treasury stock, at cost, 1,431,525 common shares in 2001	—	(5,569)

Total stockholders’ equity	256,491	235,312

Total liabilities and stockholders’ equity	$444,858	$444,083

See accompanying notes to consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2002, 2001 and 2000

(In thousands, except per share amounts)

	2002	2001	2000
Revenue:
Product	$1,269,126	$1,533,567	$2,439,106
Service	302,002	281,937	271,531

Total revenue	1,571,128	1,815,504	2,710,637

Cost of revenue:
Product	1,164,685	1,389,417	2,254,130
Service	200,124	182,090	172,287

Total cost of revenue	1,364,809	1,571,507	2,426,417

Gross margin	206,319	243,997	284,220

Operating expenses:
Selling	45,801	65,411	84,224
Service	41,830	54,318	49,958
General and administrative	69,704	87,129	99,940
Depreciation and amortization	18,232	22,729	21,863
Restructuring charges	—	—	5,417

Total operating expenses	175,567	229,587	261,402

Earnings from operations	30,752	14,410	22,818

Financing expenses, net	477	3,308	15,278
Other income, net	—	—	990

Earnings before income taxes and cumulative effect of a change in accounting principle for negative goodwill	30,275	11,102	8,530

Income taxes	11,958	4,441	3,412

Earnings before cumulative effect of a change in accounting principle for negative goodwill	18,317	6,661	5,118

Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	707	—	—

Net earnings	$19,024	$6,661	$5,118

Basic earnings per common share:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$.36	$.12	$.09
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	.01	—	—

Net earnings	$.37	$.12	$.09

Diluted earnings per common share:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$.34	$.12	$.09
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	.01	—	—

Net earnings	$.35	$.12	$.09

Average common shares outstanding:
Basic	48,647	48,034	48,703
Diluted	50,654	48,445	48,937

See accompanying notes to consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2002, 2001 and 2000

(In thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Stock		Notes Receivable for Sale of Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount

Balances at December 31, 1999	1,500,000	$15,000	48,016,950	$480	$72,765	$139,152	—	$—	$(4,425)	$222,972

Exercise of options			315,650	3	749					752

Issuances under employee stock purchase plan			873,038	9	1,538					1,547

Income tax benefits resulting from stock-based compensation plans					302					302

Settlement of notes receivable for sale of stock							685,635	(3,160)	2,921	(239)

Preferred stock dividend						(900)				(900)

Net earnings						5,118				5,118

Balances at December 31, 2000	1,500,000	15,000	49,205,638	492	75,354	143,370	685,635	(3,160)	(1,504)	229,552

Exercise of options			51,618	1	114					115

Issuances under employee stock purchase plan			538,321	5	742					747

Income tax benefits resulting from stock-based compensation plans					42					42

Settlement of notes receivable for sale of stock							745,890	(2,409)	1,504	(905)

Preferred stock dividend						(900)				(900)

Net earnings						6,661				6,661

Balances at December 31, 2001	1,500,000	15,000	49,795,577	498	76,252	149,131	1,431,525	(5,569)	—	235,312

Exercise of options			654,107	7	1,793					1,800

Issuances under employee stock purchase plan			280,939	3	683					686

Income tax benefits resulting from stock-based compensation plans					569					569

Treasury stock retirement			(1,431,525)	(15)	(4,076)	(1,478)	(1,431,525)	5,569		—

Preferred stock dividend						(900)				(900)

Net earnings						19,024				19,024

Balances at December 31, 2002	1,500,000	$15,000	49,299,098	$493	$75,221	$165,777	—	$—	$—	$256,491

See accompanying notes to consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001 and 2000

(In thousands)

	2002	2001	2000
Cash flows from operating activities:
Net earnings	$19,024	$6,661	$5,118
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	(707)	—	—
Depreciation and amortization	18,232	22,729	21,863
Deferred income taxes	675	(1,440)	(686)
Restructuring related charges	—	—	5,417
Other income, net	—	—	(990)

Changes in assets and liabilities, excluding effects from acquisitions:
Receivables	(12,077)	168,151	(7,177)
Inventories	1,579	60,861	51,869
Other current assets	(1,965)	(2,475)	1,218
Accounts payable	(2,921)	8,958	(69,762)
Accrued liabilities and other	(13,348)	(13,531)	(1,642)

Net cash provided by operating activities	8,492	249,914	5,228

Cash flows from investing activities:
Capital expenditures	(5,189)	(20,900)	(9,327)
Business acquisitions, net of cash acquired	—	(120,683)	—
Proceeds from sale of land and buildings	—	—	617
Proceeds from sale of securities	—	—	2,880

Net cash used in investing activities	(5,189)	(141,583)	(5,830)

Cash flows from financing activities:
Borrowings under revolver	—	8,000	1,183,300
Repayment of revolver	—	(8,000)	(1,183,300)
Issuance of common stock	2,486	862	2,299
Preferred stock dividend	(900)	(900)	(900)

Net cash provided by (used in) financing activities	1,586	(38)	1,399

Net increase in cash and cash equivalents	4,889	108,293	797

Cash and cash equivalents at beginning of year	123,150	14,857	14,060

Cash and cash equivalents at end of year	$128,039	$123,150	$14,857

Supplemental disclosure of cash flow information
Income taxes paid	$10,841	$8,948	$1,241
Financing expenses paid	$1,846	$6,387	$15,929

See accompanying notes to consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Description of Business

CompuCom Systems, Inc. and subsidiaries (“CompuCom” or “the Company”) is a leading single-source provider of information systems services and products designed to enhance the productivity of large and medium-sized organizations throughout the United States. CompuCom provides information technology outsourcing and system integration services that help clients reduce the costs, complexities, obstacles and risks associated with new technology adoption and acquisition, operational transition and on-going management of their information systems.

Principles of Consolidation

The consolidated financial statements include the accounts of CompuCom Systems, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in companies in which CompuCom exercises significant influence, but not control, are accounted for using the equity method of accounting. The Company’s share of net earnings or loss from such investments is reflected in operating expenses.

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

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over net assets acquired. Goodwill is not amortized, but is tested at least annually for impairment. The impairment testing is performed at a reporting unit level. The goodwill impairment testing has two steps. The first step identifies potential impairment by comparing the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of the reporting unit exceeds its fair value, the second step is performed to calculate the possible impairment loss by comparing the implied fair value of goodwill to the carrying value. If the implied fair value of goodwill is less than the carrying value, a write-down is recorded. The fair value of each reporting unit is determined based on combinations of both the income and market valuation approaches.

Other intangible assets consist primarily of customer-related and contract-related costs with definite useful lives. Intangible assets are generally amortized on a straight-line basis over the length of the contract or benefit period, generally ranging from two to eleven years.

Revenue Recognition

CompuCom’s revenue is derived primarily from two sources – 1) product revenue, which includes the sale of desktop, networking, storage, and mobile computing products, as well as peripherals and software-related products and licenses and 2) services revenue, which includes application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, training, staff augmentation and services provided in support of certain manufacturers’ direct fulfillment initiatives.

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is probable. Generally for product sales, these criteria are met at the time of delivery to a common carrier. Provision is made at the time the related revenue is recognized for estimated product returns, which historically have been immaterial. Revenue from the sale of software licenses is generally recorded on a gross basis when the software license is delivered to the customer and all other criteria for revenue recognition have been met. Shipping and handling revenues are included in product revenues and costs are included in product costs. Revenue earned from services is recognized ratably over the contractual period or as services are performed. Revenue in excess of billings on service contracts is recorded as unbilled receivables. Billings in excess of revenue recognized on service contracts are recorded as deferred income until revenue recognition criteria are met.

Vendor Programs

CompuCom participates in certain manufacturers’ customer specific rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for the product and then claim a rebate from the manufacturer to reduce the final cost. These rebates are then passed on to the customer in the form of a reduced sales price. The amounts due from manufacturers under such customer specific rebate programs are recorded as a reduction to Accounts payable on the Consolidated Balance Sheets.

CompuCom participates in certain programs provided by various suppliers that enable it to earn volume incentives. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction of cost of sales when earned. The Company also receives vendor reimbursements that offset certain training, promotional and marketing costs incurred by the Company. These amounts are recorded as Receivables on the Consolidated Balance Sheets, and any amounts received in excess of the actual amounts incurred are recorded as a reduction of cost of sales.

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Financing Expenses, Net

Financing expenses consist of costs incurred on borrowings under CompuCom’s financing arrangements and discounts on the sale of receivables, net of interest earnings from investment of available cash.

Income Taxes

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

Earnings Per Common Share

Basic earnings per common share is based on net earnings after preferred stock dividend requirements, if any, and the weighted-average number of common shares outstanding during each year. Diluted earnings per common share assumes conversion of dilutive convertible securities into common stock at the later of the beginning of the year or date of issuance and includes the add-back of related interest expense and/or dividends, as required. Diluted earnings per common share also assumes the exercise of all options with an exercise price below the average market price of the Company’s stock, at the later of the beginning of the year or date of issuance, regardless of whether the options are vested or not.

Financial Instruments

CompuCom’s financial instruments, principally cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. As amounts outstanding under the Company’s credit agreements bear interest approximating current market rates, their carrying amounts approximate fair value.

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

Comprehensive Income

For all periods presented, CompuCom’s comprehensive income is equal to the net earnings shown on the Consolidated Statements of Operations.

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock-Based Compensation

CompuCom uses the intrinsic-value method as provided by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its various fixed stock option plans and its employee stock purchase plan (“ESPP”) and provides pro forma disclosures of the compensation expense determined under the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, CompuCom did not recognize compensation expense upon the issuance of its stock options because the option terms were fixed and the exercise price equaled the market price of CompuCom’s common stock on the date of grant.

The following table displays the effect on net earnings and earnings per share had the fair value method been applied during each period presented (in thousands, except per share data):

	2002	2001	2000
Net earnings as reported	$19,024	$6,661	$5,118
Stock-based compensation excluded from reported net earnings	2,041	2,029	2,008

Pro forma net earnings	$16,983	$4,632	$3,110

Basic earnings per share As reported	$.37	$.12	$.09
Pro forma	$.33	$.08	$.05

Diluted earnings per share As reported	$.35	$.12	$.09
Pro forma	$.31	$.08	$.05

The per share weighted-average fair value of stock options issued by the Company during 2002, 2001, and 2000 was $2.06, $1.56 and $2.21, respectively, on the dates of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used to determine the fair value of stock options granted:

	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	84%	83%	74%
Average expected option life	5 years	5 years	5 years
Risk-free interest rate	5.0%	4.0% to 5.1%	5.0% to 6.3%

The per share weighted-average fair value of associates’ purchase rights granted by the Company under the ESPP during 2002, 2001, and 2000 was $1.20, $0.72 and $0.57, respectively, using the Black-Scholes option-pricing model. The following weighted-average assumptions were used to determine the fair value of associates’ purchase rights granted:

	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	86%	83%	74%
Average expected option life	6 months	6 months	6 months
Risk-free interest rate	1.8%	3.8%	6.0%

Detailed information regarding CompuCom’s stock plans may be found in Footnote 12 to these Consolidated Financial Statements.

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Treasury Stock

Treasury stock transactions are accounted for using the cost method.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS No. 143 in fiscal year 2003. The Company does not expect the provisions of SFAS No. 143 to have a material effect on its financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. SFAS No. 146 is effective prospectively for exit or disposal activities initiated subsequent to December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material effect on its financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. CompuCom has implemented the transition and annual disclosure requirements as required by SFAS No. 148, which were effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for the first interim period beginning after December 15, 2002. CompuCom does not expect SFAS No. 148 to have a material effect on its financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. CompuCom has implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. CompuCom will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. CompuCom does not expect FIN 45 to have a material effect on its financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. CompuCom does not expect FIN 46 to have a material effect on its financial condition or results of operations.

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. CompuCom does not expect EITF Issue No. 00-21 to have a material effect on its financial condition or results of operations.

In January 2003, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 provides guidance regarding how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF Issue No. 02-16 will apply to vendor arrangements entered into after December 31, 2002, including modifications of existing arrangements. CompuCom does not expect EITF 02-16 to have a material effect on its financial condition or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)	Trade and Vendor Rebate Receivables

The following table summarizes the activity in the allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Receivables	Vendor Rebate Receivables
Balance, December 31, 1999	$5,095	$3,906
Provision for uncollectible receivables	2,800	1,384
Less charge-off’s	4,357	2,863

Balance, December 31, 2000	3,538	2,427
Provision for uncollectible receivables	—	975
Less charge-off’s	1,408	2,060

Balance, December 31, 2001	2,130	1,342
Provision for uncollectible receivables	150	1,453
Less charge-off’s	104	766

Balance, December 31, 2002	$2,176	$2,029

(3)	Inventories

Inventory is comprised of product inventory and service parts. At December 31, 2002 and 2001, total inventory was $27.7 million and $29.6 million, respectively. Product inventory was $25.6 million and $26.8 million at December 31, 2002 and 2001, respectively, and service parts inventory as of the same dates was $2.1 million and $2.8 million, respectively.

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)	Business Combinations

During 2001, CompuCom consummated four business combinations (collectively, “the 2001 acquisitions”). The 2001 acquisitions have been accounted for as purchase transactions. Accordingly, the consolidated financial statements reflect the operations of the acquired businesses from the respective dates of acquisition. The aggregate purchase price of the 2001 acquisitions, net of cash acquired, was approximately $121 million. CompuCom’s allocation of the aggregate purchase price for the 2001 acquisitions consisted of approximately $93 million to current assets, $1 million to non-current assets, $31 million to goodwill, $6 million to intangible assets with definite useful lives, and $10 million to current liabilities. CompuCom used available cash to finance the 2001 acquisitions. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, approximately $1.3 million of negative goodwill associated with the 2001 MicroAge Technology Services, L.L.C. acquisition was recognized in the Consolidated Statements of Operations in the first quarter of 2002 as a cumulative effect of a change in accounting principle.

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

(in thousands, except per share data)
2001

Revenue	$1,862,853

Net earnings	$6,878

Diluted earnings per share	$0.13

(5)	Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” CompuCom adopted the provisions of SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

The annual impairment tests are performed on a “reporting unit” basis. A reporting unit can be the same as an operating segment, unless discrete financial information is prepared and regularly reviewed by management at a “component” level, generally one level below the operating segment level. In this case, the component is the reporting unit. A fair value approach is used to test goodwill for impairment. Under the fair value approach, an impairment charge would be recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value.

CompuCom performed the required testing as of January 1, 2002, the required date of adoption of SFAS No. 142. This initial impairment testing was completed during the second quarter 2002. CompuCom also performed its annual impairment testing as of December 31, 2002. As a result of the goodwill impairment tests, no impairment losses were indicated.

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented (in thousands, except per share data):

	For the Years Ended December 31,
	2002	2001	2000
Impact on Statement of Operations:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$18,317	$6,661	$5,118
Add back goodwill amortization	—	3,219	3,613

Adjusted earnings before cumulative effect of a change in accounting principle for negative goodwill	18,317	9,880	8,731
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	707	—	—

Adjusted net earnings	$19,024	$9,880	$8,731

Impact on Basic Earnings Per Share:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$0.36	$0.12	$0.09
Add back goodwill amortization	—	0.07	0.07

Adjusted earnings before cumulative effect of a change in accounting principle for negative goodwill	0.36	0.19	0.16
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	0.01	—	—

Adjusted net earnings	$0.37	$0.19	$0.16

Impact on Fully Diluted Earnings Per Share:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$0.34	$0.12	$0.09
Add back goodwill amortization	—	0.07	0.07

Adjusted earnings before cumulative effect of a change in accounting principle for negative goodwill	0.34	0.19	0.16
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	0.01	—	—

Adjusted net earnings	$0.35	$0.19	$0.16

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of changes in the carrying amount of goodwill by segment for the year ended December 31, 2002 (in thousands):

	Product	Service	Unallocated	Total
Balance at December 31, 2001	$59,402	$41,494	$(1,253)	$99,643
Cumulative change in accounting principle for negative goodwill	—	—	1,253	1,253
Additions	—	1,357	—	1,357

Balance at December 31, 2002	$59,402	$42,851	$—	$102,253

In accordance with SFAS No. 142, approximately $1.3 million of negative goodwill associated with the 2001 MicroAge Technology Services, L.L.C. acquisition was recognized in the Consolidated Statements of Operations in 2002 as a cumulative effect of a change in accounting principle. Goodwill additions during the year ended December 31, 2002 resulted from adjustments to the preliminary purchase price allocations related to the 2001 acquisitions.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of CompuCom’s intangible assets with definite useful lives as of December 31, 2002 and 2001 (in thousands):

	Amortization Period	December 31, 2002
		Gross Carrying Value	Accumulated Amortization	Net
Customer-related	6 – 11 years	$15,467	$9,107	$6,360
Contract-related	24 – 36 months	2,840	1,382	1,458

Total		$18,307	$10,489	$7,818

	Amortization Period	December 31, 2001
		Gross Carrying Value	Accumulated Amortization	Net
Customer-related	6 – 11 years	$15,467	$6,690	$8,777
Contract-related	24 – 36 months	2,840	171	2,669

Total		$18,307	$6,861	$11,446

Amortization expense related to intangible assets with definite useful lives was $3.6 million and $2.2 million in 2002 and 2001, respectively. The following table provides estimated amortization expense related to intangible assets with definite useful lives for each of the years in the five year period ending December 31, 2007 (in thousands):

2003	$3,146
2004	2,494
2005	579
2006	246
2007 and thereafter	1,353

$7,818

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following table provides a summary rollforward by category of the activity in CompuCom’s restructuring accrual as of December 31, 2002 and 2001 (in thousands):

	Accrual at 12/31/2000	Cash Payments	Accrual at 12/31/2001	Cash Payments	Accrual at 12/31/2002
Lease termination costs	$2,480	$(619)	$1,861	$(558)	$1,303
Employee severance and related benefits	10	(10)	—	—	—

Total	$2,490	$(629)	$1,861	$(558)	$1,303

The $1.3 million and $1.9 million accrued at December 31, 2002 and 2001, respectively, are reflected in Accrued liabilities on the Consolidated Balance Sheets.

The amount accrued at December 31, 2002 for lease termination costs relates to seven remaining leases for former office sites that have not been terminated, two of which have not been sublet. The accrual represents the amount required to fulfill the Company’s obligations under signed lease contracts. Payments, net of proceeds derived from subleases, are charged against the accrual as incurred. The Company believes the restructuring accrual is adequate. Differences, if any, between the estimated amount accrued and the actual amounts paid will be reflected in operating expenses in future periods.

(7)	Segment Information

CompuCom defines its operations as two distinct businesses—1) product business (“product”), where revenue is primarily derived from the sale of desktop, networking, storage, and mobile computing products, as well as peripherals and software-related products and licenses and 2) service business (“service”), which includes revenue primarily derived from application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, training, staff augmentation, and services provided to support certain manufacturers’ direct fulfillment initiatives. CompuCom measures segment earnings as operating earnings, defined as income before restructuring charges, financing expenses and income taxes. All significant inter-segment activity has been eliminated. Total assets are the assets owned or allocated to each segment. Assets included in the “Other” column include all assets not specifically allocated to a segment. CompuCom’s equity interest in unconsolidated subsidiaries is reflected in the “Other” column for the years ended December 31, 2001 and 2000.

During the first quarter of 2002, CompuCom revised its segment measures for allocating operating expenses between segments. CompuCom believes the new segment measures provide better information for the chief operating decision maker to assess segment performance and make resource allocation decisions. This change resulted in a decrease of approximately $19.7 million for the year ended December 31, 2002 of allocated operating expenses to the product segment and a corresponding increase by the same amount to the services segment. In accordance with SFAS No. 131, prior period amounts have not been restated.

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2002

Operating Results	Product	Service	Other	Total
(in thousands)

Revenues	$1,269,126	$302,002	$—	$1,571,128
Gross margin	104,441	101,878	—	206,319
Operating earnings	11,904	18,848	—	30,752
Financing expenses, net				(477)

Earning before income taxes and cumulative effect of a change in accounting principle for negative goodwill				$30,275

Total assets	$147,391	$31,387	$266,080	$444,858

For the Year Ended December 31, 2001

Operating Results	Product	Service	Other	Total
(in thousands)

Revenues	$1,533,567	$281,937	$—	$1,815,504
Gross margin	144,150	99,847	—	243,997
Operating earnings (loss)	(11,703)	26,494	(381)	14,410
Financing expenses, net				(3,308)

Earnings before income taxes				$11,102

Total assets	$136,892	$32,619	$274,572	$444,083

For the Year Ended December 31, 2000

Operating Results	Product	Service	Other	Total
(in thousands)

Revenues	$2,439,106	$271,531	$—	$2,710,637
Gross margin	184,976	99,244	—	284,220
Operating earnings (loss) excluding restructuring charges	(5,408)	34,785	(1,142)	28,235
Restructuring charges				(5,417)
Financing expenses, net				(15,278)
Other income, net				990

Earnings before income taxes				$8,530

Total assets	$265,707	$36,996	$133,657	$436,360

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Financing Arrangements

CompuCom has financing arrangements which total $125 million, consisting of a $100 million receivable securitization (“Securitization”) and a $25 million working capital line of credit (“Revolver”). Consistent with its financing requirements, during 2002 CompuCom reduced the Securitization facility from $125 million to $100 million and the Revolver facility was reduced from $50 million to $25 million.

The Securitization’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The Securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable (“receivables”) to a consolidated, wholly-owned bankruptcy-remote special purpose subsidiary (the “SPS”). The risk that CompuCom bears from bad debt losses on trade receivables sold is addressed in its allowance for doubtful accounts. The SPS has sold and, subject to certain conditions, may from time to time sell an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. The sales are reflected as reductions of Receivables in the Consolidated Balance Sheets and are included in the net cash provided by operating activities in the Consolidated Statements of Cash Flows. The proceeds from the sale of receivables are used primarily to fund working capital requirements. CompuCom is retained as servicer of the receivables; however, the cost of servicing is not material. Discounts associated with the sale of receivables totaled $1.7 million, $5.5 million, and $12.6 million for 2002, 2001, and 2000, respectively, and are included in Financing expenses, net, in the Consolidated Statements of Operations. Amounts outstanding as sold receivables as of December 31, 2002 consisted of two certificates totaling $60 million. Within the context of the Securitization, each certificate is issued from a separate facility, each facility set at $50 million. One $50 million facility, with an October 2003 maturity date, has one certificate issued for $50 million. The other $50 million facility, which initially had an April 2002 maturity date, was renewed in October 2002 to a revised October 2005 maturity date and has one certificate issued for $10 million. The amount outstanding as sold receivables as of December 31, 2001 consisted of two certificates totaling $74 million, one certificate for $24 million with an April 2002 maturity date and one certificate for $50 million with an October 2003 maturity date. The weighted average designated short-term interest rate, inclusive of the spread, was 2.0% and 2.5% at December 31, 2002 and 2001, respectively.

The Revolver, which initially had a May 2002 maturity date but has been extended to a March 2003 maturity date, bears interest at a rate of LIBOR plus an agreed-upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects the Revolver to be renewed no later than its expiration in March 2003. Availability under the Revolver is subject to a borrowing base calculation. As of December 31, 2002, availability under the Revolver was $25 million. No amounts were outstanding under the Revolver as of December 31, 2002 and 2001. Terms of the Revolver limit the amounts available for capital expenditures and dividends. Both the Securitization and the Revolver require CompuCom to maintain compliance with selected financial covenants and ratios.

The weighted-average interest rate on borrowings was approximately 4.0%, 6.6% and 8.2%, in 2002, 2001 and 2000, respectively.

Interest income of $1.9 million, $4.1 million and $1.8 million was earned in 2002, 2001 and 2000, respectively, and is included in Financing expenses, net, on the Consolidated Statements of Operations.

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Accrued Liabilities

Accrued liabilities consist of the following as of December 31 (in thousands):

	2002	2001
Accrued payroll and payroll taxes	$23,397	$25,120
Accrued cost of software and licenses	21,942	35,412
Accrued sales tax payable	5,879	4,243
Deferred revenue	4,128	5,126
Other	15,769	18,697

Total	$71,115	$88,598

(10)	Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	2002	2001	2000
Current:
Federal	$10,398	$5,288	$3,707
State	885	593	391
Deferred, primarily federal	675	(1,440)	(686)

	$11,958	$4,441	$3,412

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rates of 35% in 2002 and 2001 and 34% in 2000 to earnings before income taxes and cumulative effect of a change in accounting principle for negative goodwill as a result of the following (in thousands):

	2002	2001	2000
Computed “expected” tax expense	10,596	3,886	2,900
State taxes, net of U.S. Federal income tax benefit	609	261	251
Other, net	753	294	261

Actual income tax provision	11,958	4,441	3,412

Effective tax rate	39.5%	40.0%	40.0%

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, are presented below (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss and credit carryforwards	$7,649	$7,674
Capital loss carryover	936	—
Inventories, principally due to additional costs inventoried for tax purposes	216	187
Accounts receivable, principally due to allowance for doubtful accounts	762	712
Deferred revenue	803	653
Restructuring accrual	456	651
Other accrued expenses	2,642	2,692

Deferred tax assets	13,464	12,569

Deferred tax liabilities:
Intangible assets	4,890	2,010
Accelerated depreciation	362	1,541
Section 481(a) adjustment	1,050	—
Other	2,139	3,320

Deferred tax liabilities	8,441	6,871

Net deferred tax asset	$5,023	$5,698

The net deferred tax assets of $5.0 million and $5.7 million at December 31, 2002 and 2001, respectively, are included in deferred income taxes of $3.8 million and $1.4 million, and other assets of $1.2 million and $4.3 million, respectively, on the Consolidated Balance Sheets as of the same dates.

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

(11)	Preferred Stock

CompuCom has authorized three million shares of Series B Cumulative Convertible Preferred Stock (“Series B Shares”), stated value $10, of which 1,500,000 are beneficially owned by Safeguard Scientifics, Inc. (“Safeguard”). The Series B Shares are convertible into shares of common stock based on a conversion price of $6.77 per share subject to anti-dilution adjustments. The Series B Shares are entitled to a 6% per annum cumulative dividend payable out of legally available funds. The Series B Shares are entitled to one vote for each share of common stock into which such Series B Shares may be converted, except that in the election of directors (as long as Safeguard owns at least 40% of CompuCom’s then outstanding voting securities, excluding the Series B Shares), the Series B Shares will be entitled to five votes for each share of common stock into which the Series B Shares may be converted.

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stock-Based Compensation

CompuCom maintains five stock option plans (“the Plans”) covering certain key employees and outside directors. The 1983 Stock Option Plan (“1983 Plan”) and the 1984 Non-Qualified Stock Option Plan (“1984 Plan”) expired by their terms in May 1993 and January 1994, respectively, and therefore no new grants can be awarded out of those plans. All eligible option grants have been made from the Stock Option Plan for Directors (“Directors Plan”), although not all options have been exercised. Under the Directors Plan, non-associate directors were initially granted 10,000 options upon election to the Board, with subsequent service grants awarded in accordance with formulas based upon years of service. CompuCom adopted a 1993 Stock Option Plan (“1993 Plan”) under which it may grant qualified or nonqualified stock options to eligible associates and non-associate directors. The 1993 Plan was amended in 1995, 1997, and 1999 to increase the number of shares available. To the extent allowable, all grants are incentive stock options. CompuCom adopted the 2000 Equity Compensation Plan (“2000 Plan”) under which it may grant stock options, stock appreciation rights, restricted stock and performance units to eligible associates, individuals to whom employment has been offered, non-associate directors and certain advisors of CompuCom. All options granted under the Plans to date have an exercise price equal to the market price of the Company’s common stock on the date of grant. Generally, options vest 20-25% each year and expire after 10 years under all Plans. At December 31, 2002, approximately 9.0 million shares of common stock were authorized for issuance under these stock option Plans.

In 1998, CompuCom created the CompuCom Systems, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP, as amended, provides eligible Company associates the opportunity to purchase common stock of the Company through accumulated payroll deductions. Participation in the ESPP is for periods of six months, beginning on January 1 and July 1 of each year. The first such period was July 1 (i.e., “the enrollment date”) through December 31, 1998 (i.e., “the exercise date”). The exercise price, as defined, for each six month period, is equal to the lower of 85% of the fair market value, as defined, of the Company’s common stock price on the enrollment date or the exercise date. For the six-month withholding periods from January 1 through June 30, 2000 and July 1 through December 31, 2000, associates purchased approximately 291,000 shares at an average price of $1.38 per share and approximately 241,000 shares at an average price of $1.09 per share, in June and December of 2000, respectively. For the six-month withholding periods from January 1 through June 30, 2001 and July 1 through December 31, 2001, associates purchased approximately 344,000 shares at an average price of $1.09 per share and approximately 195,000 shares at an average price of $1.92 per share, in June and December of 2001, respectively. For the six-month withholding periods from January 1 through June 30, 2002, and July 1 through December 31, 2002, associates purchased approximately 179,000 shares at an average price of $1.91 per share and approximately 102,000 shares at an average price of $3.35 per share, in June and December of 2002, respectively. Upon adoption of the ESPP, a total of 1.0 million shares were authorized for issuance. The number of shares authorized for issuance was increased by 1.0 million shares and 2.0 million shares in 2000 and 2002, respectively.

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock option activity under CompuCom’s plans is summarized below:

	2002		2001		2000
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
	(In thousands)		(In thousands)		(In thousands)
Outstanding at beginning of year	7,534	$3.14	6,426	$3.45	3,976	$3.78
Granted	103	2.92	2,798	2.27	4,143	3.39
Exercised	(654)	2.75	(52)	2.21	(316)	3.13
Canceled	(532)	2.94	(1,638)	2.90	(1,377)	4.29

Outstanding at end of year	6,451	$3.19	7,534	$3.14	6,426	$3.45

Options exercisable at year-end	3,152	$3.54	2,322	$3.67	1,188	$3.82

Shares available for future grant	2,511		2,082		3,242

The following summarizes information about the Company’s stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(In thousands)	(years)		(In thousands)
$1.53—$2.13	1,096	7.9	$2.04	383	$2.06
2.19—2.19	1,370	8.3	2.19	279	2.19
2.50— 3.14	564	8.3	2.94	89	3.00
3.19—3.19	1,520	5.9	3.19	1,269	3.19
3.25—12.50	1,901	6.5	4.66	1,132	4.82
$1.53 – $12.50	6,451	7.2	$3.19	3,152	$3.54

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)	Related Party Transactions

Prior to 2000, CompuCom made loans to three individuals, each of which was an officer and director of the Company. Each of the loans was evidenced by a term note receivable, bearing interest at prevailing market rates at the time of the loan. Each of the loans was used primarily to purchase shares of the Company’s stock or to exercise stock options. The aggregate amount of these loans was approximately $5.3 million. During 2000 and 2001 the individuals transferred 685,635 and 745,890 shares, respectively, of the Company’s common stock to the Company in satisfaction of the notes receivable plus accrued interest. As a result, CompuCom recorded non-cash equity transactions of approximately $3.2 million and $2.4 million during 2000 and 2001, respectively. In June 2002, all of the 1,431,525 shares were formally retired. All of the officers are no longer employed by the Company.

CompuCom has transactions in the normal course of business with Safeguard or companies affiliated with Safeguard. CompuCom recorded total revenues of approximately $0.2 million, $0.8 million, and $4.2 million in 2002, 2001, and 2000, respectively, with Safeguard and companies affiliated with Safeguard. As of December 31, 2002, Safeguard owned approximately 50% of CompuCom’s outstanding common stock. Under a contractual agreement, CompuCom historically paid Safeguard a fee for providing certain administrative, legal and financial services. Effective April 1, 2000, that agreement was mutually terminated. General and administrative expenses include charges from Safeguard pertaining to the terminated arrangement of $150,000 in 2000. In addition, CompuCom incurred consulting-related expenses of approximately $0.1 million in 2002, $0.1 million in 2001, and $1.1 million in 2000, respectively, with affiliates of Safeguard.

In July 2001, CompuCom purchased certain assets and assumed certain liabilities of Excell Data Corporation (“Excell”) for approximately $27 million in cash, pursuant to the terms of the Asset Purchase Agreement entered into by and among CompuCom, Excell and Cambridge Technology Partners, Inc. (“Cambridge”), the parent of Excell. At the time of the acquisition, Safeguard held a 16.5% equity ownership interest in Cambridge.

In September 1999, CompuCom made a minority equity investment of $2.0 million in OPUS360 Corporation (“OPUS”). At the time of the investment, Safeguard held an approximate eight percent equity ownership interest in OPUS. In April 2000, CompuCom participated in the initial public offering of OPUS, recognizing a pretax gain of approximately $2.0 million from the sale of a portion of its investment in OPUS. In December 2000, CompuCom recorded a $1.0 million impairment charge for its investment in OPUS as such investment was judged to have experienced an other than temporary decline in value. Both the sale and impairment charge are reflected in Other income, net on the Company’s Consolidated Statements of Operations for the year ended December 31, 2000. During 2001, the Company recorded a $0.1 million impairment charge for its remaining investment in OPUS as such investment was judged to have experienced an other than temporary decline in value.

(14)	Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per common share have been computed based on net earnings after preferred stock dividend requirements and the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes conversion of dilutive convertible securities into common stock at the later of the beginning of the period or date of issuance and includes the add-back of related dividends, as required. Diluted earnings per common share also assumes the exercise of all options with an exercise price below the average market price of the Company’s stock, at the later of the beginning of the period or date of issuance, regardless of whether the options are vested or not. Earnings per common share have been computed as follows (in thousands, except per share data):

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Year ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	EPS

Earnings before cumulative effect of a change in accounting principle for negative goodwill	$18,317
Less: Preferred stock dividends	(900)

Basic EPS
Earnings available to common stockholders before cumulative effect of a change in accounting principle for negative goodwill	17,417	48,647	$.36

Effect of dilutive securities
Stock options	—	2,007

Diluted EPS
Income available + assumed conversions	$17,417	50,654	$.34

	Year ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	EPS

Net earnings	$6,661
Less: Preferred stock dividends	(900)

Basic EPS
Income available to common shareholders	5,761	48,034	$.12

Effect of dilutive securities
Stock options	—	411

Diluted EPS
Income available + assumed conversions	$5,761	48,445	$.12

	Year ended December 31, 2000
	Income (Numerator)	Shares (Denominator)	EPS

Net earnings	$5,118
Less: Preferred stock dividends	(900)

Basic EPS
Income available to common shareholders	4,218	48,703	$.09

Effect of dilutive securities
Stock options	—	234

Diluted EPS
Income available + assumed conversions	$4,218	48,937	$.09

CompuCom has excluded from its calculations of diluted earnings per share 4,059,382 shares in 2002, 6,844,414 shares in 2001, and 7,179,193 shares in 2000, as they are considered anti-dilutive.

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)	Leases

CompuCom has noncancelable operating leases for facilities and equipment, which expire at various dates from 2002 to 2006, with the exception of the operating lease on CompuCom’s headquarters facility, which expires in 2019. Total rental expense for operating leases was $10.0 million, $9.3 million, and $12.1 million in 2002, 2001, and 2000, respectively. Future minimum lease payments under noncancelable operating leases as of December 31, 2002 are as follows (in thousands):

2003	$9,129
2004	6,850
2005	5,251
2006	4,494
2007	4,224
2008 and thereafter	47,521

$77,469

(16)	Savings Plan

CompuCom has a defined contribution plan (401(k) Matched Savings Plan) (“the Plan”) which covers substantially all associates. The Plan allows associates to participate in the Plan on the first day of employment and contribute up to 15% of eligible compensation. After six months of qualifying service by the participant, CompuCom matches 50% of each participant’s qualifying contributions up to 4% of compensation, and an additional 25% of the next 2% of the participant’s qualifying contributions. Amounts expensed relating to the Plan were $2.2 million, $1.8 million, and $2.3 million in 2002, 2001, and 2000, respectively.

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2002
Revenue:
Product	$259,269	$350,290	$333,081	$326,486
Service	67,679	75,868	81,008	77,447

Total revenue	326,948	426,158	414,089	403,933
Gross margin:
Product	26,731	26,279	26,126	25,305
Service	23,548	27,975	26,434	23,921

Total gross margin	50,279	54,254	52,560	49,226
Earnings before cumulative effect of a change in accounting principle for negative goodwill	2,650	4,719	5,457	5,491

Net earnings	$3,357	$4,719	$5,457	$5,491

Earnings before cumulative effect of a change in accounting principle for negative goodwill per common share:
Basic	0.05	0.09	0.11	0.11
Diluted	0.05	0.09	0.10	0.10

Earnings per common share:
Basic	0.06	0.09	0.11	0.11
Diluted	0.06	0.09	0.10	0.10

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2001
Revenue:
Product	$482,361	$419,718	$332,877	$298,611
Service	71,927	68,991	71,883	69,136

Total revenue	554,288	488,709	404,760	367,747
Gross margin:
Product	42,090	37,894	33,085	31,081
Service	23,593	25,581	26,245	24,428

Total gross margin	65,683	63,475	59,330	55,509

Net earnings	$1,773	$2,065	$1,162	$1,661

Earnings per common share:
Basic	0.03	0.04	0.02	0.03
Diluted	0.03	0.04	0.02	0.03

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Contingencies

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

CompuCom is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, these matters are not material.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

2(a)	Purchase Agreement, dated as of December 22, 2000, by and between CompuCom Systems, Inc., MicroAge Technology Services, L.L.C. and MicroAge, Inc. (19) (Exhibit 2.1)

3(a)	Restated Certificate of Incorporation of CompuCom Systems, Inc. (24) (Exhibit 3(a))

3(b)	Bylaws of CompuCom Systems, Inc., revised April 1, 1991 (4) (Exhibit 3(c))

4(a)	Form of Stock Certificate evidencing Common Stock, $.01 par value, of CompuCom Systems, Inc. (2) (Exhibit 4(b))

4(b)**	CompuCom Systems, Inc. 1983 Stock Option Plan, as amended (5) (Exhibit 4(k))

4(c)**	CompuCom Systems, Inc. 1993 Stock Option Plan, as amended (14) (Exhibit A)

4(d)**	CompuCom Systems, Inc. 1984 Non-Qualified Stock Option Plan, as amended (3) (Exhibit 4(g))

4(e)**	CompuCom Systems, Inc. Stock Option Plan for Directors (10) (Exhibit 4(g))

4(f)**	Stock Option Agreement dated July 21, 1995 between CompuCom Systems, Inc. and Delbert W. Johnson (10) (Exhibit 4(i))

4(g)**	CompuCom Systems, Inc. Employee Stock Purchase Plan (16) (Appendix A)

4(h)	Form of Stock Certificate evidencing Series B Cumulative Convertible Preferred Stock, $.01 par value, of CompuCom Systems, Inc. (9) (Exhibit 4(h))

4(i)**	CompuCom Systems, Inc. 2000 Equity Compensation Plan (20) (Exhibit A)

4(j)**	CompuCom Systems, Inc. Amended and Restated Employee Stock Purchase Plan (21) (Exhibit B)

10(a)**	CompuCom Systems, Inc. 401(k) Matched Savings Plan, as amended and restated effective January 1, 1989 (7) (Exhibit 10(a))

10(b)**	Amendment 1996-1 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective May 1, 1996 (11) (Exhibit 10.9)

10(c)**	Amendment No. 1 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective January 1, 1998 (exhibits omitted) (17) (Exhibit 10.1)

10(d)**	Amendment No. 2 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective January 26, 1998 (exhibits omitted) (17) (Exhibit 10.2)

10(e)**	Amendment Three to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective May 28, 1999 (22) (Exhibit 10.E)

10(f)**	Amendment Four to CompuCom Systems, Inc. 401(k) Matched Savings Plan, dated July 29, 1999, with attached Appendix A (22) (Exhibit 10.F)

10(g)**	Amendment Five to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective December 30, 1999 (22) (Exhibit 10.G)

10	(h)

CompuCom Receivables Master Trust I Pooling and Servicing Agreement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, between Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc. (22) (Exhibit 10(J))

10	(i)

CompuCom Receivables Master Trust I Pooling and Servicing Agreement 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, among PNC Bank, National Association, Market Street Capital Corporation, Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc. (22) (Exhibit 10(K))

10	(j)	Inventory and Working Capital Financing Agreement, dated as of May 11, 1999, between IBM Credit Corporation and CompuCom Systems, Inc. (18) (Exhibit 10.3)

10	(k)	Attachment A to Inventory and Working Capital Financing Agreement dated May 11, 1999 (18) (Exhibit 10.4)

10	(l)	Receivables Contribution and Sale Agreement dated May 7, 1999 between CompuCom Systems, Inc. and CSI Funding, Inc. (22) (Exhibit 10(N))

10	(m)	Business Partner Agreement, dated September 15, 1994, between IBM Corporation and CompuCom Systems, Inc., with Dealer Profile, Remarketer General Terms, and attachments (9) (Exhibit 10(n))

10	(n)

IBM Corporation Remarketer Announcement, dated March 13, 1996, modifying its Business Partner Agreement with CompuCom Systems, Inc. to automatically extend its term for an additional 12 months upon its expiration (13) (Exhibit 10(r))

10	(o)	U.S. Reseller Agreement, dated January 23, 1993, between Compaq Computer Corporation and CompuCom Systems, Inc. (7) (Exhibit 10(l))

10	(p)	Software License Agreement, dated January 15, 1998, between Compaq Computer Corporation and CompuCom Systems, Inc. (15) (Exhibit 10(bb))

10	(q)	U.S. Reseller Agreement, dated March 1, 1996, between Hewlett-Packard Company and CompuCom Systems, Inc. (11) (Exhibit 10.8)

10	(r)	U.S. Agreement for Authorized Solutions Direct Resellers, dated August 12, 1999 between Hewlett-Packard Company and CompuCom Systems, Inc. (22) (Exhibit 10.Y)

10	(s)	Lease dated May 16, 1996, between CompuCom Systems, Inc. and The Riggs National Bank of Washington, D.C. for premises at 1225 Forest Parkway, Paulsboro, New Jersey (12) (Exhibit 10.8)

10	(t)

Lease Agreement dated September 27, 1999, between CompuCom Systems, Inc. and Riggs & Company, a division of Riggs Bank N.A., for premises at 1245 Forest Parkway, Paulsboro, New Jersey (22) (Exhibit 10.BB)

10	(u)

Industrial Lease Agreement, dated February 11, 1999, between Dames & Moore / Brookhill Durham I, LLC, as lessor, and CompuCom Systems, Inc., as lessee, for premises at 2910 Weck Drive, Durham, North Carolina (22) (Exhibit 10.CC)

10	(v)	Modification of Lease, dated October 1, 1999, between DMB Durham I, LLC, for premises at 2910 Weck Drive, Durham, North Carolina (22) (Exhibit 10.DD)

10	(w)

Special Warranty Deed dated as of March 31, 1999, from CompuCom Systems, Inc., as grantor, to Delaware Comp LLC, as grantee, for property located at 7171 Forest Lane, Dallas, Texas (22) (Exhibit 10.II)

10	(x)

Lease Agreement dated as of March 31, 1999, between CompuCom Systems, Inc., as tenant, and Delaware Comp LLC, as landlord, for premises located at 7171 Forest Lane, Dallas, Texas, including Exhibit D – Basic Rent Payments (22) (Exhibit 10.JJ)

10	(y)**	Executive Employment Agreement, dated July 17, 2002, between J. Edward Coleman and CompuCom Systems, Inc. (8) (Exhibit 10.1)

10	(z)**	Executive Employment Agreement, dated July 17, 2002, between M. Lazane Smith and CompuCom Systems, Inc. (8) (Exhibit 10.2)

10	(aa)

Series 2000-1 Supplement, among CSI Funding, Inc., as the Transferor, CompuCom Systems, Inc., as Servicer, Lloyds TSB Bank PLC, as Initial Series 2000-1 Certificateholder, and Wells Fargo, as Trustee on behalf of the Certificateholders, dated as of October 2, 2000 (1) (Exhibit 10(zz))

10	(bb)	Second Amendment to Inventory and Working Capital Financing Agreement dated as of July 1, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation (1) (Exhibit 10(ac))

10	(cc)	Third Amendment to Inventory and Working Capital Financing Agreement dated as of October 31, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation (1) (Exhibit 10(ad))

10	(dd)	Fourth Amendment to Inventory and Working Capital Financing Agreement dated as of January 10, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation (1) (Exhibit 10(ae))

10	(ee)**	Executive Employment Agreement, dated March 13, 2000, between Anthony F. Pellegrini and CompuCom Systems, Inc. (23) (Exhibit 10.1)

10	(ff)

Amendment Number 1, dated as of May 17, 2001 to the Series 2000-1 Supplement, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., Lloyds TSB Bank PLC and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (6) Exhibit 10.1)

10	(gg)

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

10	(hh)	Fifth Amendment to Inventory and Working Capital Financing Agreement dated as of September 30, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation (24) (Exhibit 10(ah))

10	(ii)**	Executive Employment Agreement, dated July 17, 2002, between David A. Loeser and CompuCom Systems, Inc. (8) (Exhibit 10.3)

10	(jj)**	Executive Employment Agreement, dated July 17, 2002, between John F. McKenna and CompuCom Systems, Inc. (8) (Exhibit 10.4)

10	(kk)	First Amendment to Inventory and Working Capital Financing Agreement dated as of July 28, 1999 by and between CompuCom Systems, Inc. and IBM Credit Corporation (1) (Exhibit 10(ab))

10	(ll)

Amendment Number 3, dated as of March 7, 2002 and effective as of December 31, 2001 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended by Amendment Number 1 to the Series 1999-1 Supplement, dated as of October 2, 2000, and as further amended by Amendment Number 2 to the Series 1999-1 Supplement, dated as of May 17, 2001, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) *

10(mm)

Amendment Number 4, dated as of October 11, 2002 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) *

10(nn)

Amendment Number 5, dated as of October 31, 2002 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) *

10(oo)	CompuCom Systems, Inc. Second Amended and Restated Employee Stock Purchase Plan (25) (Exhibit 4.1)

21	List of Subsidiaries *

23	Consent of KPMG LLP *

99(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

**

These exhibits relate to management contracts or to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate, required to be filed as exhibits to this Form 10-K.

(1)	Filed on March 26, 2001 as an exhibit to the Annual Report on Form 10-K (No. 000-14371) incorporated herein by reference.

(2)	Filed on April 2, 1990 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.

(3)	Filed on March 29, 1991 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.

(4)	Filed on March 30, 1992 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.

(5)	Filed on March 31, 1993 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.

(6)	Filed on August 14, 2001 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.

(7)	Filed on March 31, 1994 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.

(8)	Filed on November 14, 2002 as an exhibit to the Quarterly Report on Form 10-Q (No. 000-14371) and incorporated herein by reference.

(9)	Filed on March 31, 1995 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.

(10)	Filed on October 10, 1995 as an exhibit to the Registration Statement on Form S-8 (No. 33-63309) and incorporated herein by reference.

(11)	Filed on May 13, 1996 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.

(12)	Filed on November 12, 1996 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.

(13)	Filed on March 31, 1997 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.

(14)	Filed on April 9, 1997 as an exhibit to the 1997 Annual Meeting Proxy Statement and incorporated herein by reference.

(15)	Filed on March 31, 1998 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.

(16)	Filed on April 7, 1998 as an exhibit to the 1998 Annual Meeting Proxy Statement and incorporated herein by reference.

(17)	Filed on May 14, 1998 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.

(18)	Filed on August 16, 1999 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.

(19)	Filed on January 24, 2001 as an exhibit to the Current Report on Form 8-K (No. 000-14371) and incorporated herein by reference.

(20)	Filed on April 19, 2000 as Exhibit A to the Company’s Definitive Revised Proxy Statement (No. 000-14371) and incorporated herein by reference.

(21)	Filed on April 19, 2000 as Exhibit B to the Company’s Definitive Revised Proxy Statement (No. 000-14371) and incorporated herein by reference.

(22)	Filed on February 28, 2000 as an exhibit to the Annual Report on Form 10-K (No. 000-14371) and incorporated herein by reference.

(23)	Filed on May 15, 2000 as an exhibit to the Quarterly Report on Form 10-Q (No.000-14371) and incorporated herein by reference.

(24)	Filed on March 14, 2002, as an exhibit to the Annual Report on Form 10-K (No. 000-14371) and incorporated herein by reference.

(25)	Filed on June 27, 2002, as an exhibit to the Registration Statement on Form S-8 (No. 333-91350) and incorporated herein by reference.