Form 10-K/A
period 2002-12-31
COMPUCOM SYSTEMS INC
filed 2003-04-30
CIK 736291

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

The number of shares of the Registrant’s Common Stock outstanding as of April 17, 2003 was 49,332,848 shares.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Explanatory Note

CompuCom Systems, Inc. hereby amends and restates in its entirety Items 10, 11, 12, and 13 (Part III) of CompuCom’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 21, 2003. For convenience, the Form 10-K is being restated in its entirety. CompuCom files periodic reports with the Securities and Exchange Commission. These reports can be obtained, free of charge, at the Company’s web site at www.compucom.com.

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

Control by Safeguard Scientifics, Inc.

Safeguard Scientifics, Inc. (“Safeguard”) beneficially owns approximately 50% of CompuCom’s outstanding common stock and 1.5 million shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of common stock at a rate of $6.77 per share, subject to anti-dilution adjustments. Generally, the shares of Series B Preferred Stock are entitled to one vote for each share of common stock into which such shares may be converted. However, with respect to the election of CompuCom’s Board of Directors, as long as Safeguard owns at least 40% of CompuCom’s outstanding voting securities, the shares of Series B Preferred Stock are entitled to five votes for each share of common stock into which such shares of Series B Preferred Stock may be converted.

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

Management of Growth and Future Acquisitions

CompuCom’s goal is to increase the scale of its operations through internal growth and through the acquisition of other businesses. Consequently, CompuCom may experience periods of rapid growth with significantly increased staffing requirements. CompuCom’s ability to maintain and manage its growth effectively will require it to continue to improve its management information system capabilities, processes, and operational and financial systems and controls. In order to effectively manage growth through acquisition, it will be necessary for CompuCom to integrate the operations of acquired businesses in a timely and orderly manner, as well as to attract, train, motivate and retain key management and other personnel. Acquisitions involve a number of special risks, including integrating the acquired business into CompuCom’s operations, the potential loss of key employees of acquired businesses, accurate valuation of acquired businesses, incurrence of additional debt to finance acquisitions and the financial impact of goodwill and other intangibles impairment. Although CompuCom has no definite plans to acquire any particular business, it may issue CompuCom common stock to consummate certain acquisitions in the future that may cause dilution to current stockholders. In addition, CompuCom is in the process of expanding its focus to emphasize growth in the services business. There can be no assurance that CompuCom will be successful in these endeavors, and the failure to do so could adversely impact CompuCom’s financial position and results of operations.

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

Allowance for Doubtful Accounts. CompuCom’s allowance for doubtful accounts relate to trade and vendor rebate receivables. CompuCom generates trade receivables from product and service sales to its clients. CompuCom generates vendor rebate receivables from its participation in certain manufacturers’ customer specific rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for the product and then claim a rebate from the manufacturer to reduce the final cost. These rebates are then passed on to the customer in the form of a reduced sales price. The collection of these rebates can take an extended period of time. Due to these vendor rebate programs, CompuCom’s initial cost of the product is often higher than the sales price CompuCom can obtain from its clients. The amounts due from manufacturers under such customer specific rebate programs are recorded as a reduction to Accounts payable on the Consolidated Balance Sheets.Footnote 2 of the Notes to Consolidated Financial Statements summarizes the activity in these accounts. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. When evaluating the adequacy of the allowance for doubtful accounts, the Company specifically analyzes trade and vendor rebate receivables, and analyzes historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends, changes in customer payment terms and the complexities of vendor-mandated program requirements. If the financial condition of the Company’s customers or vendors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should the Company determine that it would be able to realize more of its receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

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

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10 Directors and Executive Officers of the Registrant

The directors and executive officers of CompuCom as of April 17, 2003 are as follows:

Name	Age	Position

J. Edward Coleman(1)	51	Chairman, President, Chief Executive Officer and Director

M. Lazane Smith(2)	48	Senior Vice President, Finance, Chief Financial Officer, Secretary and Director

Anthony F. Pellegrini(3)	60	Senior Vice President, Sales

David A. Loeser(4)	48	Senior Vice President, Human Resources

John F. McKenna(5)	39	Senior Vice President, Services

Anthony L. Craig(6)	57	Director

Michael J. Emmi(7)	61	Director

Richard F. Ford(8)	66	Director

Edwin L. Harper(9)	61	Director

Delbert W. Johnson(10)	64	Director

John D. Loewenberg(11)	62	Director

Warren V. Musser(12)	76	Director

Anthony J. Paoni(13)	58	Director

Edward N. Patrone(14)	68	Director

(1)	Mr. Coleman was hired as Chief Executive Officer on December 1, 1999, was elected to the Board of Directors in February 2000, was named President in July 2000, and was elected Chairman of the Board of Directors in October 2001. Prior to joining CompuCom, he served as Business Development Executive and Director of Marketing for Computer Sciences Corporation (“CSC”) from March 1995 to December 1999. From 1993 until joining CSC, Mr. Coleman was Executive Vice President of McCollister’s Technical Services, Inc. (“McCollister’s”). Prior to joining McCollister’s, he spent 17 years with IBM Corporation, including five years with IBM Credit Corporation serving as Vice President and General Manager of Channel Financing. Mr. Coleman is a director of Red Oak Software, Inc.
(2)	Ms. Smith has held the position of Senior Vice President, Finance and Chief Financial Officer since February 1997. Ms. Smith joined the Company in 1993 as Corporate Controller and was promoted to Vice President, Finance and Corporate Controller in 1994. She was elected to the Board of Directors and Secretary in February 2001. Ms. Smith is a director of Global Imaging Corp.
(3)	Mr. Pellegrini joined the Company as Senior Vice President, Sales in March 2000. Prior to joining CompuCom, he spent two years with CSC as Director of Business Development. Prior to CSC he spent 11 years with Digital Equipment Corporation, serving as an Account Manager, Account Vice President, and then Vice President of Outsourcing Services.
(4)	Mr. Loeser joined CompuCom in April 1999 as Senior Vice President of Human Resources. Prior to joining CompuCom, he served as Senior Vice President of Human Resources for Quaker State, Inc. from 1996 to 1998. From 1994 to 1996, Mr. Loeser held the position of Senior Vice President of Human Resources with Continental Airlines. Mr. Loeser is a director of People Solutions, Inc.

(5)	Mr. McKenna joined the Company in January 1999 as Vice President, Managed Desktop Services and was promoted to Senior Vice President, Services in September 1999. Prior to joining CompuCom, he served as Senior Vice President Services for Oracle Corp. during 1998. From 1995 to 1998, Mr. McKenna served as a partner with Deloitte Consulting.
(6)	Mr. Craig has been a director of CompuCom since 2002. He became President, Chief Executive Officer and director of Safeguard in October 2001. Before joining Safeguard, Mr. Craig was Chief Executive Officer from January 1999 to October 2001 and remains Chairman of Arbinet Holdings, Inc., a leading online trading exchange for the telecommunications industry. Before Arbinet, he served as President and Chief Executive Officer of Global Knowledge Network, a premier provider of technology learning services, from January 1997 to February 1999. Mr. Craig is a director of Sotas, Inc.
(7)	Mr. Emmi has been a director of CompuCom since 1994. He was Chairman of the Board, President and Chief Executive Officer of Systems & Computer Technology Corporation, a provider of computer software and services, from May 1985 through 2001. He currently is the founder and Chief Executive Officer of IPR International. Mr. Emmi is a director of CDI Corp.
(8)	Mr. Ford has been a director of CompuCom since 1991. He is a Managing General Partner of the management companies which act as a general partner of Gateway Mid-America Partners, L.P., Gateway Venture Partners II, L.P., Gateway Venture Partners III, L.P. and Gateway Partners, L.P., private venture capital funds formed in 1984, 1987, 1990 and 1995, respectively. Mr. Ford is a director of Stifel Financial Corporation, D&K Healthcare Resources, Inc. and TALX Corporation.
(9)	Mr. Harper has been a director of CompuCom since 2000. He is Senior Vice President for Public Affairs and Government Relations for Fortis, Inc. From 1998 through July 2001, he served as Executive Vice President, Chief Financial Officer, and Chief of Operations and Information Technology for Fortis subsidiaries.
(10)	Mr. Johnson has been a director of CompuCom since 1995. He served as Chairman of the Board and Chief Executive Officer of Pioneer Metal Finishing, Inc., a former division of Safeguard, until October 1997. Mr. Johnson is a director of U.S. Bancorp.
(11)	Mr. Loewenberg has been a director of CompuCom since 1995. He has been the Managing Partner of JDL Enterprises, a consulting firm, since March 1996. From May 1995 through March 1996, Mr. Loewenberg served as Executive Vice President and Chief Administrative Officer of Connecticut Mutual, a life insurance company. Mr. Loewenberg is a director of Sanchez Computer Associates, Inc., DiamondCluster International, Inc., DocuCorp International, Inc. and Applix, Inc.
(12)	Mr. Musser has been a director of CompuCom since 1984. He is the Managing Director of The Musser Group, a financial consulting company. Mr. Musser served as Chairman and Chief Executive Officer of Safeguard Scientifics, Inc. from 1953 until April 2001. Mr. Musser is a director of Internet Capital Group, Inc., Chairman of Telkonet, Inc., Managing Director of Intrepid Capital Partners and Vice Chairman of Nutri/System, Inc. Mr. Musser serves on a variety of civic, educational and charitable boards of directors, and serves as chairman of the National Center for the American Revolution, Co-Chairman of The Eastern Technology Council, and Chairman of Economics PA.
(13)	Mr. Paoni has been a director of CompuCom since 1999. Since April 2001, Mr. Paoni has been Vice Chairman and Partner of DiamondCluster International, Inc. Mr. Paoni is a professor of technology and E-Commerce at the Kellogg Graduate School of Management. Before 1996, Mr. Paoni spent 28 years in the information technology industry, most recently as the Chief Executive Officer of Eolas, Inc., an Internet software company. Mr. Paoni manages the Kellogg Technology Speaker Series and is co-author of two books entitled “Kellogg on Technology” and “TechVenture”. Mr. Paoni was a strategic advisor to the US Navy for the CVX nuclear carrier program and is a director of US Freightways Corporation.
(14)	Mr. Patrone, retired, has been a director of CompuCom since 1991. He was a senior consultant to Alco Standard Corporation, a national distributor of paper and office products, from 1991 to 1997. From 1988 through 1991, he was President and Chief Executive Officer of Paper Corporation of America. He is a director of Global Imaging Corp.

Section 16(a) Beneficial Ownership Reporting Compliance

Item 405 of Regulation S-K requires that we disclose late filings of reports of stock ownership by our directors and executive officers. To the best of our knowledge, there were no late filings during 2002.

Item 11 Executive Compensation

Summary Compensation Table

The following table is a summary for fiscal years 2000, 2001 and 2002 of certain information concerning the compensation paid or accrued by CompuCom to the chief executive officer and to the four most highly compensated executive officers other than the chief executive officer who were serving as executive officers at December 31, 2002 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Annual Compensation		Long-Term Compensation	All Other Compensation (1)
Awards
		Salary	Bonus	Securities Underlying Options/SARs(#)
J. Edward Coleman, President and Chief Executive Officer	2002 2001 2000	$535,000 535,000 535,090	$963,000 642,000 642,000	-0- 200,000 200,000	$6,679 3,825 4,630

M. Lazane Smith, Senior Vice President, Finance and Chief Financial Officer	2002 2001 2000	$350,000 350,000 294,705	$525,000 350,000 294,615	-0- 125,000 150,000	$5,806 3,750 3,750

John F. McKenna, Senior Vice President, Services	2002 2001 2000	$250,000 226,923 200,090	$275,000 226,923 200,000	-0- 100,000 150,000	$5,868 0 0

David A. Loeser, Senior Vice President, Human Resources	2002 2001 2000	$210,000 205,385 200,000	$315,000 205,385 200,000	-0- 100,000 150,000	$7,111 4,202 4,375

Anthony F. Pellegrini, Senior Vice President, Sales	2002 2001 2000	$210,000 205,385 153,888	$283,500 205,385 203,846	-0- 100,000 150,000	$4,375 4,202 63,288

Notes to Annual Compensation Table:

(1)	For 2002, all other compensation includes the following:

Name	Company Match Defined Contribution Plan	Term Life Insurance
J. Edward Coleman	$4,725	$1,954
M. Lazane Smith	3,750	2,056
John F. McKenna	4,725	1,143
David A. Loeser	4,375	2,736
Anthony F. Pellegrini	4,375	0

2002 Stock Option Grants

The Compensation Committee did not grant stock options to any of the Named Executive Officers during 2002.

2002 Stock Option Exercises and Year-End Stock Option Values

The following table sets forth information concerning aggregated stock option exercises during the year ended December 31, 2002, and the number and value of unexercised options held by each of the Named Executive Officers at December 31, 2002.

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number Of Securities Underlying Unexercised Options/SARs At Fiscal Year-End(#)		Value Of Unexercised In-The-Money Options/SARs At Fiscal Year-End($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
J. Edward Coleman	20,000	$69,500	700,000	450,000	$1,600,675	$1,114,750
M. Lazane Smith	12,000	34,410	384,250	178,750	654,480	466,375
John F. McKenna	-0-	-0-	175,000	175,000	323,875	433,125
David A. Loeser	-0-	-0-	175,000	175,000	403,563	459,688
Anthony F. Pellegrini	-0-	-0-	100,000	150,000	296,095	467,095

(1)	Value is calculated using the difference between the option exercise price and the year-end stock price, multiplied by the number of shares subject to the option. The year-end stock price used was $5.61 for each share of CompuCom common stock.

Compensation of the Board of Directors

Annual and Meeting Attendance Fees:

Directors who are executive officers of Safeguard or employees of CompuCom receive no additional compensation other than their normal salary for serving on the board or its committees. Non-employee directors receive a quarterly retainer of $6,250 and reimbursement of out-of-pocket expenses. The Board of Directors from time to time also may appoint temporary committees to perform special services for or on behalf of the Board of Directors. Directors that serve on these committees may receive additional compensation, at the election of the Board of Directors, based on the scope and nature of the services provided by members of those committees. CompuCom made no such payments during 2002.

Stock Options:

Directors who are not executive officers of Safeguard or employees of CompuCom receive:

•	a stock option to purchase 10,000 shares of CompuCom’s common stock upon initial election to the board, and

•	service grants, upon the determination of the compensation committee

Directors’ options have a ten-year term and vest 25% each year starting on the first anniversary of the grant date. The exercise price is equal to the market price of a share of CompuCom stock on the grant date.

Employment Contracts

        J. Edward Coleman entered into an amended agreement (“Agreement”) with CompuCom that provides for his employment as an executive officer until the employment relationship is terminated under certain conditions, at a minimum monthly salary of $44,583. Mr. Coleman is also entitled to participate in CompuCom’s Management Incentive Compensation Plan (“MICP”) at a rate of 120% of base salary. CompuCom will purchase and maintain for Mr. Coleman’s benefit a guaranteed renewable term life insurance policy having a death benefit of three times annual base salary up to $800,000. If Mr. Coleman is incapacitated by accident, sickness or otherwise so as to render him mentally or physically incapable of performing the services required of him for a period of 180 consecutive business days, CompuCom may terminate his employment under this Agreement, in which case Mr. Coleman shall continue to receive salary compensation and benefits continuation for a three year period. If Mr. Coleman is terminated without cause, is demoted or has his salary or benefits reduced below the level described in this Agreement, he will be entitled to a lump sum payment equal to three years salary and benefits continuation for three years and outplacement assistance not to exceed $25,000. For Agreement purposes, salary means the sum of Mr. Coleman’s annual rate of compensation plus targeted MICP plus the prorated amount of his current year’s targeted MICP. For one year after his termination, Mr. Coleman has agreed to not compete with CompuCom. If a change of control of CompuCom occurs, Mr. Coleman will be entitled to receive a lump sum payment of three years salary, including three years targeted MICP, plus the prorated amount of his current year’s targeted MICP, payable upon the closing of the change of control transaction. Benefits will continue for a three-year period. Also, if a change of control occurs, all unvested stock options granted to Mr. Coleman will become exercisable immediately prior to the closing of the change of control transaction, and CompuCom shall pay Mr. Coleman an amount in cash equal to the difference between the price of the stock underlying the options and the exercise price of the options in exchange for the cancellation or repurchase of his options.

M. Lazane Smith, John F. McKenna and David A. Loeser each entered into an amended employment agreement (“Agreement”) with CompuCom that provides for their employment as executive officers until the employment relationship is terminated under certain conditions at a monthly salary of $29,167 for Ms. Smith, $20,833 for Mr. McKenna and $17,500 for Mr. Loeser. They are entitled to participate in CompuCom’s Management Incentive Compensation Plan (“MICP”) at a rate of 100% of base salary. CompuCom will purchase and maintain for their individual benefit a guaranteed renewable term life insurance policy having a death benefit of three times annual base salary up to $800,000. If Ms. Smith, Mr. McKenna or Mr. Loeser is incapacitated by accident, sickness or otherwise so as to render the individual mentally or physically incapable of performing the service required for a period of 180 consecutive business days, CompuCom may terminate the individual’s employment under this Agreement, in which case the individual shall continue to receive salary compensation and benefits continuation for a two-year period. If terminated without cause, is demoted or has salary and benefits reduced below the level described in this Agreement, the individual will be entitled to a lump sum payment equal to two years salary and benefits continuation for two years and outplacement assistance not to exceed $25,000. For Agreement purposes, salary means the sum of their individual annual rate of compensation plus targeted MICP plus the prorated amount of their individual current year’s targeted MICP. For one year after termination, each individual has agreed to not compete with CompuCom. If a change of control of CompuCom occurs, each individual will be entitled to receive a lump sum payment of two years salary, including two years targeted MICP, plus the prorated amount of the individual’s current year’s targeted MICP, payable upon the closing of the change of control transaction. Benefits will continue for a two-year period. Also, if a change of control occurs, all unvested stock options granted to each individual will become exercisable immediately prior to the closing of the change of control transaction, and CompuCom shall pay each individual an amount in cash equal to the difference between the price of the stock underlying the options and the exercise price of the options in exchange for the cancellation or repurchase of the individual’s options.

Anthony F. Pellegrini entered into an employment agreement with CompuCom that provides for his employment until the employment relationship is terminated under certain conditions, at a minimum monthly salary of $16,667. As part of the employment agreement, Mr. Pellegrini received a one-time signing bonus of $50,000. The agreement entitles Mr. Pellegrini to a bonus of up to 50% of his base salary. If employment is terminated without cause, or if CompuCom demotes him or reduces his salary or benefits below the level described in his agreement, Mr. Pellegrini will be entitled to a lump sum payment equal to one year’s salary. Mr. Pellegrini has agreed not to compete with CompuCom for one year after his voluntary termination of employment, and if his employment is terminated for any reason other than due cause, for the same period of time for which he receives compensation.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Item 402 of Regulation S-K requires that we disclose certain relationships of individuals serving on the compensation committee of the board of directors. To the best of our knowledge, there were no such relationships, as defined in Item 402 of Regulation S-K, during 2002.

Item 12 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of April 17, 2003, with respect to each person known to CompuCom to be the beneficial owner of more than five percent (5%) of its outstanding common stock, and information with respect to the beneficial ownership of its common stock by each Director, each Named Executive Officer, and by the Directors and executive officers of the Company as a group.

Name	Shares Beneficially Owned	Options Exercisable Within 60 Days of April 17, 2003	Shares Beneficially Owned Assuming Exercise of Options	Percent of Shares
Safeguard Scientifics, Inc. 800 The Safeguard Building 435 Devon Park Drive Wayne, PA 19087	26,756,538	0	26,756,538	51.91%
Dimensional Fund Advisors 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	2,839,800	0	2,839,800	5.76%
J. Edward Coleman	70,000	800,000	870,000	1.74%
Anthony L. Craig	0	0	0	*
Michael J. Emmi	0	50,250	50,250	*
Richard F. Ford	30,000	40,250	70,250	*
Edwin L. Harper	1,000	18,250	19,250	*
Delbert W. Johnson	24,500	38,250	62,750	*
John D. Loewenberg	19,275	63,250	82,525	*
Warren V. Musser	473,983	0	473,983	*
Anthony J. Paoni	1,000	28,250	29,250	*
Edward N. Patrone	10,000	40,250	50,250	*
M. Lazane Smith	19,318	440,500	459,818	*
David A. Loeser	1,897	250,000	251,897	*
John F. McKenna	0	250,000	250,000	*
Anthony F. Pellegrini	500	150,000	150,500	*
Executive officers and directors as a group (14 persons)	651,473	2,169,250	2,820,723	5.48%

*	Less than 1% of CompuCom’s outstanding shares of common stock

Each individual has the sole power to vote and to dispose of the shares (other than shares held jointly with spouse) except for the following shares:

Safeguard Scientifics, Inc.

Includes 22,087,848 shares held by Safeguard Scientifics (Delaware), Inc, 1,119,700 shares held by Safeguard Delaware, Inc., and 1,333,333 shares held by CompuShop, Inc., wholly-owned subsidiaries of Safeguard Scientifics, Inc. Safeguard Scientifics (Delaware), Inc. also holds 1,500,000 shares of Series B preferred shares. Those shares are convertible into 2,215,657 shares of common stock, which also are included. This amount does not include 443,283 shares which have been pledged to Safeguard as collateral for a loan it provided to Warren V. Musser. Safeguard disclaims beneficial ownership of these shares.

Dimensional Fund Advisors, Inc.

Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds”. In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities of the Issuer described in this schedule that are owned by the Funds. All securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

Edwin L. Harper	Includes 1,000 shares held in a Revocable Trust.

Delbert W. Johnson	Includes 20,000 shares held in a Remainder Trust.

Warren V. Musser

Includes 30,700 shares held by a trust of which Mr. Musser is a co-trustee. Mr. Musser disclaims beneficial ownership of the shares beneficially owned by the trust. The remaining 443,283 shares have been pledged to Safeguard as collateral for a loan it provided to Mr. Musser. Safeguard disclaims beneficial ownership of these shares.

Information related to securities authorized for issuance under equity compensation plans, each of which has been approved by the stockholders of the Company, is set forth in Footnote 12 to the Consolidated Financial Statements titled “Stock-Based Compensation” under Item 8 of this report on Form 10-K.

Item 13 Certain Relationships and Related Transactions

Item 404 of Regulation S-K requires that we disclose certain relationships and related transactions associated with our directors and executive officers. To the best of our knowledge, there were no such relationships and transactions, as defined in Item 404 of Regulation S-K, during 2002.

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

Dated: April 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 17, 2003

/s/ J. EDWARD COLEMAN J. Edward Coleman Chairman of the Board, President, Chief Executive Officer, and Director	/s/ DELBERT W. JOHNSON Delbert W. Johnson Director

/s/ ANTHONY L. CRAIG Anthony L. Craig Director	/s/ JOHN D. LOEWENBERG John D. Loewenberg Director

/s/ MICHAEL J. EMMI Michael J. Emmi Director	/s/ WARREN V. MUSSER Warren V. Musser Director

/s/ RICHARD F. FORD Richard F. Ford Director	/s/ ANTHONY J. PAONI Anthony J. Paoni Director

/s/ EDWIN L. HARPER Edwin L. Harper Director	/s/ EDWARD N. PATRONE Edward N. Patrone Director

/s/ M. LAZANE SMITH M. Lazane Smith Director

Certification

I, J. Edward Coleman, certify that:

1.	I have reviewed this annual report on Form 10-K/A of CompuCom Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 17, 2003
/s/ J. EDWARD COLEMAN
J. Edward Coleman President and Chief Executive Officer

Certification

I, M. Lazane Smith, certify that:

1.	I have reviewed this annual report on Form 10-K/A of CompuCom Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 17, 2003
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

KPMG LLP

Dallas, Texas

January 29, 2003

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2001

(In thousands, except share and per share amounts)

	2002	2001
Assets
Current assets:
Cash and cash equivalents	$128,039	$123,150
Receivables, less allowance for doubtful accounts of $2,176 in 2002 and $2,130 in 2001	146,732	134,980
Inventories	27,732	29,608
Deferred income taxes	3,814	1,398
Other	3,085	6,733

Total current assets	309,402	295,869

Property and equipment:
Furniture, fixtures and other equipment	83,605	82,308
Leasehold improvements	7,411	8,346

	91,016	90,654
Less accumulated depreciation and amortization	(67,092)	(59,088)

Net property and equipment	23,924	31,566
Goodwill and other intangible assets, less accumulated amortization	110,071	111,089
Other	1,461	5,559

Total assets	$444,858	$444,083

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$117,252	$120,173
Accrued liabilities	71,115	88,598

Total current liabilities	188,367	208,771

Stockholders’ equity:
Series B cumulative, convertible preferred stock, $10 stated value. Authorized 3,000,000 shares; issued and outstanding 1,500,000 shares	15,000	15,000
Common stock, $.01 par value. Authorized 70,000,000 shares; issued 49,299,098 shares in 2002, and 49,795,577 shares in 2001	493	498
Additional paid-in capital	75,221	76,252
Retained earnings	165,777	149,131
Treasury stock, at cost, 1,431,525 common shares in 2001	—	(5,569)

Total stockholders’ equity	256,491	235,312

Total liabilities and stockholders’ equity	$444,858	$444,083

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

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2002, 2001 and 2000

(In thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Stock		Notes Receivable for Sale of Stock	Total Stockholders Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balances at December 31, 1999	1,500,000	$15,000	48,016,950	$480	$72,765	$139,152	—	$—	$(4,425)	$222,972
Exercise of options			315,650	3	749					752
Issuances under employee stock purchase plan			873,038	9	1,538					1,547
Income tax benefits resulting from stock-based compensation plans					302					302
Settlement of notes receivable for sale of stock							685,635	(3,160)	2,921	(239)
Preferred stock dividend						(900)				(900)
Net earnings						5,118				5,118

Balances at December 31, 2000	1,500,000	15,000	49,205,638	492	75,354	143,370	685,635	(3,160)	(1,504)	229,552
Exercise of options			51,618	1	114					115
Issuances under employee stock purchase plan			538,321	5	742					747
Income tax benefits resulting from stock-based compensation plans					42					42
Settlement of notes receivable for sale of stock							745,890	(2,409)	1,504	(905)
Preferred stock dividend						(900)				(900)
Net earnings						6,661				6,661

Balances at December 31, 2001	1,500,000	15,000	49,795,577	498	76,252	149,131	1,431,525	(5,569)	—	235,312
Exercise of options			654,107	7	1,793					1,800
Issuances under employee stock purchase plan			280,939	3	683					686
Income tax benefits resulting from stock-based compensation plans					569					569
Treasury stock retirement			(1,431,525)	(15)	(4,076)	(1,478)	(1,431,525)	5,569		—
Preferred stock dividend						(900)				(900)
Net earnings						19,024				19,024

Balances at December 31, 2002	1,500,000	$15,000	49,299,098	$493	$75,221	$165,777	—	$—	$—	$256,491

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

Revenue Recognition

CompuCom’s revenue is derived primarily from two sources—1) product revenue, which includes the sale of desktop, networking, storage, and mobile computing products, as well as peripherals and software-related products and licenses and 2) services revenue, which includes application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, training, staff augmentation and services provided in support of certain manufacturers’ direct fulfillment initiatives.

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

(2) Trade and Vendor Rebate Receivables

The following table summarizes the activity in the allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Trade Receivables	Vendor Rebate Receivables

Balance, December 31, 1999	$5,095	$3,906
Provision for uncollectible receivables	2,800	1,384
Less charge-off’s	4,357	2,863

Balance, December 31, 2000	3,538	2,427
Provision for uncollectible receivables	—	975
Less charge-off’s	1,408	2,060

Balance, December 31, 2001	2,130	1,342
Provision for uncollectible receivables	150	1,453
Less charge-off’s	104	766

Balance, December 31, 2002	$2,176	$2,029

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

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock option activity under CompuCom’s plans is summarized below:

	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In thousands)		(In thousands)		(In thousands)

Outstanding at beginning of year	7,534	$3.14	6,426	$3.45	3,976	$3.78
Granted	103	2.92	2,798	2.27	4,143	3.39
Exercised	(654)	2.75	(52)	2.21	(316)	3.13
Canceled	(532)	2.94	(1,638)	2.90	(1,377)	4.29

Outstanding at end of year	6,451	$3.19	7,534	$3.14	6,426	$3.45

Options exercisable at year-end	3,152	$3.54	2,322	$3.67	1,188	$3.82

Shares available for future grant	2,511		2,082		3,242

The following summarizes information about the Company’s stock options outstanding at December 31, 2002:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(In thousands)	(years)	(In thousands)

$1.53 - $2.13	1,096	7.9	$2.04	383	$2.06
2.19 - 2.19	1,370	8.3	2.19	279	2.19
2.50 - 3.14	564	8.3	2.94	89	3.00
3.19 - 3.19	1,520	5.9	3.19	1,269	3.19
3.25 - 12.50	1,901	6.5	4.66	1,132	4.82

$1.53 - $12.50	6,451	7.2	$3.19	3,152	$3.54

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

	Year ended December 31, 2001
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

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.		Description

2	(a)	Purchase Agreement, dated as of December 22, 2000, by and between CompuCom Systems, Inc., MicroAge Technology Services, L.L.C. and MicroAge, Inc.(19) (Exhibit 2.1)

3	(a)	Restated Certificate of Incorporation of CompuCom Systems, Inc.(24) (Exhibit 3(a))

3	(b)	Bylaws of CompuCom Systems, Inc., revised April 1, 1991(4) (Exhibit 3(c))

4	(a)	Form of Stock Certificate evidencing Common Stock, $.01 par value, of CompuCom Systems, Inc.(2) (Exhibit 4(b))

4	(b)**	CompuCom Systems, Inc. 1983 Stock Option Plan, as amended(5) (Exhibit 4(k))

4	(c)**	CompuCom Systems, Inc. 1993 Stock Option Plan, as amended(14) (Exhibit A)

4	(d)**	CompuCom Systems, Inc. 1984 Non-Qualified Stock Option Plan, as amended(3) (Exhibit 4(g))

4	(e)**	CompuCom Systems, Inc. Stock Option Plan for Directors(10) (Exhibit 4(g))

4	(f)**	Stock Option Agreement dated July 21, 1995 between CompuCom Systems, Inc. and Delbert W. Johnson(10) (Exhibit 4(i))

4	(g)**	CompuCom Systems, Inc. Employee Stock Purchase Plan(16) (Appendix A)

4	(h)	Form of Stock Certificate evidencing Series B Cumulative Convertible Preferred Stock, $.01 par value, of CompuCom Systems, Inc.(9) (Exhibit 4(h))

4	(i)**	CompuCom Systems, Inc. 2000 Equity Compensation Plan(20) (Exhibit A)

4	(j)**	CompuCom Systems, Inc. Amended and Restated Employee Stock Purchase Plan(21) (Exhibit B)

10	(a)**	CompuCom Systems, Inc. 401(k) Matched Savings Plan, as amended and restated effective January 1, 1989(7) (Exhibit 10(a))

10	(b)**	Amendment 1996-1 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective May 1, 1996(11) (Exhibit 10.9)

10	(c)**	Amendment No. 1 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective January 1, 1998 (exhibits omitted)(17) (Exhibit 10.1)

10	(d)**	Amendment No. 2 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective January 26, 1998 (exhibits omitted)(17) (Exhibit 10.2)

10	(e)**	Amendment Three to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective May 28, 1999(22) (Exhibit 10.E)

10	(f)**	Amendment Four to CompuCom Systems, Inc. 401(k) Matched Savings Plan, dated July 29, 1999, with attached Appendix A(22) (Exhibit 10.F)

10	(g)**	Amendment Five to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective December 30, 1999(22) (Exhibit 10.G)

10	(h)

CompuCom Receivables Master Trust I Pooling and Servicing Agreement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, between Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc.(22) (Exhibit 10(J))

10	(i)

CompuCom Receivables Master Trust I Pooling and Servicing Agreement 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, among PNC Bank, National Association, Market Street Capital Corporation, Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc.(22) (Exhibit 10(K))

10	(j)	Inventory and Working Capital Financing Agreement, dated as of May 11, 1999, between IBM Credit Corporation and CompuCom Systems, Inc(18) (Exhibit 10.3)

10	(k)	Attachment A to Inventory and Working Capital Financing Agreement dated May 11, 1999(18) (Exhibit 10.4)

10	(l)	Receivables Contribution and Sale Agreement dated May 7, 1999 between CompuCom Systems, Inc. and CSI Funding, Inc.(22) (Exhibit 10(N))

10	(m)	Business Partner Agreement, dated September 15, 1994, between IBM Corporation and CompuCom Systems, Inc., with Dealer Profile, Remarketer General Terms, and attachments(9) (Exhibit 10(n))

10	(n)

IBM Corporation Remarketer Announcement, dated March 13, 1996, modifying its Business Partner Agreement with CompuCom Systems, Inc. to automatically extend its term for an additional 12 months upon its expiration(13) (Exhibit 10(r))

10	(o)	U.S. Reseller Agreement, dated January 23, 1993, between Compaq Computer Corporation and CompuCom Systems, Inc.(7) (Exhibit 10(l))

10	(p)	Software License Agreement, dated January 15, 1998, between Compaq Computer Corporation And CompuCom Systems, Inc.(15) (Exhibit 10(bb))

10	(q)	U.S. Reseller Agreement, dated March 1, 1996, between Hewlett-Packard Company and CompuCom Systems, Inc.(11) (Exhibit 10.8)

10	(r)	U.S. Agreement for Authorized Solutions Direct Resellers, dated August 12, 1999 between Hewlett-Packard Company and CompuCom Systems, Inc.(22) (Exhibit 10.Y)

10	(s)	Lease dated May 16, 1996, between CompuCom Systems, Inc. and The Riggs National Bank of Washington, D.C. for premises at 1225 Forest Parkway, Paulsboro, New Jersey(12) (Exhibit 10.8)

10	(t)

Lease Agreement dated September 27, 1999, between CompuCom Systems, Inc. and Riggs & Company, a division of Riggs Bank N.A., for premises at 1245 Forest Parkway, Paulsboro, New Jersey(22) (Exhibit 10.BB)

10	(u)

Industrial Lease Agreement, dated February 11, 1999, between Dames & Moore / Brookhill Durham I, LLC, as lessor, and CompuCom Systems, Inc., as lessee, for premises at 2910 Weck Drive, Durham, North Carolina(22) (Exhibit 10.CC)

10	(v)	Modification of Lease, dated October 1, 1999, between DMB Durham I, LLC, for premises at 2910 Weck Drive, Durham, North Carolina(22) (Exhibit 10.DD)

10	(w)	Special Warranty Deed dated as of March 31, 1999, from CompuCom Systems, Inc., as grantor, to Delaware Comp LLC, as grantee, for property located at 7171 Forest Lane, Dallas, Texas(22) (Exhibit 10.II)

10	(x)

Lease Agreement dated as of March 31, 1999, between CompuCom Systems, Inc., as tenant, and Delaware Comp LLC, as landlord, for premises located at 7171 Forest Lane, Dallas, Texas, including Exhibit D—Basic Rent Payments(22) (Exhibit 10.JJ)

10	(y)**	Executive Employment Agreement, dated July 17, 2002, between J. Edward Coleman and CompuCom Systems, Inc.(8) (Exhibit 10.1)

10	(z)**	Executive Employment Agreement, dated July 17, 2002, between M. Lazane Smith and CompuCom Systems, Inc.(8) (Exhibit 10.2)

10	(aa)

Series 2000-1 Supplement, among CSI Funding, Inc., as the Transferor, CompuCom Systems, Inc., as Servicer, Lloyds TSB Bank PLC, as Initial Series 2000-1 Certificateholder, and Wells Fargo, as Trustee on behalf of the Certificateholders, dated as of October 2, 2000(1) (Exhibit 10(zz))

10	(bb)	Second Amendment to Inventory and Working Capital Financing Agreement dated as of July 1, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation(1) (Exhibit 10(ac))

10	(cc)	Third Amendment to Inventory and Working Capital Financing Agreement dated as of October 31, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation(1) (Exhibit 10(ad))

10	(dd)	Fourth Amendment to Inventory and Working Capital Financing Agreement dated as of January 10, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation(1) (Exhibit 10(ae))

10	(ee)**	Executive Employment Agreement, dated March 13, 2000, between Anthony F. Pellegrini and CompuCom Systems, Inc.(23) (Exhibit 10.1)

10	(ff)

Amendment Number 1, dated as of May 17, 2001 to the Series 2000-1 Supplement, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., Lloyds TSB Bank PLC and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association)(6) Exhibit 10.1)

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

10	(hh)	Fifth Amendment to Inventory and Working Capital Financing Agreement dated as of September 30, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation (24) (Exhibit 10(ah))

10	(ii)**	Executive Employment Agreement, dated July 17, 2002, between David A. Loeser and CompuCom Systems, Inc.(8) (Exhibit 10.3)

10	(jj)**	Executive Employment Agreement, dated July 17, 2002, between John F. McKenna and CompuCom Systems, Inc.(8) (Exhibit 10.4)

10	(kk)	First Amendment to Inventory and Working Capital Financing Agreement dated as of July 28, 1999 by and between CompuCom Systems, Inc. and IBM Credit Corporation(1) (Exhibit 10(ab))

10	(ll)

Amendment Number 3, dated as of March 7, 2002 and effective as of December 31, 2001 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended by Amendment Number 1 to the Series 1999-1 Supplement, dated as of October 2, 2000, and as further amended by Amendment Number 2 to the Series 1999-1 Supplement, dated as of May 17, 2001, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association)(26) (Exhibit 10(ll))

3

10	(mm)

Amendment Number 4, dated as of October 11, 2002 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association)(26) (Exhibit 10(mm))

10	(nn)

Amendment Number 5, dated as of October 31, 2002 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association)(26) (Exhibit 10(nn))

10	(oo)	CompuCom Systems, Inc. Second Amended and Restated Employee Stock Purchase Plan(25) (Exhibit 4.1)

21		List of Subsidiaries*

23		Consent of KPMG LLP*

99	(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99	(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
**	These exhibits relate to management contracts or to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate, required to be filed as exhibits to this Form 10-K.
(1)	Filed on March 26, 2001 as an exhibit to the Annual Report on Form 10-K (No. 000-14371) incorporated herein by reference.
(2)	Filed on April 2, 1990 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
(3)	Filed on March 29, 1991 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
(4)	Filed on March 30, 1992 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
(5)	Filed on March 31, 1993 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
(6)	Filed on August 14, 2001 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.
(7)	Filed on March 31, 1994 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
(8)	Filed on November 14, 2002 as an exhibit to the Quarterly Report on Form 10-Q (No. 000-14371) and incorporated herein by reference.
(9)	Filed on March 31, 1995 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
(10)	Filed on October 10, 1995 as an exhibit to the Registration Statement on Form S-8 (No. 33-63309) and incorporated herein by reference.
(11)	Filed on May 13, 1996 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.
(12)	Filed on November 12, 1996 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.
(13)	Filed on March 31, 1997 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
(14)	Filed on April 9, 1997 as an exhibit to the 1997 Annual Meeting Proxy Statement and incorporated herein by reference.

(15)	Filed on March 31, 1998 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.
(16)	Filed on April 7, 1998 as an exhibit to the 1998 Annual Meeting Proxy Statement and incorporated herein by reference.
(17)	Filed on May 14, 1998 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.
(18)	Filed on August 16, 1999 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.
(19)	Filed on January 24, 2001 as an exhibit to the Current Report on Form 8-K (No. 000-14371) and incorporated herein by reference.
(20)	Filed on April 19, 2000 as Exhibit A to the Company’s Definitive Revised Proxy Statement (No. 000-14371) and incorporated herein by reference.
(21)	Filed on April 19, 2000 as Exhibit B to the Company’s Definitive Revised Proxy Statement (No. 000-14371) and incorporated herein by reference.
(22)	Filed on February 28, 2000 as an exhibit to the Annual Report on Form 10-K (No. 000-14371) and incorporated herein by reference.
(23)	Filed on May 15, 2000 as an exhibit to the Quarterly Report on Form 10-Q (No.000-14371) and incorporated herein by reference.
(24)	Filed on March 14, 2002, as an exhibit to the Annual Report on Form 10-K (No. 000-14371) and incorporated herein by reference.
(25)	Filed on June 27, 2002, as an exhibit to the Registration Statement on Form S-8 (No. 333-91350) and incorporated herein by reference.
(26)	Filed on March 21, 2003, as an exhibit to the Annual Report on Form 10-K (No. 000-14371) and incorporated herein by reference.

G-5