Form 10-Q
period 2003-03-31
COMPUCOM SYSTEMS INC
filed 2003-05-13
CIK 736291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the three months ended March 31, 2003	Commission File Number 0-14371

COMPUCOM SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	38-2363156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7171 Forest Lane, Dallas, TX	75230
(Address of principal executive offices)	(Zip Code)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐

The number of shares of the Registrant’s common stock outstanding as of May 9, 2003 was 49,397,348 shares.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(unaudited)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$138,849	$128,039
Receivables, net	93,440	146,732
Inventories	23,338	27,732
Other	6,267	6,899

Total current assets	261,894	309,402

Property and equipment, net	23,217	23,924

Goodwill	102,253	102,253
Intangible assets, net	7,006	7,818
Other	1,312	1,461

Total assets	$395,682	$444,858

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$86,023	$117,252
Accrued liabilities	49,972	71,115

Total current liabilities	135,995	188,367

Stockholders’ equity:
Preferred stock	15,000	15,000
Common stock	493	493
Additional paid-in capital	75,293	75,221
Retained earnings	168,901	165,777

Total stockholders’ equity	259,687	256,491

Total liabilities and stockholders’ equity	$395,682	$444,858

See accompanying notes to condensed consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended
	March 31,
	2003	2002
Revenue:
Product	$257,418	$259,269
Service	72,879	67,679

Total revenue	330,297	326,948

Cost of revenue:
Product	235,299	232,538
Service	50,306	44,131

Total cost of revenue	285,605	276,669

Gross margin	44,692	50,279

Operating expenses:
Selling	10,659	12,309
Service	9,251	10,826
General and administrative	14,935	17,632
Depreciation and amortization	4,180	4,787

Total operating expenses	39,025	45,554

Earnings from operations	5,667	4,725

Financing expenses, net	85	309

Earnings before income taxes and cumulative effect of a change in accounting principle for negative goodwill	5,582	4,416

Income taxes	2,233	1,766

Earnings before cumulative effect of a change in accounting principle for negative goodwill	3,349	2,650

Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	707

Net earnings	$3,349	$3,357

Basic and diluted earnings per common share:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$.06	$.05
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	.01

Net earnings	$.06	$.06

Average common shares outstanding:
Basic	49,308	48,372
Diluted	51,150	49,192

See accompanying notes to condensed consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$3,349	$3,357
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	(707)
Depreciation and amortization	4,180	4,787
Deferred income taxes	983	421
Changes in assets and liabilities:
Receivables	53,292	22,368
Inventories	4,394	(1,678)
Other current assets	(397)	(1,442)
Accounts payable	(31,229)	(7,981)
Accrued liabilities and other	(21,282)	(31,367)

Net cash provided by (used in) operating activities	13,290	(12,242)

Cash flows from investing activities:
Capital expenditures	(2,327)	(1,294)

Net cash used in investing activities	(2,327)	(1,294)

Cash flows from financing activities:
Issuance of common stock	72	55
Preferred stock dividends	(225)	(225)

Net cash used in financing activities	(153)	(170)

Net increase (decrease) in cash and cash equivalents	10,810	(13,706)
Cash and cash equivalents at beginning of period	128,039	123,150

Cash and cash equivalents at end of period	$138,849	$109,444

See accompanying notes to condensed consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2003

(unaudited)

(1)	General

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the 2002 Annual Report on Form 10-K for CompuCom Systems, Inc. (“CompuCom” or “the Company”). The information furnished is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are in the opinion of management necessary for a fair presentation of the results for these interim periods. Interim results are not necessarily indicative of results expected for the full year.

(2)	Contingencies

CompuCom is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, these matters are not material.

(3)	Earnings per share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic earnings per common share have been computed based on net earnings after preferred stock dividend requirements and the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes conversion of dilutive convertible securities into common stock at the later of the beginning of the period or date of issuance and includes the add-back of related dividends, as required. Diluted earnings per common share also assumes the exercise of all options with an exercise price below the average market price of the Company’s stock, at the later of the beginning of the period or date of issuance, regardless of whether the options are vested or not. Earnings per common share have been computed as follows (in thousands, except per share amounts):

	Three months ended March 31,2003
	Earnings (Numerator)	Shares (Denominator)	EPS

Net earnings	$3,349
Less: Preferred stock dividends	(225)

Basic EPS
Earnings available to common shareholders	3,124	49,308	$.06

Effect of dilutive securities
Stock options		1,776
Employee stock purchase plan		66

Diluted EPS
Earnings available + assumed conversions	$3,124	51,150	$.06

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2003

(unaudited)

	Three months ended March 31, 2002
	Earnings (Numerator)	Shares (Denominator)	EPS

Earnings before cumulative effect of a change in accounting principle for negative goodwill	$2,650
Less: Preferred stock dividends	(225)

Basic EPS
Earnings available to common shareholders before cumulative effect of a change in accounting principle for negative goodwill	2,425	48,372	$.05
Effect of dilutive securities
Stock options		745
Employee stock purchase plan		75

Diluted EPS
Earnings available + assumed conversions	$2,425	49,192	$.05

CompuCom has excluded 3,979,300 and 6,532,023 shares from its calculations of diluted earnings per share for the three months ended March 31, 2003 and 2002, respectively, as they are considered anti-dilutive.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2003

(unaudited)

(4)	Goodwill and Intangible Assets

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of CompuCom’s intangible assets with definite useful lives as of March 31, 2003 and December 31, 2002 (in thousands):

	Amortization Period	March 31, 2003
		Gross Carrying Value	Accumulated Amortization	Net
Customer-related	6 – 11 years	$15,467	$9,700	$5,767
Contract-related	24 – 36 months	2,840	1,601	1,239

Total		$18,307	$11,301	$7,006

	Amortization Period	December 31, 2002
		Gross Carrying Value	Accumulated Amortization	Net
Customer-related	6 – 11 years	$15,467	$9,107	$6,360
Contract-related	24 – 36 months	2,840	1,382	1,458

Total		$18,307	$10,489	$7,818

Amortization expense related to intangible assets with definite useful lives was $0.8 million and $0.9 million for the three months ended March 31, 2003 and 2002, respectively. The following table provides estimated amortization expense related to intangible assets with definite useful lives for each of the years in the five year period ending December 31, 2007:

Remainder of 2003	$2,334
2004	2,494
2005	579
2006	246
2007 and thereafter	1,353

$7,006

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, approximately $1.3 million of negative goodwill associated with the 2001 MicroAge Technology Services, L.L.C. acquisition was recognized in the Condensed Consolidated Statements of Operations in the first quarter of 2002 as a cumulative effect of a change in accounting principle. There has been no change in the carrying amount of goodwill for the three months ended March 31, 2003.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2003

(unaudited)

(5)	Restructuring Charges

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

The following table provides a summary rollforward by category of the activity in CompuCom’s restructuring accrual for the three months ended March 31, 2003 (in thousands):

	Accrual at December 31, 2002	Cash Payments	Accrual at March 31, 2003
Lease termination costs	$1,303	$(167)	$1,136

The remaining accrual at March 31, 2003 is reflected in Accrued liabilities on CompuCom’s Condensed Consolidated Balance Sheet and relates to seven leases for former office sites that have not been terminated, two of which have not been sublet. The Company believes the restructuring accrual is adequate. Differences, if any, between the estimated amount accrued and actual amounts paid will be reflected in operating expenses in future periods.

(6)	Segment Information

CompuCom defines its operations as two distinct businesses—1) product business (“product”), where revenue is primarily derived from the sale of desktop, networking, storage, and mobile computing products, as well as peripherals and software-related products and licenses and 2) service business (“service”), which includes revenue primarily derived from application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, training, contract consulting, and services provided to support certain manufacturers’ direct fulfillment initiatives. CompuCom measures segment earnings as operating earnings, defined as income before restructuring charges, financing expenses and income taxes. All significant inter-segment activity has been eliminated.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2003

(unaudited)

Quarter Ended March 31, 2003

Operating Results	Product	Service	Total
(in thousands)

Revenues	$257,418	$72,879	$330,297

Gross margin	22,119	22,573	44,692

Operating earnings	1,395	4,272	5,667

Financing expenses, net			(85)

Earnings before income taxes			$5,582

Quarter Ended March 31, 2002

Operating Results	Product	Service	Total
(in thousands)

Revenues	$259,269	$67,679	$326,948

Gross margin	26,731	23,548	50,279

Operating earnings	2,450	2,275	4,725

Financing expenses, net			(309)

Earnings before income taxes and cumulative effect of a change in accounting for negative goodwill			$4,416

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2003

(unaudited)

(7)	Stock-Based Compensation

CompuCom uses the intrinsic-value method as provided by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its various fixed stock option plans and its employee stock purchase plan (“ESPP”) and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, CompuCom did not recognize compensation expense upon the issuance of its stock options because the option terms were fixed and the exercise price equaled the market price of CompuCom’s common stock on the date of grant.

The following table displays the effect on net earnings and earnings per share had the fair value method been applied during each period presented (in thousands, except per share data):

		Three months ended March 31,
		2003	2002
Net earnings as reported		$3,349	$3,357
Stock-based compensation excluded from reported net earnings, net of tax		412	445

Pro forma net earnings		$2,937	$2,912

Basic earnings per share	As reported	$.06	$.06
	Pro forma	$.06	$.06

Diluted earnings per share	As reported	$.06	$.06
	Pro forma	$.05	$.05

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2003

(unaudited)

(8)	Financing Arrangements

At March 31, 2003, CompuCom had financing arrangements of $125 million, consisting of a $100 million receivable securitization (“Securitization”) and a $25 million working capital line of credit (“Revolver”).

The Securitization’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The Securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable (“receivables”) to a consolidated, wholly-owned bankruptcy-remote special purpose subsidiary (the “SPS”). The risk that CompuCom bears from bad debt losses on receivables sold is addressed in its allowance for doubtful accounts. The SPS has sold and, subject to certain conditions, may from time to time sell, an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. The sales are reflected as reductions of Receivables in the Condensed Consolidated Balance Sheets and are included in the net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The proceeds from the sale of receivables are used primarily to fund working capital requirements. CompuCom is retained as servicer of the receivables; however, the cost of servicing is not material. Discounts associated with the sale of receivables totaled $0.3 million and $0.4 million for the three months ended March 31, 2003 and 2002, respectively, and are included in Financing expenses, net in the Condensed Consolidated Statements of Operations. Amounts outstanding as sold receivables as of March 31, 2003 consisted of two certificates totaling $59.4 million. Within the context of the Securitization, each certificate is issued from a separate facility, each facility set at $50 million. One $50 million facility, with an October 2003 maturity date, has one certificate issued for $50 million. The other $50 million facility, with an October 2005 maturity date, has one certificate issued for $9.4 million.

The Revolver, which initially had a May 2002 maturity date but has been extended to a May 2003 maturity date, bears interest at a rate of LIBOR plus an agreed-upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects the Revolver to be renewed during the second quarter of 2003. Availability under the Revolver is subject to a borrowing base calculation. As of March 31, 2003, availability under the Revolver was $25 million. No amounts were outstanding under the Revolver as of March 31, 2003 and December 31, 2002. Terms of the Revolver limit the amounts available for capital expenditures and dividends. Both the Securitization and the Revolver require CompuCom to maintain compliance with selected financial covenants and ratios.

Interest income of $0.3 million and $0.6 million was earned during the three months ended March 31, 2003 and 2002, respectively, and is included in Financing expenses, net, in the Condensed Consolidated Statements of Operations.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2003

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

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2003

Results of Operations

The following table shows CompuCom’s total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, income taxes, cumulative effect of a change in accounting principle for negative goodwill, and net earnings are shown as a percentage of total revenue for the three months ended March 31, 2003 and 2002 (in thousands):

	Three months ended March 31
	2003	2002
Revenue:
Product	$257,418	$259,269
Service	72,879	67,679

Total revenue	$330,297	$326,948

Gross margin:
Product	$22,119	$26,731
Service	22,573	23,548

Total gross margin	$44,692	$50,279

Gross margin percentage:
Product	8.6%	10.3%
Service	31.0%	34.8%

Total gross margin percentage	13.5%	15.4%

Operating expenses:
Selling	3.2%	3.8%
Service	2.8%	3.3%
General and administrative	4.5%	5.4%
Depreciation and amortization	1.3%	1.5%

Total operating expenses	11.8%	14.0%

Earnings from operations	1.7%	1.4%

Financing expenses, net	0.0%	0.1%

Earnings before income taxes and cumulative effect of a change in accounting principle for negative goodwill	1.7%	1.3%

Income taxes	0.7%	0.5%

Earnings before cumulative effect of a change in accounting principle for negative goodwill	1.0%	0.8%

Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	0.0%	0.2%

Net earnings	1.0%	1.0%

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Quarter Ended March 31, 2003 to the Quarter Ended March 31, 2002

Product revenue is primarily derived from the sale of hardware, which mainly includes desktop, networking, storage, and mobile computing products and peripherals. Also included in product revenue is the sale of software, which includes software-related products and licenses. Product revenue declined 0.7% to $257.4 million in the first quarter of 2003 from $259.3 million in the first quarter of 2002. The hardware portion of total product revenue declined 4.4% to $206.8 million in the first quarter of 2003 from $216.3 million in the first quarter 2002. The software portion of total product revenue increased 17.7% to $50.6 million in the first quarter 2003 from $43.0 million in the first quarter 2002. CompuCom believes general economic conditions continue to hamper demand for the products it sells. As a result of this economic slowdown, product purchases and IT projects continue to be delayed, downsized or cancelled. The increase in the software portion of total product revenue is primarily a result of the expansion of CompuCom’s product offerings relative to software. On a sequential basis, hardware revenue declined 19.1% and software revenue declined 28.5%, which is considered by the Company to be a normal, seasonal trend.

Product gross margin is the difference between product revenue and the cost of that product revenue. The cost of product revenue consists primarily of the price CompuCom pays to acquire the product from the vendor. Product gross margin dollars declined $4.6 million to $22.1 million in the first quarter 2003 from $26.7 million in the first quarter 2002. Product gross margin as a percentage of product revenue decreased to 8.6% in the first quarter of 2003 from 10.3% in the first quarter of 2002. CompuCom believes the decrease in product gross margin as a percentage of product revenue was primarily due to a decrease in the amount of vendor volume and other incentives earned in the first quarter of 2003 as compared to the first quarter of 2002. Sequentially, product gross margin as a percentage of product revenue increased from 7.8% in the fourth quarter of 2002. The increase was primarily due to an increase, as a percentage of product revenue, in the amount of vendor volume and other incentives earned in the first quarter 2003 as compared to the fourth quarter of 2002. Due to economic and competitive conditions, CompuCom expects to experience continued pressure on both product revenue and product gross margin, the result of which may be to report both lower product revenue and gross margin dollars, as well as a lower gross margin percentage when compared to the comparable prior year period or previous quarter.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Service revenue increased 7.7% to $72.9 million for the first quarter of 2003 from $67.7 million for the first quarter of 2002. Sequentially, service revenue decreased 5.9%. Service revenue is primarily derived from services directly related to the sale of product, such as configuration, vendor warranty contracts and services to support certain OEM product fulfillment programs, IT outsourcing services, such as desktop support, field engineering, and help desk, as well as application development, systems integration, contract consulting and other consulting services. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales. The increase in service revenue for the first quarter of 2003 as compared to the same period in 2002 was primarily due to an increase in services provided to the federal government and contract consulting services, partially offset by decreases in field engineering services and services directly related to the sale of product. The sequential decline in service revenue was primarily due to declines in services directly related to the sale of product and field engineering services, partially offset by increases in contract consulting services and services provided to the federal government. Service gross margin as a percentage of service revenue for the quarter ended March 31, 2003 was 31.0% compared to 34.8% for the same period in 2002. The decrease in service gross margin as a percentage of service revenue from the first quarter of 2002 to the first quarter of 2003 was primarily the result of the increase in lower margin services to the federal government and continued pricing pressure. Sequentially, service gross margin was relatively flat. CompuCom expects to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period or previous quarter.

Selling expenses consist primarily of salary, commissions and benefits for sales and sales-support personnel, along with other costs directly related to such personnel. Selling expenses decreased $1.7 million for the three months ended March 31, 2003 as compared to the same period in the prior year. Selling expenses as a percentage of revenue decreased to 3.2% for the three months ended March 31, 2003 from 3.8% for the same period a year ago. CompuCom attributes this decrease to its own cost management efforts, primarily related to personnel and related costs.

Service expenses consist primarily of salary and benefits cost for personnel supporting the service business, along with other costs directly related to such personnel. Service expenses decreased $1.6 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of revenue, service expenses decreased to 2.8% for the three months ended March 31, 2003 from 3.3% for the same period a year ago. The decrease was due primarily to CompuCom’s cost management efforts which include personnel-related costs, as well as certain infrastructure costs, primarily telecommunications expense.

General and administrative expenses consist principally of salary and benefit costs for executive, operations, information services, and administrative personnel, along with certain infrastructure costs directly related to such personnel, as well as professional services and other general corporate activities. General and administrative expenses decreased $2.7 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. General and administrative expense decreased as a percentage of revenue from 5.4% to 4.5% for the comparable periods. The decrease is reflective of the Company’s ongoing cost management efforts which primarily include personnel-related costs, as well as certain infrastructure costs, primarily telecommunications expense. Operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset certain expenses incurred.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and amortization expense decreased approximately $0.6 million for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. As a percentage of revenue, depreciation and amortization expense decreased from 1.5% to 1.3% during the same periods.

Financing expenses, net decreased to $0.1 million for the quarter ended March 31, 2003 from $0.3 million for the same period in the prior year. This decrease was primarily due to CompuCom’s continued improvement in working capital management and lower effective interest rates in the first quarter of 2003 as compared to the first quarter of 2002. The decrease in financing expenses, net was partially offset by a decrease in interest earned on available cash for the quarter ended March 31, 2003 as compared to the same period in the prior year, primarily as a result of a decline in interest rates.

As a result of the factors discussed above, CompuCom recorded net earnings for the quarter ended March 31, 2003 of $3.3 million. This compares to first quarter 2002 earnings before the cumulative effect of a change in accounting principle for negative goodwill of $2.7 million. First quarter 2002 net earnings, including the cumulative effect of a change in accounting principle for negative goodwill, were $3.4 million.

Liquidity and Capital Resources

Working capital at March 31, 2003 was $125.9 million compared to $121.0 million at December 31, 2002. The increase in working capital was primarily the result of declines in accounts payable and accrued liabilities, as well as an increase in cash and cash equivalents. These factors were partially offset by declines in receivables and inventories. The declines in accounts payable, accrued liabilities, receivables and inventories were all attributable to the seasonal decline in revenue in the first quarter of 2003 as compared to the fourth quarter of 2002.

CompuCom’s liquidity is impacted by the dollar volume of certain manufacturers’ customer specific rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and then claim a rebate from the manufacturer to reduce the final cost. These rebates are then passed on to the customer in the form of a reduced sales price. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom’s initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. These programs have been at times a material factor in CompuCom’s financing needs. As of March 31, 2003 and December 31, 2002, CompuCom was owed approximately $9.3 million and $18.5 million, respectively, under these vendor rebate programs. These outstanding amounts are included as a reduction to Accounts payable in the Condensed Consolidated Balance Sheets.

In addition, CompuCom participates in certain programs provided by various suppliers that enable it to earn volume incentive dollars. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction to cost of goods sold and are recorded as Receivables on the Condensed Consolidated Balance Sheets. As of March 31, 2003 and December 31, 2002, CompuCom was owed approximately $2.4 million and $3.3 million, respectively, under these supplier incentive programs.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CompuCom’s working capital requirements are generally funded through financing arrangements and internally generated funds. As of March 31, 2003, CompuCom’s financing arrangements consisted of a $100 million receivable securitization (“Securitization”) and $25 million working capital line of credit (“Revolver”). The Securitization pricing is based on a designated short-term interest rate plus an agreed upon spread. Amounts outstanding as sold receivables as of March 31, 2003 consisted of two certificates totaling $59.4 million. Within the context of the Securitization, each certificate is issued from a separate facility, each facility set at $50 million. One $50 million facility, with an October 2003 maturity date, has one certificate issued for $50 million. The other $50 million facility, with an October 2005 maturity date, has one certificate issued for $9.4 million. The Revolver, which initially had a May 2002 maturity date but has been extended to a May 2003 maturity date, bears interest at a rate of LIBOR plus an agreed upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects the Revolver to be renewed during the second quarter of 2003. Availability under the Revolver is subject to a borrowing base calculation. As of March 31, 2003, availability under the Revolver was $25 million with no outstanding amounts. Terms of the Revolver limit the amounts available for capital expenditures and dividends. Both the Securitization and the Revolver require CompuCom to maintain compliance with selected financial covenants and ratios.

CompuCom’s business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to its overall financial position. Generally, the Company’s capital expenditures relate to its information technology hardware and software and improvements in its distribution center. Capital expenditures were $2.3 million for the three months ended March 31, 2003, as compared to $1.3 million for the same period in 2002. CompuCom currently expects capital expenditures of approximately $6 million to $8 million in the remaining nine months of 2003.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. CompuCom does not expect FIN 46 to have a material effect on its financial condition or results of operations.

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

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risks

This document contains “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements may be identified by words such as “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions. Although we believe the expectations contained in the forward-looking statements are reasonable, we can give no assurance that the expectations will prove correct. In addition, the forward-looking statements do not reflect the potential impact of any future acquisitions or mergers and related integration, dispositions, joint ventures, strategic investments or one-time events. These forward-looking statements are subject to certain risks and uncertainties and a number of factors that could cause actual results to differ materially from those indicated by the forward-looking statements, and as a result could have an adverse impact on our business, financial condition and operating results. These factors include: our ability to grow product and service revenue; declines in product revenue and product gross margin may occur and may be greater than anticipated; our ability to improve services gross margin dollars and services gross margin as a percentage of total gross margin; our ability to meet manufacturer’s expectations in providing assistance in implementing direct fulfillment initiatives; our ability to find additional ways to leverage costs and reduce costs further, including financing costs; our ability to improve operational efficiency; our ability to win new clients; the expansion of the services the Company provides may not be as broad as the Company currently expects or widely accepted by clients; the manufacturers who use the Company’s direct services may elect not to use those services; our ability to retain key employees of acquired businesses; our ability to accurately value acquired businesses; and our ability to improve product and service gross margin and our balance sheet. Other factors that could cause actual results to differ include: acquisition integration issues; the impact of competitive pricing and supply; manufacturers’ shift to direct fulfillment programs may be more significant than anticipated; the long-term effect of the Hewlett Packard acquisition of Compaq; lower demand than anticipated for the products and services the Company sells; changes to suppliers’ pricing, price protection, rebate and incentive programs; short-term interest rate fluctuations; general economic conditions including uncertainty created by military action; employee turnover; potential impact of litigation; the ability to collect trade and vendor accounts receivable; the impact of certain business and economic factors on the valuation of certain investments in other businesses CompuCom has made or may make; and other uncertainties that may have an impact on future revenue and earnings as well as the risks and uncertainties set forth from time to time in our other public reports and statements, including the risk factors set forth in our Annual Report on Form 10-K. As a result, readers should not place undue reliance on these forward-looking statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk

CompuCom is exposed to interest rate risk primarily through its Securitization and Revolver. CompuCom utilizes its Securitization and Revolver for its working capital and other borrowing needs. If CompuCom’s effective interest rate were to increase by 100 basis points (1.00%), CompuCom’s annual financing expense would increase by approximately $0.6 million based on the average balances utilized under the Securitization and Revolver during the three months ended March 31, 2003.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

CompuCom is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, these matters are not material.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index on page 25.

(b)	Reports on Form 8-K

None.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCOM SYSTEMS, INC.
(Registrant)

DATE: May 13, 2003	/s/ J. Edward Coleman
J. Edward Coleman, Chairman of the Board, President, Chief Executive Officer, and Director

DATE: May 13, 2003	/s/ M. Lazane Smith
M. Lazane Smith, Senior Vice President, Finance, Chief Financial Officer, Secretary and Director

Certification

I, J. Edward Coleman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CompuCom Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ M. Lazane Smith

M. Lazane Smith

Senior Vice President, Finance, and

Chief Financial Officer

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

99(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002