Form 10-Q
period 2003-06-30
COMPUCOM SYSTEMS INC
filed 2003-08-06
CIK 736291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the three months ended June 30, 2003

Commission File Number 0-14371

COMPUCOM SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	38-2363156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7171 Forest Lane, Dallas, TX	75230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 856-3600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares of the Registrant’s common stock outstanding as of August 4, 2003 was 49,664,672 shares.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(unaudited)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$127,971	$128,039
Receivables, net	152,746	146,732
Inventories	28,847	27,732
Other	6,181	6,899

Total current assets	315,745	309,402

Property and equipment, net	21,948	23,924

Goodwill	102,253	102,253
Intangible assets, net	6,194	7,818
Other	1,020	1,461

Total assets	$447,160	$444,858

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$132,816	$117,252
Accrued liabilities	50,893	71,115

Total current liabilities	183,709	188,367

Stockholders’ equity:
Preferred stock	15,000	15,000
Common stock	495	493
Additional paid-in capital	76,004	75,221
Retained earnings	171,952	165,777

Total stockholders’ equity	263,451	256,491

Total liabilities and stockholders’ equity	$447,160	$444,858

See accompanying notes to condensed consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2003 and 2002

(In thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue:
Product	$304,731	$350,290	$562,149	$609,559
Service	72,997	75,868	145,876	143,547

Total revenue	377,728	426,158	708,025	753,106

Cost of revenue:
Product	284,939	324,011	520,238	556,549
Service	48,892	47,893	99,198	92,024

Total cost of revenue	333,831	371,904	619,436	648,573

Gross margin	43,897	54,254	88,589	104,533
Operating expenses:
Selling	10,328	11,510	20,987	23,819
Service	8,863	11,090	18,114	21,916
General and administrative	15,022	18,863	29,957	36,495
Depreciation and amortization	4,138	4,687	8,318	9,474

Total operating expenses	38,351	46,150	77,376	91,704

Earnings from operations	5,546	8,104	11,213	12,829
Financing expenses, net	86	241	171	550

Earnings before income taxes and cumulative effect of a change in accounting principle for negative goodwill	5,460	7,863	11,042	12,279
Income taxes	2,184	3,144	4,417	4,910

Earnings before cumulative effect of a change in accounting principle for negative goodwill	3,276	4,719	6,625	7,369
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	—	—	707

Net earnings	$3,276	$4,719	$6,625	$8,076

Basic earnings per common share:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$0.06	$0.09	$0.13	$0.14
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	—	—	0.01

Net earnings	$0.06	$0.09	$0.13	$0.15

Diluted earnings per common share:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$0.06	$0.09	$0.12	$0.14
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	—	—	0.01

Net earnings	$0.06	$0.09	$0.12	$0.15

Average common shares outstanding:
Basic	49,389	48,429	49,349	48,401
Diluted	51,096	50,034	51,090	49,547

See accompanying notes to condensed consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$6,625	$8,076
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	(707)
Depreciation and amortization	8,318	9,474
Deferred income taxes	1,906	791
Changes in assets and liabilities:
Receivables	(6,014)	(27,921)
Inventories	(1,115)	(6,084)
Other current assets	(1,191)	(1,172)
Accounts payable	15,564	36,377
Accrued liabilities and other	(20,391)	(21,660)

Net cash provided by (used in) operating activities	3,702	(2,826)

Cash flows from investing activities:
Capital expenditures	(4,105)	(3,143)

Net cash used in investing activities	(4,105)	(3,143)

Cash flows from financing activities:
Issuance of common stock	785	584
Preferred stock dividends	(450)	(450)

Net cash provided by financing activities	335	134

Net decrease in cash and cash equivalents	(68)	(5,835)
Cash and cash equivalents at beginning of period	128,039	123,150

Cash and cash equivalents at end of period	$127,971	$117,315

See accompanying notes to condensed consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2003

(unaudited)

(1)	General

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the 2002 Annual Report on Form 10-K for CompuCom Systems, Inc. (“CompuCom” or “the Company”). The information furnished is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are in the opinion of management necessary for a fair presentation of the results for these interim periods. Interim results are not necessarily indicative of results expected for future interim periods or for the year ending December 31, 2003.

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

	Three months ended June 30, 2003			Six months ended June 30, 2003
	Earnings (Numerator)	Shares (Denominator)	EPS	Earnings (Numerator)	Shares (Denominator)	EPS
Net earnings	$3,276			$6,625
Less: Preferred stock dividends	(225)			(450)

Basic EPS
Earnings available to common stockholders	3,051	49,389	$0.06	6,175	49,349	$0.13

Effect of dilutive securities
Stock options		1,707			1,741

Diluted EPS
Earnings available + assumed conversions	$3,051	51,096	$0.06	$6,175	51,090	$0.12

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2003

(unaudited)

	Three months ended June 30, 2002			Six months ended June 30, 2002
	Earnings (Numerator)	Shares (Denominator)	EPS	Earnings (Numerator)	Shares (Denominator)	EPS
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$4,719			$7,369
Less: Preferred stock dividends	(225)			(450)

Basic EPS
Earnings available to common stockholders before cumulative effect of a change in accounting principle for negative goodwill	4,494	48,429	$0.09	6,919	48,401	$0.14

Effect of dilutive securities
Stock options		1,605			1,146

Diluted EPS
Earnings available + assumed conversions	$4,494	50,034	$0.09	$6,919	49,547	$0.14

CompuCom has excluded 3,968,648 and 3,974,368 shares from its calculations of diluted earnings per share for the three and six months ended June 30, 2003, respectively, and has excluded 4,054,469 and 4,239,231 shares from its calculations of diluted earnings per share for the three and six months ended June 30, 2002, respectively, as they are considered anti-dilutive.

(4)	Stock-Based Compensation

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

June 30, 2003

(unaudited)

The following table displays the effect on net earnings and earnings per share had the fair value method been applied during each period presented (in thousands, except per share data):

		Three months ended June 30,
		2003	2002
Net earnings as reported		$3,276	$4,719
Stock-based compensation excluded from reported net earnings, net of tax		503	568

Pro forma net earnings		$2,773	$4,151

Basic earnings per share	As reported	$0.06	$0.09
	Pro forma	$0.05	$0.08
Diluted earnings per share	As reported	$0.06	$0.09
	Pro forma	$0.05	$0.08

		Six months ended June 30,
		2003	2002
Net earnings as reported		$6,625	$8,076
Stock-based compensation excluded from reported net earnings, net of tax		915	1,013
Pro forma net earnings		$5,710	$7,063
Basic earnings per share	As reported	$0.13	$0.15
	Pro forma	$0.11	$0.14
Diluted earnings per share	As reported	$0.12	$0.15
	Pro forma	$0.10	$0.13

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2003

(unaudited)

(5)	Goodwill and Intangible Assets

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of CompuCom’s intangible assets with definite useful lives as of June 30, 2003 and December 31, 2002 (in thousands):

		June 30, 2003
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net
Customer-related	6 – 11 years	$15,467	$10,293	$5,174
Contract-related	24 – 36 months	2,840	1,820	1,020

Total		$18,307	$12,113	$6,194

		December 31, 2002
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net
Customer-related	6 – 11 years	$15,467	$9,107	$6,360
Contract-related	24 – 36 months	2,840	1,382	1,458

Total		$18,307	$10,489	$7,818

Amortization expense related to intangible assets with definite useful lives was $0.8 million and $1.6 million for the three and six months ended June 30, 2003, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2002, respectively. The following table provides estimated amortization expense related to intangible assets with definite useful lives for each of the years in the five-year period ending December 31, 2007:

Remainder of 2003	$1,522
2004	2,494
2005	579
2006	246
2007 and thereafter	1,353

$6,194

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, approximately $1.3 million of negative goodwill associated with the 2001 MicroAge Technology Services, L.L.C. acquisition was recognized on the Condensed Consolidated Statements of Operations in the first quarter of 2002 as a cumulative effect of a change in accounting principle. There has been no change in the carrying amount of goodwill for the six months ended June 30, 2003.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2003

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

The following table provides a summary rollforward by category of the activity in CompuCom’s restructuring accrual for the six months ended June 30, 2003 (in thousands):

	Accrual at December 31, 2002	Cash Payments	Accrual at June 30, 2003
Lease termination costs	$1,303	$(318)	$985

The remaining accrual at June 30, 2003 is reflected in Accrued liabilities on CompuCom’s Condensed Consolidated Balance Sheet and relates to six leases for former office sites that have not been terminated, two of which have not been sublet. The Company believes the restructuring accrual is adequate. Differences, if any, between the estimated amount accrued and actual amounts paid will be reflected in operating expenses in future periods.

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

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2003

(unaudited)

Three Months Ended June 30, 2003

Operating Results (in thousands)	Product	Service	Total
Revenues	$304,731	$72,997	$377,728
Gross margin	19,792	24,105	43,897
Operating earnings (loss)	(1,001)	6,547	5,546
Financing expenses, net			(86)

Earnings before income taxes			$5,460

Three Months Ended June 30, 2002

Operating Results (in thousands)	Product	Service	Total
Revenues	$350,290	$75,868	$426,158
Gross margin	26,279	27,975	54,254
Operating earnings	2,083	6,021	8,104
Financing expenses, net			(241)

Earnings before income taxes			$7,863

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2003

(unaudited)

Six Months Ended June 30, 2003

Operating Results (in thousands)	Product	Service	Total
Revenues	$562,149	$145,876	$708,025
Gross margin	41,911	46,678	88,589
Operating earnings	394	10,819	11,213
Financing expenses, net			(171)

Earnings before income taxes			$11,042

Six Months Ended June 30, 2002

Operating Results (in thousands)	Product	Service	Total
Revenues	$609,559	$143,547	$753,106
Gross margin	53,010	51,523	104,533
Operating earnings	4,533	8,296	12,829
Financing expenses, net			(550)

Earnings before income taxes and cumulative effect of a change in accounting for negative goodwill			$12,279

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2003

(unaudited)

(8)	Financing Arrangements

At June 30, 2003, CompuCom had financing arrangements of $125 million, consisting of a $100 million receivable securitization (“Securitization”) and a $25 million working capital line of credit (“Revolver”).

The Securitization’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The Securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable (“receivables”) to a consolidated, wholly-owned bankruptcy-remote special purpose subsidiary (the “SPS”). The risk that CompuCom bears from bad debt losses on receivables sold is addressed in its allowance for doubtful accounts. The SPS has sold and, subject to certain conditions, may from time to time sell, an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. The sales are reflected as reductions of Receivables, net on the Condensed Consolidated Balance Sheets and are included in the net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The proceeds from the sale of receivables are used primarily to fund working capital requirements. Amounts outstanding and removed from the Condensed Consolidated Balance Sheet as sold receivables as of June 30, 2003, consisted of two certificates totaling $60 million. Within the context of the Securitization, each certificate is issued from a separate facility, each facility set at $50 million. One $50 million facility, with an October 2003 maturity date, has one certificate issued for $50 million. The other $50 million facility, with an October 2005 maturity date, has one certificate issued for $10 million. CompuCom retains the portion of the sold receivables that are in excess of the amounts outstanding, referred to as retained. The carrying amount of CompuCom’s retained interest, which approximates fair value because of the short term nature of the receivables, is reflected in Receivables, net on the Condensed Consolidated Balance Sheets. CompuCom is retained as servicer of the receivables; however, the cost of servicing is not material. Discounts associated with the sale of receivables totaled $0.4 million and $0.7 million for the three and six months ended June 30, 2003, respectively, and $0.5 and $0.9 million for the three and six months ended June 30, 2002, respectively, and are included in Financing expenses, net on the Condensed Consolidated Statements of Operations.

The Revolver, which initially had a May 2002 maturity date but has been extended to a September 2003 maturity date, bears interest at a rate of LIBOR plus an agreed-upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects the Revolver to be renewed during the third quarter of 2003. Availability under the Revolver is subject to a borrowing base calculation. As of June 30, 2003, availability under the Revolver was $25 million. No amounts were outstanding under the Revolver as of June 30, 2003, and December 31, 2002. Terms of the Revolver limit the amounts available for capital expenditures and dividends. Both the Securitization and the Revolver require CompuCom to maintain compliance with selected financial covenants and ratios.

Interest income of $0.3 million and $0.6 million was earned during the three and six months ended June 30, 2003, respectively, and $0.5 million and $1.1 million was earned during the three and six months ended June 30, 2002, respectively. Interest income is included in Financing expenses, net, on the Condensed Consolidated Statements of Operations.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2003

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

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2003

Results of Operations

The following table shows CompuCom’s total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, income taxes, cumulative effect of a change in accounting principle for negative goodwill, and net earnings are shown as a percentage of total revenue for the three and six months ended June 30, 2003 and 2002:

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenue:
Product	$304,731	$350,290	$562,149	$609,559
Service	72,997	75,868	145,876	143,547

Total revenue	$377,728	$426,158	$708,025	$753,106

Gross margin:
Product	$19,792	$26,279	$41,911	$53,010
Service	24,105	27,975	46,678	51,523

Total gross margin	$43,897	$54,254	$88,589	$104,533

Gross margin percentage:
Product	6.5%	7.5%	7.5%	8.7%
Service	33.0%	36.9%	32.0%	35.9%

Total gross margin percentage	11.6%	12.7%	12.5%	13.9%
Operating expenses:
Selling	2.7%	2.7%	3.0%	3.2%
Service	2.3%	2.6%	2.6%	2.9%
General and administrative	4.0%	4.4%	4.2%	4.8%
Depreciation and amortization	1.1%	1.1%	1.2%	1.3%

Total operating expenses	10.1%	10.8%	11.0%	12.2%

Earnings from operations	1.5%	1.9%	1.5%	1.7%
Financing expenses, net	—	0.1%	—	0.1%

Earnings before income taxes and cumulative effect of a change in accounting principle for negative goodwill	1.5%	1.8%	1.5%	1.6%
Income taxes	0.6%	0.7%	0.6%	0.6%

Earnings before cumulative effect of a change in accounting principle for negative goodwill	0.9%	1.1%	0.9%	1.0%
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	—	—	0.1%

Net earnings	0.9%	1.1%	0.9%	1.1%

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Quarter Ended June 30, 2003 to the Quarter Ended June 30, 2002

Product revenue is primarily derived from the sale of hardware, which mainly includes desktop, networking, storage, and mobile computing products and peripherals. Also included in product revenue is the sale of software, which includes software-related products and licenses. Product revenue declined 13.0% to $304.7 million in the second quarter of 2003 from $350.3 million in the second quarter of 2002. The decline in product revenue was principally driven from a decrease in the hardware portion of total product revenue, which declined 19.7% to $209.4 million in the second quarter of 2003 from $260.9 million in the second quarter of 2002. This was partially offset by a 6.6% increase in the software portion of total product revenue to $95.3 million in the second quarter 2003 from $89.4 million in the second quarter 2002. CompuCom believes economic conditions relative to technology procurement continue to hamper the demand for the products it sells mainly to its Fortune 1000 client base. As a result, product purchases and IT projects continue to be delayed, downsized or cancelled. The increase in the software portion of total product revenue is primarily a result of the expansion of CompuCom’s product offerings and client base relative to software. On a sequential basis, product revenue increased 18.4%. Although the majority of the sequential revenue growth can be attributed to higher software sales, hardware sales also slightly increased. While the Company considers the increase in software sales to primarily be a normal, seasonal trend as the second quarter is typically the highest revenue quarter during the year for software sales, software sales were also positively impacted by the expansion of CompuCom’s product offerings and client base.

Product gross margin is the difference between product revenue and the cost of that product revenue. The cost of product revenue consists primarily of the price CompuCom pays to acquire the product from the vendor. Product gross margin dollars decreased $6.5 million to $19.8 million in the second quarter 2003 from $26.3 million in the second quarter 2002. Product gross margin as a percentage of product revenue decreased to 6.5% in the second quarter of 2003 from 7.5% in the second quarter of 2002 and from 8.6% in the first quarter of 2003. CompuCom believes the decline in product gross margin as a percentage of product revenue on both a comparable prior year quarter and sequential quarter basis was primarily due to an increase in the mix of lower margin software revenue relative to total product revenue, as well as a decrease in volume incentive dollars received from suppliers. Due to economic and competitive conditions, CompuCom expects to experience continued pressure on both product revenue and product gross margin, the result of which may be to report both lower product revenue and gross margin dollars, as well as a lower gross margin percentage when compared to the comparable prior year period or previous quarter.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Service revenue is primarily derived from services directly related to the sale of product, such as configuration, vendor warranty contracts and services to support certain OEM product fulfillment programs, IT outsourcing services, such as desktop support, field engineering, and help desk, as well as application development, systems integration, contract consulting and other consulting services. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales. Service revenue decreased 3.8% to $73.0 million for the second quarter of 2003 from $75.9 million for the second quarter of 2002, and was slightly higher than the first quarter of 2003. Service gross margin as a percentage of service revenue for the second quarter of 2003 was 33.0% compared to 36.9% for the same period in 2002. The decrease in service revenue and service gross margin for the second quarter of 2003 as compared to the same period in 2002 was primarily due to lower IT outsourcing revenue and services revenue directly related to the sale of product. This decline in service revenue was partially offset by an increase in certain contract consulting services. Sequentially, service gross margin increased from 31.0% in the first quarter of 2003 to 33.0% in the second quarter of 2003. This increase was primarily due to improved utilization in IT outsourcing services, partially offset by lower utilization in application development services due to a delay in the commencement of certain projects. In addition, service gross margins were positively impacted by a decrease in relatively lower margin services to the federal government. CompuCom expects to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period or previous quarter.

Selling expenses consist primarily of salary, commissions and benefits for sales and sales-support personnel, along with other costs directly related to such personnel. Selling expenses were $1.2 million lower for the three months ended June 30, 2003 as compared to the same period in the prior year. CompuCom attributes this decrease to its own cost management efforts, primarily related to sales-support personnel and related costs, as well as to those costs that vary directly with revenue. Selling expenses as a percentage of revenue were flat during the same periods.

Service expenses consist primarily of salary and benefits cost for personnel supporting the service business, along with other costs directly related to such personnel. Service expenses decreased $2.2 million for the second quarter of 2003 as compared to the second quarter of 2002. As a percentage of revenue, service expenses were 2.3% for the second quarter of 2003 as compared to 2.6% for the same period a year ago. The reduction was due primarily to CompuCom’s cost management efforts which include personnel-related costs, as well as certain infrastructure costs, primarily telecommunications expense.

General and administrative expenses consist principally of salary and benefit costs for executive, operations, information services, and administrative personnel, along with certain infrastructure costs directly related to such personnel, as well as professional services and other general corporate activities. General and administrative expenses declined $3.8 million for the second quarter of 2003 as compared to the second quarter of 2002 and, as a percentage of revenue, dropped from 4.4% to 4.0% for the comparable periods. The decrease is reflective of CompuCom’s ongoing cost management efforts which primarily include personnel-related costs as well as certain occupancy-related expenses. Operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset certain expenses incurred.

Depreciation and amortization expense was approximately $0.5 million lower for the second quarter of 2003 as compared to the second quarter of 2002. As a percentage of revenue, depreciation and amortization expense was flat during the same periods.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing expenses, net declined approximately $0.2 million for the quarter ended June 30, 2003 as compared to the same period in the prior year. This decrease was primarily due to lower effective interest rates in the second quarter of 2003 as compared to the second quarter of 2002. The decrease in financing expenses, net was partially offset by lower interest earned on available cash for the comparable periods, primarily as a result of a decline in interest rates.

As a result of the factors discussed above, CompuCom recorded net earnings for the quarter ended June 30, 2003 of $3.3 million. This compares to net earnings of $4.7 million for the quarter ended June 30, 2002.

Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

Product revenue declined 7.8% to $562.1 million in the six months ended June 30, 2003 from $609.6 million in the six months ended June 30, 2002. The decrease consisted of a 12.8% decline in the hardware portion of total product revenue, partially offset by a 10.2% increase in the software portion of total product revenue. CompuCom believes economic conditions relative to technology procurement continue to hamper the demand for the products it sells mainly to its Fortune 1000 client base. As a result, product purchases and IT projects continue to be delayed, downsized or cancelled. The increase in the software portion of total product revenue is primarily a result of the expansion of CompuCom’s product offerings and client base relative to software.

Product gross margin as a percentage of product revenue decreased to 7.5% in the six months ended June 30, 2003 from 8.7% in the six months ended June 30, 2002. CompuCom believes the decrease in product gross margin as a percentage of product revenue was due to an increase in the mix of lower margin software revenue relative to total product revenue, as well as a decrease in volume incentive dollars received from suppliers. Due to economic and competitive conditions, CompuCom expects to experience continued pressure on both product revenue and gross margin, the result of which may be to report both lower product revenue and gross margin dollars, as well as a lower gross margin percentage when compared to the comparable prior year period.

Service revenue increased 1.6% to $145.9 million for the six months ended June 30, 2003 compared to $143.5 million for the six months ended June 30, 2002. The higher service revenue was primarily due to increases in certain contract consulting services and services to the federal government, partially offset by decreases in IT outsourcing services and services directly related to the sale of product. Service gross margin as a percentage of service revenue decreased for the six months ended June 30, 2003 to 32.0% from 35.9% for the same period in 2002. This decrease was primarily a result of lower higher-margin IT outsourcing services revenues and product-related services and an increase in relatively lower-margin services to the federal government and certain contract consulting services. CompuCom expects to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period or previous quarter.

Selling expenses were $2.8 million lower for the six months ended June 30, 2003 as compared to the same period in the prior year, resulting in selling expenses as a percentage of revenue declining to 3.0% for the six months ended June 30, 2003 from 3.2% for the same period a year ago. CompuCom attributes this decrease to its own cost management efforts, primarily related to sales-support personnel and related costs, as well as to those costs that vary directly with revenue.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Service expenses decreased $3.8 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. As a percentage of revenue, service expenses declined to 2.6% for the six months ended June 30, 2003 from 2.9% for the same period a year ago. The decrease was due primarily to CompuCom’s cost management efforts which include personnel-related costs, as well as certain infrastructure cost reductions, primarily telecommunications expense.

General and administrative expenses decreased $6.5 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, representing a decline in general and administrative expense as a percentage of revenue from 4.8% to 4.2%. The decrease is reflective of the Company’s ongoing cost management efforts which primarily include personnel-related costs and certain occupancy-related expenses.

Depreciation and amortization expense decreased approximately $1.2 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. As a percentage of revenue, depreciation and amortization expense declined from 1.3% for the six months ended June 30, 2002 to 1.2% for the six months ended June 30, 2003.

Financing expenses, net decreased approximately $0.4 million for the six months ended June 30, 2003 as compared to the same period in the prior year, primarily due to lower effective interest rates. The decrease in financing expenses, net was partially offset by lower interest earned on available cash for the comparable periods, primarily as a result of a decline in interest rates.

As a result of the factors discussed above, CompuCom recorded net earnings for the six months ended June 30, 2003 of $6.6 million. This compares to net earnings before the cumulative effect of a change in accounting principle for negative goodwill of $7.4 million for the six months ended June 30, 2002.

Liquidity and Capital Resources

Working capital at June 30, 2003 was $132.0 million compared to $121.0 million at December 31, 2002. The increase in working capital was primarily the result of a $6.0 million increase in receivables and a $4.7 million decrease in net current liabilities.

CompuCom’s liquidity is impacted by the dollar volume of certain manufacturers’ customer specific rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for the product and then claim a rebate from the manufacturer to reduce the final cost. These rebates are then passed on to the customer in the form of a reduced sales price. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom’s initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. These programs have been at times a material factor in CompuCom’s financing needs. As of June 30, 2003 and December 31, 2002, CompuCom was owed approximately $15.5 million and $18.5 million, respectively, under these vendor rebate programs. These outstanding amounts are included as a reduction to Accounts payable on the Condensed Consolidated Balance Sheets and a reduction of Cost of revenue on the Condensed Consolidated Statements of Operations.

CompuCom participates in certain programs provided by various suppliers that enable it to earn volume incentive dollars. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction of cost of revenue when earned. The Company also receives vendor reimbursements that offset certain training, promotional and marketing costs incurred by the Company. These amounts are recorded as Receivables on the Condensed Consolidated Balance Sheets, and any amounts received in excess of the actual amounts incurred are recorded as a reduction of Cost of revenue on the Condensed Consolidated Statements of Operations. As of June 30, 2003 and December 31, 2002, CompuCom was owed approximately $3.8 million and $3.3 million, respectively, under these supplier incentive programs.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CompuCom’s working capital requirements are generally funded through financing arrangements and internally generated funds. As of June 30, 2003, CompuCom’s financing arrangements consisted of a $100 million receivable securitization (“Securitization”) and a $25 million working capital line of credit (“Revolver”). The Securitization’s pricing is based on a designated short-term interest rate plus an agreed upon spread. Amounts outstanding as sold receivables as of June 30, 2003 consisted of two certificates totaling $60 million. Within the context of the Securitization, each certificate is issued from a separate facility, each facility set at $50 million. One $50 million facility, with an October 2003 maturity date, has one certificate issued for $50 million. The other $50 million facility, with an October 2005 maturity date, has one certificate issued for $10 million. The Revolver, which initially had a May 2002 maturity date but has been extended to a September 2003 maturity date, bears interest at a rate of LIBOR plus an agreed upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects the Revolver to be renewed during the third quarter of 2003. Availability under the Revolver is subject to a borrowing base calculation. As of June 30, 2003, availability under the Revolver was $25 million with no outstanding amounts. Terms of the Revolver limit the amounts available for capital expenditures and dividends. Both the Securitization and the Revolver require CompuCom to maintain compliance with selected financial covenants and ratios.

CompuCom’s business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to its overall financial position. Generally, the Company’s capital expenditures relate to its information technology hardware and software and improvements in its distribution center. Capital expenditures were $4.1 million for the six months ended June 30, 2003, as compared to $3.1 million for the same period in 2002. CompuCom currently expects capital expenditures of approximately $4 million to $6 million in the remaining six months of 2003.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. CompuCom does not expect SFAS No.150 to have a material effect on its financial condition or results of operations.

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

Forward Looking Statements and Risks

This document contains “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements may be identified by words such as “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions. Although we believe the expectations contained in the forward-looking statements are reasonable, we can give no assurance that the expectations will prove correct. In addition, the forward-looking statements do not reflect the potential impact of any future acquisitions or mergers and related integration, dispositions, joint ventures, strategic investments or one-time events. These forward-looking statements are subject to certain risks and uncertainties and a number of factors that could cause actual results to differ materially from those indicated by the forward-looking statements, and as a result could have an adverse impact on our business, financial condition and operating results. These factors include: our ability to grow product and service revenue; declines in product revenue and product gross margin may occur and may be greater than anticipated; our ability to improve services gross margin dollars and services gross margin as a percentage of total gross margin; our ability to find additional ways to leverage costs and reduce costs further, including financing costs; our ability to improve operational efficiency; our ability to win new clients; the expansion of the services the Company provides may not be as broad as the Company currently expects or widely accepted by clients; the manufacturers who use the Company’s direct services may elect not to use those services; our ability to retain key employees; our ability to accurately value acquired businesses; and our ability to improve product and service gross margin and our balance sheet. Other factors that could cause actual results to differ include: the impact of competitive pricing and supply; manufacturers’ shift to direct fulfillment programs may be more significant than anticipated; the long-term effect of the Hewlett Packard acquisition of Compaq; lower demand than anticipated for the products and services the Company sells; changes to suppliers’ pricing, price protection, rebate and incentive programs; short-term interest rate fluctuations; general economic conditions including uncertainty created by military action; employee turnover; potential impact of litigation; the ability to collect trade and vendor accounts receivable; the impact of certain business and economic factors on the valuation of certain investments in other businesses CompuCom has made or may make; and other uncertainties that may have an impact on future revenue and earnings as well as the risks and uncertainties set forth from time to time in our other public reports and statements, including the risk factors set forth in our Annual Report on Form 10-K. As a result, readers should not place undue reliance on these forward-looking statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk

CompuCom is exposed to interest rate risk primarily through its Securitization and Revolver. CompuCom utilizes its Securitization and Revolver for its working capital and other borrowing needs. If CompuCom’s effective interest rate were to increase by 100 basis points (1.00%), CompuCom’s annual financing expense would increase by approximately $0.6 million based on the average balances utilized under the Securitization and Revolver during the six months ended June 30, 2003.

Currently, CompuCom does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.

Item 4. Controls and Procedures

As of June 30, 2003, CompuCom carried out an evaluation, under the supervision and with the participation of CompuCom’s management, including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of CompuCom’s disclosure controls and procedures. Based upon that evaluation, CompuCom’s President and Chief Executive Officer and Chief Financial Officer concluded that CompuCom’s disclosure controls and procedures are effective in enabling it to record, process, summarize and report information required to be included in the periodic SEC filings within the required time period. There have been no significant changes in CompuCom’s internal controls or in other factors that could significantly affect internal controls subsequent to the date CompuCom carried out its evaluation.

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

COMPUCOM SYSTEMS, INC.
(Registrant)

DATE: August 6, 2003	/s/ J. Edward Coleman
J. Edward Coleman,
Chairman of the Board, President, Chief Executive Officer, and Director

DATE: August 6, 2003	/s/ M. Lazane Smith
M. Lazane Smith,
Senior Vice President, Finance, Chief Financial Officer, Secretary and Director

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002