Form 10-Q
period 2003-09-30
COMPUCOM SYSTEMS INC
filed 2003-11-14
CIK 736291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the three months ended September 30, 2003

Commission File Number 0-14371

COMPUCOM SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	38-2363156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7171 Forest Lane, Dallas, TX	75230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 856-3600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒     No  ☐

The number of shares of the Registrant’s common stock outstanding as of November 13, 2003 was 49,930,672 shares.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$131,592	$128,039
Receivables, net	105,781	146,732
Inventories	35,902	27,732
Other	5,653	6,899

Total current assets	278,928	309,402

Property and equipment, net	20,322	23,924

Goodwill	102,253	102,253
Intangible assets, net	5,433	7,818
Other	713	1,461

Total assets	$407,649	$444,858

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$83,900	$117,252
Accrued liabilities	57,414	71,115

Total current liabilities	141,314	188,367

Stockholders’ equity:
Preferred stock	15,000	15,000
Common stock	499	493
Additional paid-in capital	76,965	75,221
Retained earnings	173,871	165,777

Total stockholders’ equity	266,335	256,491

Total liabilities and stockholders’ equity	$407,649	$444,858

See accompanying notes to condensed consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2003 and 2002

(In thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue:
Product	$259,603	$333,081	$821,752	$942,640
Service	71,056	81,008	216,932	224,555

Total revenue	330,659	414,089	1,038,684	1,167,195

Cost of revenue:
Product	241,214	306,955	761,452	863,504
Service	49,462	54,574	148,660	146,598

Total cost of revenue	290,676	361,529	910,112	1,010,102

Gross margin	39,983	52,560	128,572	157,093

Operating expenses:
Selling	10,470	11,286	31,457	35,105
Service	8,625	10,223	26,739	32,139
General and administrative	13,690	17,770	43,647	54,265
Depreciation and amortization	3,555	4,380	11,873	13,854

Total operating expenses	36,340	43,659	113,716	135,363

Earnings from operations	3,643	8,901	14,856	21,730

Financing expenses, net	71	(27)	242	523

Earnings before income taxes and cumulative effect of a change in accounting principle for negative goodwill	3,572	8,928	14,614	21,207

Income taxes	1,428	3,471	5,845	8,381

Earnings before cumulative effect of a change in accounting principle for negative goodwill	2,144	5,457	8,769	12,826

Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	—	—	707

Net earnings	$2,144	$5,457	$8,769	$13,533

Basic earnings per common share:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$0.04	$0.11	$0.16	$0.25
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	—	—	0.01

Net earnings	$0.04	$0.11	$0.16	$0.26

Diluted earnings per common share:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$0.04	$0.10	$0.16	$0.24
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	—	—	0.01

Net earnings	$0.04	$0.10	$0.16	$0.25

Average common shares outstanding:
Basic	49,709	48,734	49,470	48,513
Diluted	51,902	51,001	51,386	50,154

See accompanying notes to condensed consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$8,769	$13,533
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	(707)
Depreciation and amortization	11,873	13,854
Deferred income taxes	2,204	503
Changes in assets and liabilities:
Receivables	40,951	(15,107)
Inventories	(8,170)	(6,644)
Other current assets	(895)	(1,361)
Accounts payable	(33,352)	17,139
Accrued liabilities and other	(13,834)	(16,450)

Net cash provided by operating activities	7,546	4,760

Cash flows from investing activities:
Capital expenditures	(5,068)	(4,148)

Net cash used in investing activities	(5,068)	(4,148)

Cash flows from financing activities:
Issuance of common stock	1,750	1,347
Preferred stock dividends	(675)	(675)

Net cash provided by financing activities	1,075	672

Net increase in cash and cash equivalents	3,553	1,284
Cash and cash equivalents at beginning of period	128,039	123,150

Cash and cash equivalents at end of period	$131,592	$124,434

See accompanying notes to condensed consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2003

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

	Three months ended September 30, 2003			Nine months ended September 30, 2003
	Earnings (Numerator)	Shares (Denominator)	EPS	Earnings (Numerator)	Shares (Denominator)	EPS
Net earnings	$2,144			$8,769
Less: Preferred stock dividends	(225)			(675)

Basic EPS
Earnings available to common stockholders	1,919	49,709	$0.04	8,094	49,470	$0.16

Effect of dilutive securities
Stock options		2,137			1,860
Employee stock purchase plan		56			56

Diluted EPS
Earnings available + assumed conversions	$1,919	51,902	$0.04	$8,094	51,386	$0.16

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2003

(unaudited)

	Three months ended September 30, 2002			Nine months ended September 30, 2002
	Earnings (Numerator)	Shares (Denominator)	EPS	Earnings (Numerator)	Shares (Denominator)	EPS
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$5,457			$12,826
Less: Preferred stock dividends	(225)			(675)

Basic EPS
Earnings available to common stockholders before cumulative effect of a change in accounting principle for negative goodwill	5,232	48,734	$0.11	12,151	48,513	$0.25

Effect of dilutive securities
Stock options		2,222			1,596
Employee stock purchase plan		45			45

Diluted EPS
Earnings available + assumed conversions	$5,232	51,001	$0.10	$12,151	50,154	$0.24

CompuCom has excluded 2,437,757 and 2,461,316 shares from its calculations of diluted earnings per share for the three and nine months ended September 30, 2003, respectively, and has excluded 2,439,832 and 4,070,707 shares from its calculations of diluted earnings per share for the three and nine months ended September 30, 2002, respectively, as they are considered anti-dilutive.

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

September 30, 2003

(unaudited)

The following table displays the effect on net earnings and earnings per share had the fair value method been applied during each period presented (in thousands, except per share data):

		Three months ended September 30,
		2003	2002
Net earnings as reported		$2,144	$5,457
Stock-based compensation excluded from reported net earnings, net of tax		356	469

Pro forma net earnings		$1,788	$4,988

Basic earnings per share	As reported	$0.04	$0.11
	Pro forma	$0.03	$0.10

Diluted earnings per share	As reported	$0.04	$0.10
	Pro forma	$0.03	$0.09

		Nine months ended September 30,
		2003	2002
Net earnings as reported		$8,769	$13,533
Stock-based compensation excluded from reported net earnings, net of tax		1,271	1,482

Pro forma net earnings		$7,498	$12,051

Basic earnings per share	As reported	$0.16	$0.26
	Pro forma	$0.14	$0.23

Diluted earnings per share	As reported	$0.16	$0.25
	Pro forma	$0.13	$0.23

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2003

(unaudited)

(5)	Goodwill and Intangible Assets

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of CompuCom’s intangible assets with definite useful lives as of September 30, 2003 and December 31, 2002 (in thousands):

		September 30, 2003
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net
Customer-related	6 – 11 years	$15,467	$10,886	$4,581
Contract-related	24 – 36 months	2,840	1,988	852

Total		$18,307	$12,874	$5,433

		December 31, 2002
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net
Customer-related	6 – 11 years	$15,467	$9,107	$6,360
Contract-related	24 – 36 months	2,840	1,382	1,458

Total		$18,307	$10,489	$7,818

Amortization expense related to intangible assets with definite useful lives was $0.8 million and $2.4 million for the three and nine months ended September 30, 2003, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2002, respectively. The following table provides estimated amortization expense related to intangible assets with definite useful lives for each of the next five years and thereafter (in thousands):

Remainder of 2003	$761
2004	2,494
2005	579
2006	246
2007 and thereafter	1,353

$5,433

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, approximately $1.3 million of negative goodwill associated with the 2001 MicroAge Technology Services, L.L.C. acquisition was recognized on the Condensed Consolidated Statements of Operations in the first quarter of 2002 as a cumulative effect of a change in accounting principle. There has been no change in the carrying amount of goodwill for the nine months ended September 30, 2003.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2003

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

The following table provides a summary rollforward by category of the activity in CompuCom’s restructuring accrual for the nine months ended September 30, 2003 (in thousands):

	Accrual at December 31, 2002	Cash Payments	Accrual at September 30, 2003
Lease termination costs	$1,303	$(478)	$825

The remaining accrual at September 30, 2003 is reflected in Accrued liabilities on CompuCom’s Condensed Consolidated Balance Sheet and relates to four leases for former office sites that have not been terminated, two of which have not been sublet. The Company believes the restructuring accrual is adequate. Differences, if any, between the estimated amount accrued and actual amounts paid will be reflected in operating expenses in future periods.

(7)	Segment Information

CompuCom defines its operations as two distinct businesses - 1) product business (“product”), where revenue is primarily derived from the sale of desktop, networking, storage, and mobile computing products, as well as peripherals and software-related products and licenses and 2) service business (“service”), which includes revenue primarily derived from application design, development and maintenance, IT outsourcing services, such as desktop support and help desk, configuration, asset tracking, software management, mobile computing services, IT consulting, training, contract consulting, and services provided to support certain manufacturers’ direct fulfillment initiatives. CompuCom measures segment earnings as operating earnings, defined as income before restructuring charges, financing expenses and income taxes. All significant inter-segment activity has been eliminated.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2003

(unaudited)

Three Months Ended September 30, 2003

Operating Results	Product	Service	Total
(in thousands)

Revenues	$259,603	$71,056	$330,659

Gross margin	18,389	21,594	39,983

Operating earnings (loss)	(1,149)	4,792	3,643

Financing expenses, net			(71)

Earnings before income taxes			$3,572

Three Months Ended September 30, 2002

Operating Results	Product	Service	Total
(in thousands)

Revenues	$333,081	$81,008	$414,089

Gross margin	26,126	26,434	52,560

Operating earnings	3,058	5,843	8,901

Financing expenses, net			27

Earnings before income taxes and cumulative effect of a change in accounting for negative goodwill			$8,928

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2003

(unaudited)

Nine Months Ended September 30, 2003

Operating Results	Product	Service	Total
(in thousands)

Revenues	$821,752	$216,932	$1,038,684

Gross margin	60,300	68,272	128,572

Operating earnings (loss)	(755)	15,611	14,856

Financing expenses, net			(242)

Earnings before income taxes			$14,614

Nine Months Ended September 30, 2002

Operating Results	Product	Service	Total
(in thousands)

Revenues	$942,640	$224,555	$1,167,195

Gross margin	79,136	77,957	157,093

Operating earnings	7,591	14,139	21,730

Financing expenses, net			(523)

Earnings before income taxes and cumulative effect of a change in accounting for negative goodwill			$21,207

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2003

(unaudited)

(8)	Financing Arrangements

At September 30, 2003, CompuCom had financing arrangements of $125 million, consisting of a $100 million receivable securitization (“Securitization”) and a $25 million working capital line of credit (“Revolver”).

The Securitization’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The Securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable (“receivables”) to a consolidated, wholly-owned bankruptcy-remote special purpose subsidiary (the “SPS”). The risk that CompuCom bears from bad debt losses on receivables sold is addressed in its allowance for doubtful accounts. The SPS has sold and, subject to certain conditions, may from time to time sell, an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. The sales are reflected as reductions of Receivables, net on the Condensed Consolidated Balance Sheets and are included in the net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The proceeds from the sale of receivables are used primarily to fund working capital requirements. Amounts outstanding and excluded from the Condensed Consolidated Balance Sheet as sold receivables as of September 30, 2003, consisted of two certificates totaling $60 million. Within the context of the Securitization, each certificate is issued from a separate facility, with each facility set at $50 million. One $50 million facility, which matured in October 2003, had one certificate issued for $50 million. Consistent with the Company’s financing requirements, this facility was not renewed. The other $50 million facility, with an October 2005 maturity date, had one certificate issued for $10 million. CompuCom retains the portion of the sold receivables that are in excess of the amounts outstanding, referred to as retained interest. The carrying amount of CompuCom’s retained interest, which approximates fair value because of the short term nature of the receivables, is reflected in Receivables, net on the Condensed Consolidated Balance Sheets. CompuCom is retained as servicer of the receivables; however, the cost of servicing is not material. Discounts associated with the sale of receivables totaled $0.3 million and $1.0 million for the three and nine months ended September 30, 2003, respectively, and $0.4 and $1.3 million for the three and nine months ended September 30, 2002, respectively, and are included in Financing expenses, net on the Condensed Consolidated Statements of Operations.

The Revolver, which initially had a May 2002 maturity date but has been extended to a November 2003 maturity date, bears interest at a rate of LIBOR plus an agreed-upon spread and is secured by a lien on certain CompuCom assets. CompuCom expects the Revolver to be renewed during the fourth quarter of 2003. Availability under the Revolver is subject to a borrowing base calculation. As of September 30, 2003, availability under the Revolver was $25 million. No amounts were outstanding under the Revolver as of September 30, 2003, and December 31, 2002. Terms of the Revolver limit the amounts available for capital expenditures and dividends. Both the Securitization and the Revolver require CompuCom to maintain compliance with selected financial covenants and ratios.

Interest income of $0.3 million and $0.9 million was earned during the three and nine months ended September 30, 2003, respectively and $0.5 million and $1.5 million was earned during the three and nine months ended September 30, 2002, respectively. Interest income is included in Financing expenses, net, on the Condensed Consolidated Statements of Operations.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2003

Founded in 1987, CompuCom Systems, Inc., together with its subsidiaries (“CompuCom” or “the Company”) is a national leader in helping companies plan, implement and manage multi-vendor, industry standard-based computing environments. The Company offers its clients a single-source for procuring, deploying, managing and supporting complex computing environments. Through its comprehensive portfolio of service and product offerings, CompuCom helps clients reduce the costs, complexities, obstacles and risks associated with new technology adoption and acquisition, operational transition and on-going management of their information systems.

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

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table shows CompuCom’s total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, income taxes, cumulative effect of a change in accounting principle for negative goodwill, and net earnings are shown as a percentage of total revenue for the three and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue:
Product	$259,603	$333,081	$821,752	$942,640
Service	71,056	81,008	216,932	224,555

Total revenue	$330,659	$414,089	$1,038,684	$1,167,195

Gross margin:
Product	$18,389	$26,126	$60,300	$79,136
Service	21,594	26,434	68,272	77,957

Total gross margin	$39,983	$52,560	$128,572	$157,093

Gross margin percentage:
Product	7.1%	7.8%	7.3%	8.4%
Service	30.4%	32.6%	31.5%	34.7%

Total gross margin percentage	12.1%	12.7%	12.4%	13.5%

Operating expenses:
Selling	3.2%	2.7%	3.1%	3.0%
Service	2.6%	2.5%	2.6%	2.8%
General and administrative	4.1%	4.3%	4.2%	4.6%
Depreciation and amortization	1.1%	1.1%	1.1%	1.2%

Total operating expenses	11.0%	10.6%	11.0%	11.6%

Earnings from operations	1.1%	2.1%	1.4%	1.9%

Financing expenses, net	—	—	—	(0.1)%

Earnings before income taxes and cumulative effect of a change in accounting principle for negative goodwill	1.1%	2.1%	1.4%	1.8%

Income taxes	0.4%	0.8%	0.6%	0.7%

Earnings before cumulative effect of a change in accounting principle for negative goodwill	0.7%	1.3%	0.8%	1.1%

Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	—	—	0.1%

Net earnings	0.7%	1.3%	0.8%	1.2%

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Quarter Ended September 30, 2003 to the Quarter Ended September 30, 2002

Product revenue is primarily derived from the sale of hardware, which mainly includes desktop, servers, networking, storage, and mobile computing products and peripherals. Also included in product revenue is the sale of software, which includes software-related products and licenses. Product revenue declined 22.1% to $259.6 million in the third quarter of 2003 from $333.1 million in the third quarter of 2002. The product revenue decline was comprised of decreases in both hardware and software. The hardware portion of total product revenue declined to $205.2 million in the third quarter of 2003 from $243.9 million in the third quarter of 2002. The software portion of total product revenue declined to $54.4 million in the third quarter of 2003 from $89.2 million in the third quarter of 2002. CompuCom believes economic conditions relative to technology procurement continue to hamper the demand for the products it sells mainly to its Fortune 1000 client base. As a result, product purchases and IT projects continue to be delayed, downsized or cancelled. In addition, a decrease in hardware sales to the federal government contributed to the decline in the hardware portion of total product revenue. The decrease in the software portion of total product revenue is attributed to higher than normal spending by CompuCom’s clients in the third quarter of 2002 due to announced changes in licensing programs of a certain software provider which resulted in increased demand for those licenses in the third quarter of 2002. Sequentially, product revenue decreased 14.8%. The sequential decrease is primarily the result of a decline in software sales and, to a lesser extent, a decline in hardware sales to the federal government. Partially offsetting this decline was a modest increase in hardware sales to commercial clients.

Product gross margin is the difference between product revenue and the cost of that product revenue. The cost of product revenue consists primarily of the price CompuCom pays to acquire the product from the vendor. Product gross margin dollars decreased $7.7 million to $18.4 million in the third quarter 2003 from $26.1 million in the third quarter 2002. Product gross margin as a percentage of product revenue decreased to 7.1% in the third quarter of 2003 from 7.8% in the third quarter of 2002. CompuCom believes the decline in product gross margin as a percentage of product revenue was primarily due to a decrease in volume incentive dollars received from suppliers, partially offset by a decrease in the mix of lower margin software revenue relative to total product revenue. Sequentially, product gross margin increased to 7.1% from 6.5% in the second quarter of 2003 primarily as a result of a decrease in the mix of lower margin software revenue relative to total product revenue. Due to economic and competitive conditions, CompuCom expects to experience continued pressure on both product revenue and product gross margin, the result of which may be to report both lower product revenue and gross margin dollars, as well as a lower gross margin percentage when compared to the comparable prior year period or previous quarter.

Service revenue is primarily derived from services related to the sale of product, such as configuration and vendor warranty contracts, services that support certain OEM product fulfillment programs, IT outsourcing services, such as desktop support and help desk, as well as application development, systems integration, contract consulting and other consulting services. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales. Service revenue decreased 12.2% to $71.1 million for the third quarter of 2003 from $81.0 million for the third quarter of 2002. The decrease in service revenue was primarily due to lower sales to the federal government, as well as declines in consulting and desktop support services and services to support certain OEM product fulfillment programs. These declines were partially offset by an increase in certain contract consulting services. Service gross margin as a percentage of service revenue for the third quarter of 2003 was 30.4% compared to 32.6% for the same period in 2002. The decrease in service gross margin was primarily the result of lower gross margin in consulting services and a decrease in higher margin services that support certain OEM product fulfillment programs. Also contributing to the decline in service gross margin was an increase in certain lower margin contract consulting services. Sequentially, service revenue decreased 2.7% from the second quarter 2003 while service gross margin was down from the 33.0% reflected in the second quarter of 2003. The sequential decrease in service revenue was primarily due to declines in sales to the federal government, lower software agency fees and consulting services,

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

partially offset by increases in both application development and certain contract consulting services. The sequential decline in service gross margin was primarily due to reduced agency fees associated with software revenue as well as lower gross margin in consulting services. CompuCom expects to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period or previous quarter.

Selling expenses consist primarily of salary, commissions and benefits for sales and sales-support personnel, along with other costs directly related to such personnel. Selling expenses were $0.8 million lower for the three months ended September 30, 2003 as compared to the same period in the prior year. CompuCom attributes this decrease to its own cost management efforts, primarily related to sales-support personnel and related costs, as well as to those costs that vary directly with revenue. Sequentially, selling expenses were up slightly as the Company is investing in the expansion and greater specialization of its sales force. Selling expenses as a percentage of revenue increased to 3.2% in the three months ended September 30, 2003 from 2.7% in the same period in the prior year, primarily due to the decline in total revenue.

Service expenses consist primarily of salary and benefits cost for personnel supporting the service business, along with other costs directly related to such personnel. Service expenses decreased $1.6 million for the third quarter of 2003 as compared to the third quarter of 2002. The reduction was due primarily to CompuCom’s cost management efforts, primarily related to personnel-related costs, as well as certain infrastructure costs, in particular telecommunications expense. As a percentage of revenue, service expenses were 2.6% for the third quarter of 2003 as compared to 2.5% for the same period a year ago.

General and administrative expenses consist principally of salary and benefit costs for executive, operations, information services, and administrative personnel, along with certain infrastructure costs directly related to such personnel, professional services and other general corporate activities. General and administrative expenses declined $4.1 million for the third quarter of 2003 as compared to the third quarter of 2002 and, as a percentage of revenue, dropped from 4.3% to 4.1% for the comparable periods. Sequentially, general and administrative expenses decreased $1.3 million. The decreases are reflective of CompuCom’s ongoing cost management efforts, primarily involving personnel-related costs. Operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset certain expenses incurred.

Depreciation and amortization expense was approximately $0.8 million lower for the third quarter of 2003 as compared to the third quarter of 2002. As a percentage of revenue, depreciation and amortization expense was 1.1% for both periods.

Financing expenses, net consists of both financing costs and interest earned on available cash. Financing expenses, net increased approximately $0.1 million for the quarter ended September 30, 2003 as compared to the same period in the prior year. The increase was primarily due to a reduction in interest earned on available cash for the comparable periods, mainly caused by lower interest rates. This increase was partially offset by a decrease in financing costs attributable to lower effective interest rates.

As a result of the factors discussed above, CompuCom recorded net earnings for the quarter ended September 30, 2003 of $2.1 million. This compares to net earnings of $5.5 million for the quarter ended September 30, 2002.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002

Product revenue declined 12.8% to $821.8 million in the nine months ended September 30, 2003 from $942.6 million in the nine months ended September 30, 2002. The decrease consisted of a 13.8% decline in the hardware portion of total product revenue, along with a 9.6% decline in the software portion of total product revenue. CompuCom believes economic conditions relative to technology procurement continue to hamper the demand for the products it sells mainly to its Fortune 1000 client base. As a result, product purchases and IT projects continue to be delayed, downsized or cancelled. The decrease in the software portion of total product revenue is attributed to higher than normal spending by CompuCom’s clients due to announced changes in licensing programs of a certain software provider which resulted in increased demand for those licenses in the nine months ended September 30, 2002.

Product gross margin as a percentage of product revenue decreased to 7.3% in the nine months ended September 30, 2003 from 8.4% in the nine months ended September 30, 2002. CompuCom believes the decline in product gross margin as a percentage of product revenue was primarily due to a decrease in volume incentive dollars received from suppliers. Due to economic and competitive conditions, CompuCom expects to experience continued pressure on both product revenue and gross margin, the result of which may be to report both lower product revenue and gross margin dollars, as well as a lower gross margin percentage when compared to the comparable prior year period.

Service revenue decreased 3.4% to $216.9 million for the nine months ended September 30, 2003 compared to $224.6 million for the nine months ended September 30, 2002. The decrease in service revenue was primarily due to lower IT outsourcing revenue, as well as declines in consulting services and services to support certain OEM product fulfillment programs, partially offset by an increase in certain contract consulting services. Service gross margin as a percentage of service revenue decreased for the nine months ended September 30, 2003 to 31.5% from 34.7% for the same period in 2002. The decrease in service gross margin was primarily the result of a relative increase in certain lower margin contract consulting revenue, a decrease in higher margin services that support certain OEM product fulfillment programs, and the impact of pricing pressure on IT outsourcing and consulting services. CompuCom expects to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period or previous quarter.

Selling expenses were $3.6 million lower for the nine months ended September 30, 2003 as compared to the same period in the prior year. Selling expenses as a percentage of revenue increased for the nine months ended September 30, 2003 to 3.1% from 3.0% for the the same period a year ago. CompuCom attributes this decrease to its own cost management efforts, primarily related to sales-support personnel and related costs, as well as to those costs that vary directly with revenue.

Service expenses decreased $5.4 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. As a percentage of revenue, service expenses declined to 2.6% for the nine months ended September 30, 2003 from 2.8% from the same period a year ago. The decrease was due primarily to CompuCom’s cost management efforts which resulted in lower personnel-related costs, as well as certain infrastructure cost reductions, primarily telecommunications expense.

General and administrative expenses decreased $10.6 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, representing a decline in general and administrative expense as a percentage of revenue from 4.6% to 4.2%. The decrease is reflective of the Company’s ongoing cost management efforts which have resulted in lower personnel-related costs and certain occupancy-related expenses.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and amortization expense decreased approximately $2.0 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. As a percentage of revenue, depreciation and amortization expense declined from 1.2% for the nine months ended September 30, 2002 to 1.1% for the nine months ended September 30, 2003.

Financing expenses, net decreased approximately $0.3 million for the nine months ended September 30, 2003 as compared to the same period in the prior year, primarily due to lower effective interest rates. The decrease in financing expenses, net was partially offset by lower interest earned on available cash for the comparable periods, primarily as a result of a decline in interest rates.

As a result of the factors discussed above, CompuCom recorded net earnings for the nine months ended September 30, 2003 of $8.8 million. This compares to net earnings before the cumulative effect of a change in accounting principle for negative goodwill of $12.8 million for the nine months ended September 30, 2002.

Liquidity and Capital Resources

Working capital at September 30, 2003 increased to $137.6 million compared to $121.0 million at December 31, 2002, resulting in a current ratio of 1.97 at September 30, 2003 as compared to 1.64 at December 31, 2002. The increase in working capital was primarily the result of a $47.0 million decrease in net current liabilities, partially offset by a $41.0 million decrease in receivables. These declines were primarily attributable to lower revenue in the third quarter 2003 than in the fourth quarter 2002.

CompuCom’s liquidity is impacted by the dollar volume of certain manufacturers’ customer specific rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for the product and then claim a rebate from the manufacturer to reduce the final cost. These rebates are then passed on to the customer in the form of a reduced sales price. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom’s initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. These programs have been at times a material factor in CompuCom’s financing needs. As of September 30, 2003 and December 31, 2002, CompuCom was owed approximately $11.2 million and $18.5 million, respectively, under these vendor rebate programs. These outstanding amounts are included as a reduction to Accounts payable on the Condensed Consolidated Balance Sheets and a reduction of Cost of revenue on the Condensed Consolidated Statements of Operations.

CompuCom participates in certain programs provided by various suppliers that enable it to earn volume incentive dollars. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction of cost of revenue when earned. The Company also receives vendor reimbursements that offset certain training, promotional and marketing costs incurred by the Company. These amounts are recorded as Receivables on the Condensed Consolidated Balance Sheets, and any amounts received in excess of the actual amounts incurred are recorded as a reduction of Cost of revenue on the Condensed Consolidated Statements of Operations. As of September 30, 2003 and December 31, 2002, CompuCom was owed approximately $3.5 million and $3.3 million, respectively, under these supplier incentive programs.

CompuCom’s working capital requirements are generally funded through financing arrangements and internally generated funds. As of September 30, 2003, CompuCom’s financing arrangements consisted of a $100 million receivable securitization (“Securitization”) and a $25 million working capital line of credit (“Revolver”). The Securitization’s pricing is based on a designated short-term interest rate plus an agreed upon spread. Amounts outstanding as sold receivables as of September 30, 2003 consisted of two certificates

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

totaling $60 million. Within the context of the Securitization, each certificate is issued from a separate facility, with each facility set at $50 million. One $50 million facility, which matured in October 2003, had one certificate issued for $50 million. Consistent with the Company’s financing requirements, this facility was not renewed. The other $50 million facility, with an October 2005 maturity date, had one certificate issued for $10 million. The Revolver, which initially had a May 2002 maturity date but has been extended to a November 2003 maturity date, bears interest at a rate of LIBOR plus an agreed upon spread and is secured by a lien on certain CompuCom assets. CompuCom expects the Revolver to be renewed during the fourth quarter of 2003. Availability under the Revolver is subject to a borrowing base calculation. As of September 30, 2003, availability under the Revolver was $25 million with no outstanding amounts. Terms of the Revolver limit the amounts available for capital expenditures and dividends. Both the Securitization and the Revolver require CompuCom to maintain compliance with selected financial covenants and ratios.

CompuCom’s business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to its overall financial position. Generally, the Company’s capital expenditures relate to its information technology hardware and software and improvements in its distribution center. Capital expenditures were $5.1 million for the nine months ended September 30, 2003, as compared to $4.1 million for the same period in 2002. CompuCom currently expects capital expenditures of approximately $2 million to $4 million in the remaining three months of 2003.

Forward Looking Statements and Risks

This document contains “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements may be identified by words such as “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions. Although we believe the expectations contained in the forward-looking statements are reasonable, we can give no assurance that the expectations will prove correct. In addition, the forward-looking statements do not reflect the potential impact of any future acquisitions or mergers and related integration, dispositions, joint ventures, strategic investments or one-time events. These forward-looking statements are subject to certain risks and uncertainties and a number of factors that could cause actual results to differ materially from those indicated by the forward-looking statements, and as a result could have an adverse impact on our business, financial condition and operating results. These factors include: our ability to grow product and service revenue; declines in product and services revenue and gross margin may occur and may be greater than anticipated; our ability to improve services gross margin dollars and services gross margin as a percentage of total gross margin; our ability to find additional ways to leverage costs and reduce costs further, including financing costs; our ability to improve operational efficiency; our ability to win new clients; the expansion of the services the Company provides may not be as broad as the Company currently expects or widely accepted by clients; the manufacturers who use the Company’s direct services may elect not to use those services; our ability to retain key employees; our ability to accurately value acquired businesses; and our ability to improve product and service gross margin and our balance sheet. Other factors that could cause actual results to differ include: the impact of competitive pricing and supply; manufacturers’ shift to direct fulfillment programs may be more significant than anticipated; the long-term effect of the Hewlett Packard acquisition of Compaq; lower demand than anticipated for the products and services the Company sells; changes to suppliers’ pricing, price protection, rebate and incentive programs; short-term interest rate fluctuations; general economic conditions including uncertainty created by military action; employee turnover; potential impact of litigation; the ability to collect trade and vendor accounts receivable; the impact of certain business and economic factors on the valuation of certain investments in other businesses CompuCom has made or may make; and other uncertainties that may have an impact on future revenue and earnings as well as the risks and uncertainties set forth from time to time in our other public reports and statements, including the risk factors

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

set forth in our Annual Report on Form 10-K. As a result, readers should not place undue reliance on these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

CompuCom is exposed to interest rate risk primarily through its Securitization and Revolver. CompuCom utilizes its Securitization and Revolver for its working capital and other borrowing needs. If CompuCom’s effective interest rate were to increase by 100 basis points (1.00%), CompuCom’s annual financing expense would increase by approximately $0.6 million based on the average balances utilized under the Securitization and Revolver during the nine months ended September 30, 2003.

Currently, CompuCom does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.

Item 4. Controls and Procedures

As of September 30, 2003, CompuCom carried out an evaluation, under the supervision and with the participation of CompuCom’s management, including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of CompuCom’s disclosure controls and procedures. Based upon that evaluation, CompuCom’s President and Chief Executive Officer and Chief Financial Officer concluded that CompuCom’s disclosure controls and procedures are effective in enabling it to record, process, summarize and report information required to be included in the periodic SEC filings within the required time period. There have been no significant changes in CompuCom’s internal controls or in other factors that could significantly affect internal controls subsequent to the date CompuCom carried out its evaluation.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

CompuCom is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, these matters are not material.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index on page 24.

(b)	Reports on Form 8-K

On July 28, 2003, CompuCom filed a Current Report on Form 8-K to report a press release announcing financial results for the quarter ended June 30, 2003.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCOM SYSTEMS, INC.
(Registrant)

DATE: November 14, 2003	/s/ J. Edward Coleman
J. Edward Coleman,
Chairman of the Board, President, Chief Executive Officer, and Director

DATE: November 14, 2003	/s/ M. Lazane Smith
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