Form 10-K
period 2003-12-31
COMPUCOM SYSTEMS INC
filed 2004-03-12
CIK 736291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates (based on the closing price on the Nasdaq National Market) on June 30, 2003 was approximately $110.8 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by June 30, 2003 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

The number of shares of the Registrant’s Common Stock outstanding as of March 10, 2004 was 50,155,249 shares.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by words such as “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions. These forward-looking statements may involve known and unknown risks, and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of CompuCom Systems, Inc. and its subsidiaries (“CompuCom”) to be materially different from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements concerning, among other things, our strategy, future operations, financial position, estimated revenues and gross margins, projected operating expenses, prospects, plans and management objectives. Although we believe the expectations contained in the forward-looking statements are reasonable, we can give no assurance that the expectations will prove correct. In addition, the forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, strategic investments or one-time events. As a result, readers should not place undue reliance on these forward-looking statements. While it is difficult to identify each factor and event that could affect our results, there are a number of important factors that could cause actual results to differ materially from those indicated by the forward-looking statements, and as a result could have an adverse impact on our business, financial condition and operating results. These factors include, but are not limited to, the matters discussed in “Factors that Could Affect CompuCom’s Future Results” and that are otherwise described from time to time in CompuCom’s Securities and Exchange Commission reports filed after this report. CompuCom assumes no obligation and does not intend to update these forward-looking statements.

PART I

Item 1	Business

Item 1(a) General Development of the Business

CompuCom Systems, Inc., together with its subsidiaries (“CompuCom” or “the Company”) is a national leader in helping companies plan, implement, and manage multi-vendor, industry-standard computing environments. Our integrated portfolio of service and product offerings help clients reduce the costs, complexities, obstacles and risks associated with new technology adoption and acquisition, operational transition and on-going management of their information systems.

We market our service and product offerings primarily through our national sales force and service personnel. Our clients include Fortune 1000 and medium-size businesses, federal, state and local governments, technology providers and system integrators.

Our corporate headquarters and operations campus is located at 7171 Forest Lane, Dallas, Texas 75230. In addition, we operate a distribution and integration center in Paulsboro, New Jersey and approximately 35 sales and service offices throughout the United States.

We have been profitable every year since our founding in 1987. Over the past few years, we have been focused on growing the service segment of our business. As a result of that focus, the Company achieved a milestone during 2003, as service gross margin dollars represented more than 50% of total gross margin dollars for the first time.

CompuCom was formed in 1987 through the combination of Machine Vision International Corporation (“MVI”) and TriStar Data Systems, Inc. In 1989 we changed our state of incorporation from Michigan to Delaware.

During 2001, we consummated four business combinations (collectively, “the 2001 acquisitions”). The 2001 acquisitions included the purchase of certain assets of MicroAge Technology Services, L.L.C. (“MTS”, or “the MTS acquisition”) in January 2001, the purchase of certain assets and assumption of certain liabilities of Excell Data Corporation (“Excell”, or “the Excell acquisition”) in July 2001, the purchase of certain assets and assumption of certain liabilities associated with the application development division of E-Certify Corporation (“ClientLink”, or “the ClientLink acquisition”) in November 2001, and the acquisition of Northern NEF, Inc. (“NNEF”, or “the NNEF acquisition”), also in November 2001. During 1999, we purchased certain assets and assumed certain liabilities of the TASD division of Entex Information Services, Inc.

We make available free of charge on our web site at www.compucom.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). We also make available on our web site other reports filed with the SEC under the Securities Exchange Act of 1934, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. We do not intend for information contained in our web site to be part of this Form 10-K.

Item 1(b) Financial Information about Operating Segments

Our business is comprised of two operating segments, service and product. Revenue from external clients, gross margin, operating earnings and total assets for each of these segments for the three-year period ended December 31, 2003 are detailed in Footnote 5 to the Consolidated Financial Statements titled “Segment Information”, under Item 8 of this report on Form 10-K.

Item 1(c) Narrative Description of Business

Business Strategy

CompuCom is a national leader in helping companies plan, implement, and manage multi-vendor, industry-standard computing environments. During the planning phase of client engagements, we help clients assess the current state of their IT environment, identify specific needs and requirements, evaluate alternative solutions, prepare the justification for the selected alternative and develop the project implementation schedule. In helping clients implement projects, we assist clients in acquiring the necessary technology, designing and developing applications and customizing and deploying systems. In assisting clients in securing and managing their computing environment, we maintain, monitor, operate and secure infrastructure and application systems, as well as provide support to the users of those systems.

We believe there are three key elements to achieving our mission. First, we seek to continue to deliver on a value proposition that combines our product fulfillment capabilities with high quality, national IT service delivery. Second, we seek to continue to expand our service capabilities to include higher value-added services our clients require. And third, we seek to deliver to our clients consistent, high quality service.

Clients

Our clients include Fortune 1000 and medium-size businesses, federal, state and local government, and technology providers and system integrators, including some of our vendors and business partners. Our clients are becoming increasingly dependent on information technology to compete effectively in today’s markets. As a result, the decision-making process organizations face when planning, implementing and managing technology solutions is becoming more complex and requires many of these organizations to outsource the management and support of their technology needs. In addition, many of our clients are enhancing their technology infrastructure to improve their ability to communicate and transact business over the Internet, as well as focus on reducing ongoing operational costs.

Our clients are located primarily in the United States. We utilize alliances to enable us to meet certain client global requirements. We are not dependent on any one customer. In 2003, no client represented more than 10% of revenue. Order backlog is not considered to be a meaningful indicator of future business prospects due to the relatively short order fulfillment cycle.

Sales and Marketing

We sell our services and products through a direct sales force located in or near major metropolitan areas throughout the United States. These sales associates, also known as client executives, are supported by call center sales support personnel (“ISRs”). At the end of 2003, our direct sales force and sales support personnel totaled approximately 450. We are authorized by various manufacturers to sell and service technology products throughout the United States. To accomplish this, we are organized into geographic areas that typically include direct sales representatives, support personnel, consultants, field engineers and technicians who are authorized to sell, repair and maintain certain manufacturers’ products as well as provide additional technology services our clients may require.

Competition

Our industry is characterized by intense competition in both the service and product segments. Our competitors are numerous, ranging from some of the world’s largest corporations to companies much smaller than CompuCom. Included among our competitors are several of our largest business partners and vendors, such as Hewlett-Packard (“HP”) and International Business Machines Corporation (“IBM”). Our relationship with these business partners may be one in which we are a channel partner, selling our business partners’ products to our clients, or one in which we are a service provider, either directly or as a sub-contractor, to the business partner. Our competitors also include larger IT service providers, many smaller computer service providers and integrators as well as established original equipment manufacturers, direct marketers, distributors, systems integrators and resellers of technology products.

Seasonality

We experience some seasonal trends in the sales of our services and products. For example, historically, the first quarter has generally been our weakest quarter, as our corporate clients are in the process of setting IT budgets and deciding on which projects to fund in the current year.

IT Systems

We continually expand and enhance our use of information systems and communications capabilities to support our core business operations. Our operations are supported by an integrated information systems infrastructure utilizing state-of-the-art wide area networks, client/server business applications, and distributed and Web-based technologies. We are committed to the use of Internet technologies for supporting a wide range of internal and customer enabling capabilities. Increasingly, transactions with clients, suppliers and associates are conducted using secure Internet and Intranet technologies. Our systems are readily accessible to our associates through the use of a nation-wide virtual private network (“VPN”).

We constantly search for opportunities to streamline and simplify our clients’ relationship with us. To that end, we make available to our clients a tool known as our Client Portal (“Portal”). The Portal is a user-friendly, on-line, one-stop access point that provides a wide range of service and product Web capabilities, contact information, and data mining and reporting tools. Utilizing Microsoft .NET technology as its platform, the Portal may be accessed by clients through the use of any browser. The site enables clients to place and track orders on-line, as well as obtain extensive information about various products, including shipping information, availability and pricing. In addition, clients also have access to service data, including the real-time status of open service work orders, numerous formatted reports and customized file downloads.

Additionally, we continue to rely on our state-of-the-art data warehouse. The data warehouse provides a repository of information that increases the accessibility of summarized, historical information about services, products, client activity and vendors to both clients and associates.

All of our associates are provided access to our Intranet, known as the “Bridge”. This capability provides rapid access to organizational charts, policies, procedures, reports and knowledge as well as various internal operational systems. The Bridge is also used to communicate and distribute information to associates about company events and news.

Associates

As of December 31, 2003, we employed approximately 3,500 associates in the United States. We offer associates health, dental, vision, short-term and long-term disability and life insurance benefits, as well as the ability to participate in a 401(k) savings plan and a secondary education reimbursement program. In addition, we provide an employee stock purchase plan for eligible associates. None of our associates are covered by a collective bargaining agreement and we consider our relations with associates to be good.

We believe it is important to recruit, train and develop high quality associates throughout our organization. To facilitate the development of associates, we offer 7 by 24 on-line training modules throughout our company. This on-line system provides specialized training in sales and relationship-building techniques, technical certifications and leadership development skills. Today our associates hold approximately 20,000 certifications.

We believe it is important to be responsive to our associates’ questions regarding pay, benefits and other information. To that end, we have developed a self-service Web-site accessible through the Bridge and a dedicated help desk to answer those questions. The Web-site, as well as the help desk, is known as easyHR.

SERVICES SEGMENT

CompuCom provides a portfolio of IT services including IT outsourcing services (“ITO”), consulting and system integration services (“IT Consulting”) and various other services.

We deliver high quality services to our clients through a technical workforce of approximately 2,500 highly skilled and trained associates. Combined, these associates hold approximately 20,000 certifications and have expertise in numerous leading edge technologies, including, among many others, Microsoft .NET, BEA WebLogic, IBM WebSphere, HP Openview and VMWare. Our engineers and consultants are located throughout the United States, including Alaska and Hawaii, operating through approximately 35 service centers located primarily in major metropolitan areas.

Our services have been consistently recognized for their high quality. We are a Microsoft Gold Certified provider of support, enterprise and security services. In addition, our enterprise help desk (“EHD”) received the Hall of Fame Achievement Award in recognition of receiving our fifth Software Technical Assistance Recognition (“STAR”) Award in the Outsource Support Provider category. We are one of seven companies worldwide who have earned the Hall of Fame distinction. Our EHD also earned the Support Center Practices (“SCP”) certification from the Service and Support Professionals Association (“SSPA”) for the sixth consecutive year. Our configuration and system integration processes have achieved ISO9001:2000 certification, the recognized international standard for measuring high quality performance.

IT Outsourcing Services

We seek to provide our clients an integrated infrastructure management solution, realized through a combination of a tightly integrated IT asset management process in conjunction with a delivery model that leverages self-assist technologies, remote resolution processes and professional on-site support resulting in improved cost management and high end-user productivity and satisfaction.

Our IT Outsourcing services (“ITO”) consists of a portfolio of infrastructure management services. While our ITO model has evolved over time to an integrated managed solution approach, we recognize the importance our clients place on flexibility and as a result continue to offer these services to our clients as an integrated suite or as point solutions. These services include:

•	Multi-vendor hardware and software support, including server, laptop, desktop, mobile and wireless

•	Multi-vendor hardware and software deployment/migration

•	Remote and on-site help desk for multi-vendor hardware and software support

•	Remote network management primarily for servers, hubs, switches, and routers

•	IT asset management

•	Software patch management

We believe the implementation of a tightly integrated managed solution creates the most value to our clients. Our first step in implementing this integrated solution is to provide a seamless IT asset management lifecycle solution. Our closed-loop asset management process has been developed utilizing ISO certified and IT Infrastructure Library (“ITIL”) consistent standards. Our asset management solution focuses on the activities that occur over the life of an asset and includes the following:

Assess – identify the capabilities of the existing infrastructure as well as new technologies and their impact; prepare business cases to create the rationale for change

Plan – prepare the necessary resources, plans and schedules for implementation of new technologies

Design – create and verify technology architecture details of existing platform and new technologies

Procure – vendor evaluation, contract negotiation, systems integration, configuration management, purchase new technologies

Test – detail design and prototype/pilot solution, verify design

Implement – receive and stage assets, deploy/re-deploy existing assets, deploy new technologies across the enterprise

Support – provide ongoing hardware and software maintenance services; manage, install, move, add and change activity; manage automated inventory and discovery; update asset management information and process

Retire – dispose of end of lifecycle hardware and software, harvest licenses, manage contracts and conform to data and EPA certification issues, re-deploy where appropriate

To complete the integrated infrastructure management solution requires implementation of our integrated service delivery model. This model is focused on establishing with our clients a method that will minimize client management and support costs, while achieving timeliness that promotes ongoing end-user productivity. The model consists of three components – self-assist, remote resolution and on-site support.

The most cost effective way to support an end-user is by helping them help themselves. We do this through the use of on-line tools whereby the end-user can: browse best practices, standard operating procedures, known problems and FAQ’s; launch topic specific educational programs; consult or chat live with an agent; launch an instant diagnostic process; launch a self healing solution; and submit a request via phone, email, the Web or fax.

The second component of our integrated service delivery model is remote resolution, whereby the end-user calls our EHD or our network monitoring facility recognizes a problem and we are involved in resolving the problem remotely. In this case, we leverage a knowledge base to provide consistent timely resolution including best practices, standard operating procedures, known problems and FAQ’s. In addition, we may create self healing actions to resolve most common problems, leverage network monitoring information to provide event correlation information on a timely basis to the larger end-user community, launch topic specific education programs, launch self healing solutions and respond to and resolve the request via phone, email, Web or fax.

Finally, if the self-assist and remote resolution activities cannot resolve the end-user problem, we provide professional on-site support. In this case a CompuCom certified technician, armed with up to the minute problem resolution information arrives at the end-user work place to resolve the problem.

Each of our field technicians carries a wireless-enabled laptop loaded with our proprietary software known as AIRTime. AIRTime enables our engineers to receive up to date information received by the remote help desk from the particular user, communicate work order information, create administrative time tracking work orders, order parts, immediately download patches and updates, and transmit data back to us wirelessly. In addition, our engineers use AIRTime to access the client account and the client service-level requirements before service begins as well as to electronically capture client signatures when service is completed. The benefits of AIRTime include reduced costs and enhanced engineer efficiency, faster response time, improved reporting, reduced billing cycle time and fewer accounts payable issues for our clients.

Consulting and System Integration Services

Our consulting and system integration services help clients assess, plan, design, develop and deploy technologies to enable efficient and effective management of their IT infrastructure. These services include enterprise infrastructure solutions and application design and development.

Our enterprise infrastructure solutions are focused on the deployment of new technology solutions, refinements of clients’ current technology environments and process improvements. As part of these services, we offer the following activities and deliverables: assessment and planning services, design services and implementation services. These offerings are modular and are offered as either individual point or bundled solutions creating an overall engagement solution.

Examples of client issues that our enterprise solutions address include:

•	Enabling platforms, including storage and servers, networking and mobile and wireless

•	Consolidation and capacity optimization

•	Technology architecture and design

•	Operations excellence with regard to security and enterprise management

•	IT investment management utilizing appropriate asset management and software license management tools and techniques

As part of these offerings, we support numerous technologies, including server and storage infrastructure such as NAS/SAN, VMWare and Data Protection; directory services such as Active Directory and iPlanet LDAP; enterprise platforms such as Windows 2000/3, NetWare and Linux; messaging systems such as Microsoft Exchange, GroupWise and Lotus Notes; network infrastructure (LAN/WAN/WLAN); thin client/terminal services such as Citrix; and client infrastructure such as servers, desktops, laptops and mobile devices. In the delivery of these services to clients, we partner with many vendors. A partial listing of these vendors includes Microsoft, HP, IBM, Network Appliances, Computer Associates, Veritas, Symantec, Altiris, Cisco, Peregrine, and Novell.

Our application design and development services consist of three primary offerings – application solutions consulting, custom application development and system integration, and application support. Activities that typically occur as part of our application solutions consulting offerings are: discovering business needs and documenting business requirements; determining technical solutioning through software package selection and custom development strategy; and planning strategies for development and implementation. Examples of our custom application development and system integration offerings include: integration of packaged applications and legacy environments; testing; development of custom application solutions to meet unique requirements; and development of customer self-service solutions (“webification”) to extend legacy systems investments. Our application support offerings are focused on performance diagnostics, tuning and optimization and business continuity.

As part of these offerings we utilize various technologies. These include: Java/J2EE and Microsoft .Net development platforms; WebSphere, WebLogic and Microsoft Transaction Server for application servers; and Oracle, SQL Server, and IBM Universal Database (DB2) for databases.

Our IT Consulting services can be delivered to clients as individual point solutions or as a part of a larger IT engagement that may also include IT Outsourcing services. We are flexible in how we contract with our clients, at times providing them with complete project management and implementation services and at other times providing them with resources they manage utilizing a staff augmentation model.

Configuration and Logistics Services

We also provide a variety of other services, including complex configuration and imaging, which involves web-enabled configuration and image management, along with image personalization, and services provided in support of certain manufacturers’ direct fulfillment initiatives. These services are primarily provided in our configuration and systems integration center located in Paulsboro, New Jersey. The center provides a single point of integration for all standard and nonstandard multi-vendor products and software, enabling us to meet client demand for advanced complex systems and network configuration technologies, as well as image management. The configuration center’s process is ISO 9001:2000 certified and utilizes root cause analysis and corrective action programs to effectively manage a quality control program. More complex requirements involving distributed network configurations, SANs, point of sale devices, routers, hubs, cable modems, customer server rack and kiosk builds, mass customization and emerging technology services including PDA’s and wireless LAN’s are processed through this center.

PRODUCT SEGMENT

Our procurement services offer clients a single point of contact for multi-vendor technology acquisition and support. These services are offered for a wide array of technologies, including personal computer products, certain Unix-based systems, servers, networking and storage products, peripherals, software-related products and licenses, and mobile and wireless computing devices. We are an authorized channel fulfillment partner for Altiris, Cisco, Computer Associates, HP, IBM, Intel, Microsoft, Novell, Palm, Symantec, 3Com and Toshiba as well as other major manufacturers and software suppliers. We source approximately 20,000 different products, components and accessories consisting of leading as well as alternative brands by purchasing directly from the manufacturer or purchasing from distributors, such as Ingram Micro, Agilysys, Synnex and Tech Data. By utilizing services such as Web-based procurement and management systems, order management logistics, and advanced integrated services, clients benefit from enhanced control of IT assets and lower total cost of ownership. In addition, as one of the largest national, multi-vendor hardware and software providers, we also provide value to our clients by allowing them to choose products or components from various manufacturers that best suit their particular needs. This is in contrast to direct manufacturers’ sales organizations that generally offer only that particular manufacturer’s solutions or products.

Software-related products and licenses are an integral part of our procurement services offering. Major license publishers we represent include, among others, Microsoft, IBM, Computer Associates, Symantec and Altiris. In addition to providing software product offerings, we also provide software licensing analysis and management services, as well as software licensing contract support. We believe client value is delivered through our Cost Optimization Review (“COR”) approach to selling software-related products and licenses. Working with our client, the COR approach begins with an evaluation of the client’s current technology environment, which leads to the development of a software licensing strategy and ultimately to implementation of an optimization plan.

Other procurement services primarily include order management, logistics, and distribution services, which includes Web-based procurement, acquisition process management, product distribution and leasing solutions.

Client Assistance Center

We provide product acquisition support to our clients primarily through our two Client Assistance Centers (“CAC”) located in Dallas, Texas and Mason, Ohio. The primary goal of the CAC is to provide greater support for clients’ product needs while allowing the direct sales force to focus on soliciting new business. CAC personnel, or ISRs, may be assigned to specific client accounts or to clients in a certain geographic area. ISR’s support each account and become experts in the client’s infrastructure needs, culture, process and procedures, and tools. Pre-sales support includes product research, pricing, configuration and peripheral information. Complete administration of the client account, including verification of requisitions, purchase order creation, order entry and tracking, and image set up and management is handled by the ISR. All of this information may be communicated electronically via our Client Portal or via a toll-free telephone number. Providing post-sale support to clients, including customer satisfaction issues, completes the cycle of ISR responsibilities.

Purchasing and Vendor Relationships

A significant part of our product segment revenues are derived from sales of personal computers, servers and networking products, including hardware and peripherals, as well as the sale of software licenses. For the year ended December 31, 2003, sales of HP (including Compaq), IBM and Microsoft products accounted for approximately 33%, 26% and 14%, respectively, of our 2003 product revenues compared to 38%, 21%, and 15%, respectively, in 2002 and 45%, 20%, and 13%, respectively, in 2001. Sales of HP, IBM and Microsoft accounted for approximately 27%, 21% and 14% of our total revenues in 2003.

Our marketing and purchasing staffs work together to identify reliable, high-quality suppliers of products, then actively negotiate to achieve the lowest possible cost and expand vendor support programs. We seek to establish strong relationships with our vendors, and employ a policy of paying vendors within stated terms, taking advantage of all appropriate discounts. Several of our leading vendors such as HP and IBM have representatives on-site at our facilities.

We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom we consider our vendors. During 2003, we purchased approximately 78% of our product directly from manufacturers and the remaining amount from distributors and other sources. The amount of products we purchase directly from the manufacturer may fluctuate significantly due to price and product availability.

We are authorized by manufacturers to sell via direct marketing, or acting as their agent, all or selected products offered by the manufacturer. Our authorization with each manufacturer provides for certain terms and conditions which may include one or more of the following: product return privileges, purchase discounts and vendor support programs, such as purchase or sales rebates and volume incentive plans, and price protection policies. Vendor support programs are at the discretion of the vendors and usually require the achievement of a specified sales volume or growth rate to qualify for all, or some, of the incentive payment.

Inventory Management and Distribution

We maintain our inventory and distribute products from our 305,000 square foot distribution and integration center in Paulsboro, New Jersey. Our processes are ISO9001:2000 certified, demonstrating our commitment to consistently perform to high quality standards.

Our information technology systems provide information on each item of inventory from the time it is ordered until it is shipped to a client. Once a customer order is received, either by phone, online or fax, and credit approval is granted, the order is automatically routed to our distribution center for shipping. All product picking is performed using bar-coded labels, UPC bar codes and radio frequency scanning. These same radio frequency scanners are also utilized during the daily cycle counting of inventory.

Our clients can track the status of the order, including the shipment of the product through delivery and receipt, by using the Client Portal.

Due to the rapid delivery requirements of clients and to assure a sufficient allotment of products from suppliers, we maintain inventory that is funded through vendor credit and credit facilities. Our major suppliers at times provide price protection programs that are intended to reduce the risk of inventory devaluation by absorbing price declines associated with aging product life cycles. However, these price protection programs generally are in effect for a limited number of days. Some vendors allow us to return a percentage of current product inventories each quarter. If such returns exceed certain specified levels, we may be charged restocking fees ranging up to 5%. We did not incur significant restocking fees in 2003.

Factors That Could Affect CompuCom’s Future Results

There are many factors that affect our business and the results of operations, some of which are beyond our control. The following is a description of some important factors that may cause the actual results of operations in future period to differ materially from those currently expected or desired.

Competition

The information technology management industry is highly competitive and we believe competition will intensify in the future. In the highly fragmented computer services business, we compete with several larger competitors and corporate resellers pursuing service opportunities, as well as many smaller computer services companies. As we continue to focus on the growth of our service business, we also compete with service providers that have marketed and delivered the services we provide on a larger scale and for a longer period of time. Some of these competitors have a pricing advantage, as well as financial, technical, sales, marketing and other resources that are substantially greater than our resources. In addition, some of these competitors have responded to the economic and competitive environment by making acquisitions, a trend we expect to continue in 2004. We also expect the direct manufacturers to continue to pursue direct selling strategies. As a result of these and other factors, we may face fewer but larger and better-financed competitors, possibly resulting in a reduction of both revenue and gross margin dollars. There can be no assurance we will be able to continue to compete successfully with new or existing competitors.

Dependence on Major Vendors

Our business depends on our relationship with key vendors. Our relationship with these vendors may be one in which we are a channel partner, selling our vendors’ products to our clients, or one in which we are a service provider, either directly or as a sub-contractor, to the vendor. A substantial portion of our revenues are derived from sales of hardware and software, including HP, IBM and Microsoft. During 2003, sales of products from these three suppliers represented 62% of total revenues. In addition, a portion of the services we provide are directly related to the sales of these products. Our agreements with these vendors contain provisions that provide for periodic renewals and permit termination by the vendor without cause, generally upon 30 to 90 days notice. In addition, our product business is dependent upon pricing and related terms, product availability and dealer authorizations, including the ability to provide warranty service, offered by our major vendors. A material adverse effect on our business would occur if these vendor arrangements were materially revised, not renewed or terminated, if the supply of products was insufficient or interrupted, or if we were no longer allowed to provide warranty service for the vendor.

Reliance Upon Vendor Programs and Terms

We participate in certain vendor programs that allow us to earn incentive dollars based generally on sales activity of certain products. We have certain selling, promotional and related expenses reimbursed by vendors under dealer programs offered by those and other suppliers. The amount of incentive dollars available under these programs have declined over the past few years. There can be no assurance that the incentive programs will continue at the same level as 2003. A material decrease in the level of these programs would have a material adverse effect on our business and financial results.

We also participate in certain manufacturers’ customer specific rebate programs. Our liquidity is negatively impacted by the dollar volume of such manufacturers’ customer specific rebate programs. Under these programs, we are required to pay a higher initial amount for the product and then claim a rebate from the manufacturer to reduce the final cost. The collection of these rebates can take an extended period of time. A material increase in the rebate programs, or our inability to collect outstanding rebates, could have a material adverse effect on our financial results.

Rapid product improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence characterize the personal computer industry. These factors can place inventory at considerable valuation risk. Our key technology providers generally provide price protection to reduce the risk of inventory devaluation, generally ranging from five to 45 days. These vendors also generally allow us to return a certain percentage of the product we purchase. However, over the past few years suppliers have reduced the number of days for which they will provide price protection and lowered the amount of product returns they will accept, requiring us to adjust the number of days of inventory we stock. If the suppliers do not continue current price protection and return policies or if there are unforeseen product developments, our business and financial results could be materially adversely affected.

Major Vendor’s Direct Marketing Initiatives

As competition in the technology industry has intensified, certain of our key technology suppliers have heightened their direct marketing initiatives. These initiatives have resulted in some of our clients electing to purchase technology products directly from the manufacturer, rather than through us. While we expect these initiatives to continue, there could be a material adverse impact on our business if the shift of clients to purchase directly from the manufacturers occurs more quickly than anticipated. We also provide certain fulfillment services to certain of the manufacturers. There can be no assurance the manufacturers will continue to purchase these services from us and the failure to do so could have a material adverse impact on our business and financial results.

Working Capital Financing and Interest Rate Fluctuations

From time to time we may be required to finance a significant amount of working capital. We finance working capital primarily through the use of a receivable securitization program but may also utilize a revolving credit facility as needed. Our working capital financing bears interest at a floating rate, thereby subjecting us to interest rate fluctuations.

In addition, there can be no assurance that future financings, if necessary, will be available in amounts and on terms acceptable to us.

Control by Safeguard Scientifics, Inc.

Safeguard Scientifics, Inc. (“Safeguard”) beneficially owns approximately 51% of our outstanding common stock, assuming the conversion of their 1.5 million shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of common stock at a rate of $6.77 per share, subject to anti-dilution adjustments. Generally, the shares of Series B Preferred Stock are entitled to one vote for each share of common stock into which such shares may be converted. However, with respect to the election of our Board of Directors, as long as Safeguard owns at least 40% of our outstanding voting securities, the shares of Series B Preferred Stock are entitled to five votes for each share of common stock into which such shares of Series B Preferred Stock may be converted.

As a result, Safeguard has the ability to control the election of our Board of Directors and the outcome of all other matters submitted to our stockholders. In addition, Safeguard’s influence may either deter any acquisition of us or our ability to acquire another entity. Safeguard’s significant ownership position reduces the public float for our common stock. Consequently, this influence and significant ownership could adversely affect the results of our operations, as well as the market price and liquidity of our common stock.

Potential Fluctuations in Operating Results

Our financial results may vary significantly from quarter to quarter depending on certain factors including, but not limited to, demand for technology products, software and services we sell, client order deferrals, availability of products, client capital budgets and spending constraints, interest rate fluctuations and general economic conditions. We seek to control our expense levels, but such expense levels are partially based upon anticipated revenues. Therefore, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As part of our service business, we are required at times to estimate the resource requirements and costs to complete certain projects. It may be necessary to revise these estimates, possibly increasing the amount of expense recorded in any given quarter. In addition, certain of our service contracts include penalties if certain service levels are not achieved. Not achieving these service levels could result in financial penalties that could negatively impact quarterly results. Due to certain economic factors, we may not only experience difficulty in collecting our receivables on a timely basis but also may experience a loss due to a client’s inability to pay. In addition, certain economic factors may impact the valuation of certain investments we have made or may make in other businesses. As a result of these and other factors, quarterly period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Gross Margin Pressure

Gross margins for both product and services continue to be under pressure due to tight client budgets and intense competition. We have responded by reducing operating expenses and by focusing on sales of higher margin services. A material decrease in the gross margin for services or products or a failure by us to successfully maintain the reduction of operating costs could have a material adverse effect on our business.

Decline in Product Revenue

We experienced significant product revenue declines in both 2003 and 2002 when compared to the prior year. We responded to these declines by reducing our cost structure and continuing to focus on the sale of higher margin services. There can be no assurance that the product revenue decline will slow in the future or that we will be able to compete effectively for the sale of products. Our inability to continue the reduction of operating expenses and sell more services to offset any further decline in product revenue could have a material adverse effect on our financial position and results of operations.

Attraction and Retention of Key Management and Sales and Technical Personnel

We depend heavily on our senior management team, as well as other key management and sales personnel. Further, we face competition in attracting and retaining qualified technical personnel to deliver the services we sell. The failure to recruit and retain key management and sales and technical personnel could have a material adverse impact on us, including our ability to secure and retain clients.

Management of Growth and Future Acquisitions

Our goal is to increase the scale of our operations through internal growth and through the acquisition of other businesses. Consequently, we may experience periods of rapid growth with significantly increased staffing requirements. Our ability to maintain and manage our growth effectively will require us to continue to improve our management information system capabilities, processes, and operational and financial systems and controls. In order to effectively manage growth through acquisition, it will be necessary for us to integrate the operations of acquired businesses in a timely and orderly manner, as well as to attract, train, motivate and retain key management and other personnel. Acquisitions involve a number of special risks, including integrating the acquired business into our operations, the potential loss of key employees of acquired businesses, accurate valuation of acquired businesses, incurrence of additional debt to finance acquisitions and the financial impact of goodwill and other intangibles impairment. Although we have no definite plans to acquire any particular business, we may issue our common stock to consummate certain acquisitions in the future that may cause dilution to current stockholders. In addition, we are focused on growing our service business. There can be no assurance that we will be successful in these endeavors, and the failure to do so could adversely impact our financial position and results of operations.

Management Information Systems

We depend on a variety of information systems to provide us with a competitive advantage and to provide services to our clients. A failure of our procurement or delivery systems or any of our other information systems could prevent us from taking orders and/or shipping product or from delivering services to clients. Such failure could also prevent us from determining appropriate product processing or the adequacy of inventory levels, and prevent us from reacting to rapidly changing market conditions. The failure of these systems for an extended period of time could have a material adverse effect on our financial position and results of operations.

Stock Price Volatility

Our stock price is subject to wide fluctuations in response to many internal and external factors. Some of these factors include, but are not limited to: quarterly variations in operating results and achievement of key business metrics; changes in earnings estimates by securities analysts; differences between reported results and securities analysts’ published or unpublished expectations; announcements of new contracts or service offerings by us or its competitors; market reaction to acquisitions, joint ventures or strategic investments announced by us or our competitors; actions taken by Safeguard; and general economic or stock market conditions unrelated to our operating performance.

No Dividends

To date, we have not paid any cash dividends on our common stock. Further, our current credit facilities restrict us from declaring or paying dividends or other distributions on our common stock.

Potential Litigation

We are involved in various claims and legal actions arising in the ordinary course of business. While in our opinion, these matters are not material, there can be no assurance that these matters may not become material in the future, or that we will not become involved in legal matters currently unforeseen that could have a material adverse effect on our financial position and results of operations.

Effects of Certain Provisions of CompuCom’s Organizational Documents and Delaware Law

Certain provisions of our Certificate of Incorporation and Delaware law could delay or make difficult a merger, tender offer or proxy contest involving us.

Item 1(d) Financial Information about Foreign and Domestic Operations and Export Sales

We do not have any foreign operations nor do we engage in any material export sales.

Item 2	Properties

Our principal executive and administrative offices are located on a 20-acre campus-type setting consisting of two buildings containing approximately 250,000 square feet of office space in Dallas, Texas. One of the buildings is an eight-story structure and contains executive offices, a client assistance center, finance, supply chain management, sales and service support, facilities, marketing and human resources. An adjacent three-story building contains our information systems group, one of our two enterprise help desks and our remote network management systems. During March 1999, we completed a sale/leaseback transaction for the entire headquarters facility. The lease is for a 20-year period commencing in April 1999, with two five-year renewal options.

We distribute products and provide integration and configuration services from a 305,000 square foot leased facility in Paulsboro, New Jersey. In addition to warehousing space, this facility contains an 80,000 square foot configuration and integration center, allowing us to meet customer demand for advanced complex system integration and network technologies. The lease for this facility ends July 31, 2004 and we are in the process of negotiating an extension to July 31, 2005.

We have executed various non-cancelable leases for smaller facilities throughout the United States which serve as service and sales offices. The lease agreements generally provide for minimum rent, a proportionate share of operating expenses and property taxes, and may include certain renewal and expansion options.

We believe our facilities are adequate to support our business for the foreseeable future.

See Footnote 13 to the Consolidated Financial Statements under Item 8 of this report on Form 10-K for additional information regarding lease costs.

Item 3	Legal Proceedings

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, these matters are not material.

Item 4	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on December 18, 2003. At the meeting, the stockholders voted in favor of electing as directors the eleven nominees named in our Definitive Proxy Statement dated November 25, 2003. The number of votes cast for, as well as the total number of votes cast either against, withheld, or abstentions were as follows:

Election of Directors:

	For	Against / Not Voted
J. Edward Coleman	57,093,574	3,915,383
Anthony L. Craig	57,290,102	3,718,855
Michael J. Emmi	56,877,826	4,131,131
Richard F. Ford	56,883,214	4,125,743
Edwin L. Harper	57,124,752	3,884,205
Delbert W. Johnson	53,353,549	7,655,408
John D. Loewenberg	57,135,200	3,873,757
Warren V. Musser	57,294,266	3,714,691
Anthony J. Paoni	56,886,126	4,122,831
Edward N. Patrone	57,121,852	3,887,105
M. Lazane Smith	57,292,101	3,716,856

PART II

Item 5	Market for Registrant’s Common Stock

Our common stock is listed on the Nasdaq National Market (Symbol: CMPC). As of December 31, 2003, there were approximately 5,900 beneficial holders of our common stock. The high and low sales prices reported within each quarter for the years ended December 31, 2003 and 2002 are as follows:

	2003		2002
	High	Low	High	Low
First quarter	$6.00	$3.31	$3.63	$2.22
Second quarter	5.15	3.46	4.13	3.23
Third quarter	5.80	4.24	6.06	2.50
Fourth quarter	5.29	4.37	6.99	4.54

The last sale price reported for our common stock on March 10, 2004 was $5.04.

We have not declared or paid cash dividends on our common stock. In addition, our current credit facilities restrict the amount of dividends we may pay on our common stock.

Item 6	Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K in order to understand fully the factors that may affect the comparability of the financial data presented below:

	For the Years Ended December 31,
	2003	2002	2001	2000		1999
Operating Results
(in thousands, except per share amounts)

Revenues	$1,455,120	$1,571,128	$1,815,504	$2,710,637		$2,952,263

Gross margin	174,409	206,319	243,997	284,220		319,069

Earnings before income taxes and cumulative effect of a change in accounting principle for negative goodwill	21,599	30,275	11,102	8,530	(1)	18,977

Earnings before cumulative effect of a change in accounting principle for negative goodwill	13,175	18,317	6,661	5,118	(1)	11,574

Earnings per common share before cumulative effect of a change in accounting principle for negative goodwill:
Basic	.25	.36	.12	.09	(1)	.22
Diluted	.24	.34	.12	.09	(1)	.22

Balance Sheet Data

Total assets	$460,720	$444,858	$444,083	$436,360		$498,052

Long-term obligations	—	—	—	—		—

Stockholders’ equity	271,568	256,491	235,312	229,552		222,972

(1)	Includes a restructuring related charge of $5.2 million ($3.1 million, after tax) and net gains on marketable securities of $1.0 million ($0.6 million, after tax) or ($.05) per share

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Founded in 1987, CompuCom Systems, Inc. is a national leader in helping companies plan, implement and manage multi-vendor, industry-standard computing environments. Our integrated portfolio of service and product offerings help clients reduce the costs, complexities, obstacles and risks associated with new technology adoption and acquisition, operational transition and on-going management of their information systems.

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Critical Accounting Policies

Our significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Footnote 1 of the Notes to Consolidated Financial Statements. The following are our critical accounting policies, followed by a brief discussion of each:

•	Allowance for doubtful accounts;

•	Revenue recognition;

•	Intangible assets and goodwill; and

•	Income taxes

Allowance for Doubtful Accounts. Our allowance for doubtful accounts relate to trade and vendor rebate receivables. Trade receivables are a result of product and service sales to our clients. Vendor rebate receivables stem from our participation in certain manufacturers’ customer specific rebate programs. Footnote 2, Trade and Vendor Rebate Receivables, of the Notes to Consolidated Financial Statements summarizes the activity in these accounts.

The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. When evaluating the adequacy of the allowance for doubtful accounts, we specifically analyze trade and vendor rebate receivables, and analyze historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends, changes in customer payment terms and the complexities of vendor-mandated program requirements. If the financial condition of our customers or vendors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of our receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

Revenue Recognition. Our revenue is derived from two primary sources—1) product revenue—which primarily consists of multi-vendor procurement services and support for a wide array of technologies, including personal computer products, certain Unix-based systems, servers, networking and storage products, peripherals, software-related products and licenses, and mobile and wireless computing devices and 2) service revenue—which is composed of various offerings. Our IT Outsourcing services include infrastructure management services consisting of the following: multi-vendor hardware and software support/deployment/migration, help desk, remote network management, IT asset management and software patch management. Another offering is IT Consulting and Systems Integration (“IT Consulting”). This offering provides a complete solution for designing, developing, and integrating complex applications including application design and development, project management and application development staff augmentation. Other offerings include complex configuration and imaging, vendor warranty contracts, software agency fees, fulfillment services provided to certain manufacturers, technical event management and federal government services.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is probable. Generally for product sales, these criteria are met at the time of delivery to a common carrier. Revenue earned from services is recognized ratably over the contractual period or as services are performed. Revenue in excess of billings or service contracts is recorded as unbilled receivables. Billings in excess of revenue recognized on service contracts are recorded as deferred income until revenue recognition criteria are met.

We generally use either a binding purchase order or signed contract as evidence of an arrangement as well as in determining whether the sales price is fixed and determinable. We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from customers. If, at the time of the sale, we determine that collection of the sales price is not reasonably assured, we defer the revenue and recognize the revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Provision for estimated product returns, which historically have been immaterial, is made at the time the related revenue is recognized. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of provisions for sales returns. Shipping and handling revenues are included in product revenues and related costs are included in product costs.

Accounting literature provides guidance to enable companies to determine whether revenue from the reselling of software licenses should be recorded on a “gross” or “net” basis. We believe that the facts and circumstances, particularly those involving pricing and credit risk, indicate that the majority of our software license sales should be recorded on a “gross” basis. These facts include: CompuCom establishes the selling price to the customer; CompuCom has the responsibility to pay suppliers for all products ordered, regardless of when, or if, it collects from its customers; the Company is solely responsible for determining the credit worthiness of its customers, thereby assuming all credit risk.

We receive volume incentive dollars from certain vendors related to sales activity of certain products, which are recorded as a reduction of cost of sales when we are reasonably certain as to the amount of the earned incentive. These incentives are generally based on a particular quarter’s sales activity and are primarily formula based, but can fluctuate significantly on a quarterly basis. These amounts are recorded as Receivables on the Consolidated Balance Sheets.

Intangible Assets and Goodwill. We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Factors we consider which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner or use of the assets or the strategy for the our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	market capitalization relative to net book value

The provisions of SFAS No. 142 require a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units using the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using the income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes. We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheet. We must then assess the likelihood that any deferred tax asset will be recovered based on future taxable income and, to the extent we believe recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance in a period, we must include an expense within the tax provision in the statement of operations. We have not recorded a valuation allowance to reduce the carrying amount of recorded deferred tax assets representing future deductions, as we believe we will have sufficient taxable income in the future to realize these deductions. We consider future taxable income as well as ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would not be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset, effected by establishing a valuation allowance, would decrease income in the period such determination was made.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table shows our total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, income taxes, and earnings before cumulative effect of a change in accounting principle for negative goodwill are shown as a percentage of total revenue for the three years ended December 31 ($ in thousands):

	2003	2002	2001
Revenue:
Product	$1,158,312	$1,269,126	$1,533,567
Service	296,808	302,002	281,937

Total revenue	$1,455,120	$1,571,128	$1,815,504

Gross margin:
Product	$82,209	$104,441	$144,150
Service	92,200	101,878	99,847

Total gross margin	$174,409	$206,319	$243,997

Gross margin percentage:
Product	7.1%	8.2%	9.4%
Service	31.1%	33.7%	35.4%

Total gross margin percentage	12.0%	13.1%	13.4%

Operating expenses:
Selling	2.9%	2.9%	3.6%
Service	2.5%	2.7%	3.0%
General and administrative	4.0%	4.4%	4.8%
Depreciation and amortization	1.1%	1.2%	1.2%

Total operating expenses	10.5%	11.2%	12.6%

Earnings from operations	1.5%	1.9%	0.8%

Financing expenses, net	0.0%	0.0%	0.2%

Earnings before income taxes and cumulative effect of a change in accounting principle for negative goodwill	1.5%	1.9%	0.6%

Income taxes	0.6%	0.7%	0.2%

Earnings before cumulative effect of a change in accounting principle for negative goodwill	0.9%	1.2%	0.4%

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

2003 Compared to 2002

Product revenue decreased 8.7% to $1.2 billion in 2003 from $1.3 billion in 2002. The hardware portion of total product revenue decreased 10.9% to $870.3 million in 2003 from $976.8 million in 2002. We believe economic conditions relative to technology procurement continued to hamper the demand for the products we sell mainly to our Fortune 1000 client base. As a result, product purchases and IT projects continued to be delayed, downsized or cancelled. In addition, a decrease in hardware sales to the federal government of $10.3 million contributed to the decline in the hardware portion of total product revenue. The software license revenue portion of total product revenue decreased 1.5% to $288.1 million in 2003 from $292.3 million in 2002. The decrease in the software portion of total product revenue is attributed to higher than normal spending in 2002 by our clients due to announced changes in licensing programs of a certain software provider which resulted in increased demand for those licenses. However, this decrease was partially offset as a result of the expansion of our software offerings and client base.

Product gross margin is the difference between product revenue and the cost of that product revenue. The cost of product revenue consists primarily of the price we pay to acquire the product from the vendor. Product gross margin dollars declined $22.2 million from $104.4 million in 2002 to $82.2 million in 2003. Product gross margin as a percentage of product revenue decreased to 7.1% in 2003 from 8.2% in 2002. We believe the decrease in product gross margin as a percentage of product revenue was primarily due to a decrease in volume incentive dollars received from suppliers, as well as an increase in the mix of lower margin software revenue relative to total product revenue and continued pricing pressure. Due to economic and competitive conditions, we expect to experience continued pressure on both product revenue and product gross margin, the result of which may be to report both lower product revenue and gross margin dollars, as well as a lower gross margin percentage when compared to the comparable prior year period.

Service revenue decreased approximately 1.7% to $296.8 million in 2003 from $302.0 million in 2002. The decrease in service revenue was primarily due to declines in services related to the sale of product, services provided in support of certain manufacturers’ direct fulfillment initiatives, and in IT Outsourcing services. These declines were partially offset by an increase in our application development staff augmentation services. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales.

Service gross margin as a percentage of service revenue decreased to 31.1% in 2003 from 33.7% in 2002. The decrease in service gross margin was primarily the result of an increase in our lower margin application staff augmentation revenue, a decrease in higher margin services provided in support of certain manufacturers’ direct fulfillment initiatives, and the impact of pricing pressure on our IT Outsourcing and IT Consulting services. We expect to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period.

Selling expenses consist primarily of salary, commissions and benefits for sales and sales-support personnel, along with other costs directly related to such personnel. Selling expenses declined approximately $3.4 million in 2003 as compared to 2002. As a percentage of revenue, selling expenses remained flat at 2.9% of revenue in both 2003 and 2002. We attribute the dollar decrease to our cost management efforts, primarily related to sales-support personnel and related costs, reductions in certain infrastructure costs, in particular telecommunications expense, and decreases in costs that vary directly with revenue.

Service expenses consist primarily of salary and benefits cost for personnel supporting the service business, along with other costs directly related to such personnel. Service expenses declined approximately $5.9 million in 2003 as compared to 2002. As a percentage of revenue, service expenses decreased to 2.5% in 2003 from 2.7% in 2002. The decrease was due primarily to our cost management efforts which resulted in lower personnel-related costs and certain infrastructure costs, in particular telecommunications expense, as well as certain costs that vary directly with revenue.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General and administrative expenses consist principally of salary and benefit costs for executive, operations, information services, and administrative personnel, along with certain infrastructure costs directly related to such personnel, professional services and other general corporate activities. General and administrative expenses decreased approximately $11.0 million in 2003 as compared to 2002. General and administrative expense declined as a percentage of revenue from 4.4% in 2002 to 4.0% in 2003. The decrease is reflective of our ongoing cost management efforts which primarily include personnel-related, including temporary labor, costs as well as certain infrastructure costs, in particular property rent and telecommunications expense. Also, we experienced a reduction in those bonus expenses tied to company profitability. Operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset certain expenses incurred, and any cash paid in excess of the actual expense is recorded as a reduction of cost of sales.

Depreciation and amortization expense decreased approximately $2.8 million in 2003 as compared to 2002. As a percentage of revenue, depreciation and amortization expense declined to 1.1% in 2003 from 1.2% in 2002.

Financing expenses, net consists of both financing costs and interest earned on available cash. Financing expenses, net, declined $0.2 million for 2003 when compared to 2002. The decrease was primarily due to lower interest costs incurred as a result of lower effective interest rates. The decrease in financing expenses, net was partially offset by lower interest earned on available cash for the comparable periods, primarily as a result of a decline in interest rates.

As a result of the factors discussed above, we recorded net earnings of $13.2 million for 2003. This compares to net earnings, before the cumulative effect of a change in accounting principle for negative goodwill, of $18.3 million for 2002.

2002 Compared to 2001

Product revenue decreased 17.2% to $1.3 billion in 2002 from $1.5 billion in 2001. The hardware portion of total product revenue decreased 22.6% to $976.8 million in 2002 from $1.3 billion in 2001. The decrease in hardware revenue included a slight increase from hardware sales associated with the NNEF acquisition. The software license revenue portion of total product revenue increased 9.7% to $259.9 million in 2002 from $236.9 million in 2001. We believe general economic conditions continued to hamper demand for the products we sell, mainly from our Fortune 1000 client base. As a result of this economic slowdown, product purchases and IT projects were delayed, downsized or cancelled. In addition, we believe product revenue continued to be negatively impacted by certain clients electing to purchase product directly from manufacturers, as well as by increased competition from other direct marketers. We believe the increase in the software and software license portion of total product revenue, although negatively impacted by these factors, was primarily the result of announced changes in licensing programs of a certain software provider which resulted in increased demand for these licenses during 2002.

Product gross margin is the difference between product revenue and the cost of that product revenue. The cost of product revenue consists primarily of the price we pay to acquire the product from the vendor. Product gross margin dollars declined $39.8 million from $144.2 million in 2001 to $104.4 million in 2002. Product gross margin as a percentage of product revenue decreased to 8.2% in 2002 from 9.4% in 2001. We believe the decrease in product gross margin as a percentage of product revenue was primarily due to an increase in the proportion of lower margin software revenue relative to total product revenue. Also contributing to the decline in product gross margin was more aggressive pricing in certain circumstances.

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

Selling expenses consist primarily of salary, commissions and benefits for sales and sales-support personnel, along with other costs directly related to such personnel. Selling expenses declined approximately $19.6 million in 2002 as compared to 2001. Selling expenses as a percentage of revenue declined to approximately 2.9% of revenue in 2002 from approximately 3.6% in 2001. The lower expense was a result of our focus on cost management, primarily related to personnel and related costs, as well as lower commission expense related to the declines in both revenue and gross margin.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Service expenses consist primarily of salary and benefits cost for personnel supporting the service business, along with other costs directly related to such personnel. Service expenses declined approximately $12.5 million in 2002 as compared to 2001. As a percentage of revenue, service expenses decreased to 2.7% in 2002 from 3.0% in 2001. The decrease was due primarily to our cost management efforts, particularly personnel and related costs, as well as certain infrastructure costs associated with supporting the service business. Partially offsetting these decreases were personnel and infrastructure costs associated with the Excell and ClientLink acquisitions.

General and administrative expenses consist principally of salary and benefit costs for executive, operations, information services, and administrative personnel, along with certain infrastructure costs directly related to such personnel, as well as professional services and other general corporate activities. General and administrative expenses decreased approximately $17.4 million in 2002 versus 2001. General and administrative expense declined as a percentage of revenue from 4.8% in 2001 to 4.4% in 2002. The reduction was reflective of our ongoing cost management efforts which primarily included personnel-related costs, as well as certain infrastructure costs, primarily telecommunications expense. Operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset certain expenses incurred, and any cash paid in excess of the actual expense is recorded as a reduction of cost of sales.

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

Financing expenses, net, declined $2.8 million for 2002 when compared to 2001. The decrease in financing expenses was primarily due to our continued improvement in working capital management, lower financing requirements due primarily to the decline in product revenue, and a decrease in effective interest rates during 2002. The decrease in financing expenses, net, also reflects the impact of a decrease in interest earned on available cash for 2002 as compared to 2001, primarily as a result of a decline in interest rates.

As a result of the factors discussed above, we recorded earnings, before the cumulative effect of a change in accounting principle for negative goodwill, of $18.3 million for 2002. This compared to net earnings of $6.7 million for 2001.

Liquidity and Capital Resources

Working capital at December 31, 2003 was $147.0 million, compared to $121.0 million at December 31, 2002, resulting in a current ratio of 1.79 at December 31, 2003 compared to 1.64 at December 31, 2002. The increase in working capital was primarily the result of an increase in receivables of $66.4 million, offset by a decrease in cash of $46.9 million. During the fourth quarter of 2003, we used $50 million of cash to pay down $50 million of our receivables securitization. Under generally accepted accounting principles, a paydown of securitized receivables results in an equal increase in receivables. Incrementally, receivables increased an additional $16.4 million. The increase in receivables is primarily attributed to increased revenues in the fourth quarter of 2003 as compared to the fourth quarter of 2002.

Our liquidity is impacted by the dollar volume of certain manufacturers’ customer specific rebate programs. Under these programs, we are required to pay a higher initial amount for product and then claim a rebate from the manufacturer to reduce the final cost. These rebates are then passed on to the customer in the form of a reduced sales price. The collection of these rebates can take an extended period of time. Due to these programs, our initial cost for the product is often higher than the sales price we can obtain from our clients. These programs have been at times a material factor in our financing needs. As of December 31, 2003 and 2002, we were owed approximately $18.6 million and $18.5 million, respectively, under these vendor rebate programs. These outstanding amounts are included as a reduction to Accounts payable on the Consolidated Balance Sheets.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, we participate in certain programs provided by various suppliers that enable us to earn volume incentive dollars. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction to cost of goods sold and are recorded as Receivables on the Consolidated Balance Sheets. As of December 31, 2003 and 2002, we were owed approximately $2.6 million and $3.3 million, respectively, under these supplier incentive programs.

Our working capital requirements are generally funded through financing arrangements and internally generated funds. As of December 31, 2003, our financing arrangements consisted of a $50 million receivable securitization facility (“Securitization”) and a $25 million working capital line of credit (“Revolver”). The Securitization’s pricing is based on a designated short-term interest rate plus an agreed upon spread. Amounts outstanding as sold receivables as of December 31, 2002 consisted of two certificates totaling $60 million. Within the context of the Securitization, each certificate was issued from a separate facility, with each facility set at $50 million. One $50 million facility, which matured in October 2003, had one certificate issued for $50 million. Consistent with our financing arrangements, this facility was not renewed. As of December 31, 2003 the other $50 million facility, with an October 2005 maturity date, had one certificate issued for $10 million. The Revolver, which initially had a May 2002 maturity date but has been extended to an April 2004 maturity date, bears interest at a rate of LIBOR plus an agreed upon spread and is secured by a lien on our assets. We anticipate extending or renewing the Revolver. Availability under the Revolver is subject to a borrowing base calculation. As of December 31, 2003, availability under the Revolver was $25 million with no outstanding amounts. Terms of the Revolver limit the amounts available for capital expenditures and dividends. Both the Securitization and the Revolver require us to maintain compliance with selected financial covenants. The weighted-average interest rate on borrowings was approximately 2.7% and 4.0% in 2003 and 2002, respectively.

Our business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to our overall financial position. Generally, our capital expenditures relate to our information technology hardware and software and improvements in our distribution center. Capital expenditures were approximately $6.6 million in 2003 compared to approximately $5.2 million in 2002. We currently expect capital expenditures of approximately $8 million to $12 million in 2004.

Contractual Obligations

Our contractual obligations consist of noncancelable operating leases for facilities and equipment, which expire at various dates from 2004 to 2011, with the exception of the operating lease on our headquarters facility, which expires in 2019. Future minimum lease payments under noncancelable operating leases as of December 31, 2003 are as follows (in thousands):

2004	$7,424
2005	5,903
2006	5,106
2007	4,852
2008	4,872
2009 and thereafter	43,690

$71,847

Recent Accounting Pronouncements

Disclosure regarding recent accounting guidance that has been issued and that will be adopted in a future period is contained in Footnote 1 to the Consolidated Financial Statements, titled “Summary of Significant Accounting Policies”, under Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our Securitization and Revolver. We utilize our Securitization and Revolver for our working capital and other financing needs. If our effective interest rate were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $0.5 million based on the average balances utilized under the Securitization and Revolver during the twelve months ended December 31, 2003. We did not experience a material impact from interest rate risk during 2003.

Currently, we do not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.

Item 8	Financial Statements and Supplementary Data

The consolidated financial statements filed with this report appear on pages F-2 through F-27, and are listed on page F-1.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in the periodic SEC filings within the required time period. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART III

Item 10	Directors and Executive Officers of the Registrant

Our directors are elected annually and our executive officers are appointed by our board of directors annually. Our directors and executive officers as of March 10, 2004 are as follows:

Name	Age	Position

J. Edward Coleman (1)	52	Chairman, President, Chief Executive Officer and Director

M. Lazane Smith (2)	49	Senior Vice President, Finance, Chief Financial Officer, Secretary and Director

David A. Loeser (3)	49	Senior Vice President, Human Resources

John F. McKenna (4)	41	Senior Vice President, Services

Anthony L. Craig (5)	58	Director

Michael J. Emmi (6)	61	Director

Richard F. Ford (7)	67	Director

Edwin L. Harper (8)	62	Director

Delbert W. Johnson (9)	65	Director

John D. Loewenberg (10)	63	Director

Warren V. Musser (11)	77	Director

Anthony J. Paoni (12)	59	Director

Edward N. Patrone (13)	68	Director

(1)	Mr. Coleman has served as our Chairman of the Board since October 2001. He also has served as our Chief Executive Officer since December 1999 and as our President since July 2000. Prior to joining us, Mr. Coleman served as a Business Development Executive and Director of Marketing for Computer Sciences Corporation from March 1995 to December 1999. Mr. Coleman is a director of Red Oak Software, Inc.

(2)	Ms. Smith has served as our Senior Vice President, Finance and Chief Financial Officer since February 1997 and as a director and secretary since February 2001. Ms. Smith joined us in 1993 as Corporate Controller and was promoted to Vice President, Finance and Corporate Controller in 1994. Ms. Smith is a director of Global Imaging Corp.

(3)	Mr. Loeser joined us in April 1999 as Senior Vice President of Human Resources. Prior to joining us, he served as Senior Vice President of Human Resources for Quaker State, Inc. from 1996 to 1998. Mr. Loeser is a director of People Solutions, Inc.

(4)	Mr. McKenna joined us in January 1999 as Vice President, Managed Desktop Services and was promoted to Senior Vice President, Services in September 1999. Prior to joining us, he served as Senior Vice President Services for Oracle Corp. during 1998.

(5)	Mr. Craig has been a director since 2002. He became President, Chief Executive Officer and director of Safeguard in October 2001. Before joining Safeguard, Mr. Craig was Chief Executive Officer from December 1999 to October 2001 and remains Chairman of Arbinet Holdings, Inc., a leading online trading exchange for the telecommunications industry. Before Arbinet, he served as President and Chief Executive Officer of Global Knowledge Network, a premier provider of technology learning services, from January 1997 to December 1999. In addition to Safeguard and Arbinet, Mr. Craig is a director of Pacific Title and Arts Studio, Inc. and ChromaVision Medical Systems, Inc.

(6)	Mr. Emmi has been a director since 1994. He was Chairman of the Board, President and Chief Executive Officer of Systems & Computer Technology Corporation, a provider of computer software and services, from May 1985 through 2001. He is the founder and Chief Executive Officer of IPR International. Mr. Emmi is a director of Metallurg, Inc. and CDI Corp.

(7)	Mr. Ford has been a director since 1991. He is a Managing General Partner of the management companies which act as a general partner of Gateway Mid-America Partners, L.P., Gateway Venture Partners II, L.P., Gateway Venture Partners III, L.P. and Gateway Partners, L.P., private venture capital funds formed in 1984, 1987, 1990 and 1995, respectively. Mr. Ford is a director of Stifel Financial Corporation, D&K Healthcare Resources, Inc., Barry-Wehmiller Companies, Inc. and TALX Corporation.

(8)	Mr. Harper has been a director since 2000. He is Senior Vice President for Public Affairs and Government Relations for Fortis, Inc. From 1998 through July 2001, he served as Executive Vice President, Chief Financial Officer, and Chief of Operations and Information Technology for Fortis subsidiaries.

(9)	Mr. Johnson has been a director since 1995. He served as Chairman of the Board and Chief Executive Officer of Pioneer Metal Finishing, Inc., a former division of Safeguard, until October 1997. Mr. Johnson is a director of U.S. Bancorp.

(10)	Mr. Loewenberg has been a director since 1995. He has been the Managing Partner of JDL Enterprises, a consulting firm, since March 1996. From May 1995 through March 1996, Mr. Loewenberg served as Executive Vice President and Chief Administrative Officer of Connecticut Mutual, a life insurance company. Mr. Loewenberg is a director of DocuCorp International, Inc. and a director and non-executive chairman of Applix, Inc.

(11)	Mr. Musser has been a director since 1984. He is the Managing Director of The Musser Group, a financial consulting company. Mr. Musser currently serves as Chairman Emeritus at Safeguard Scientifics, Inc. and previously served as Chairman and Chief Executive Officer of Safeguard Scientifics, Inc. from 1953 until April 2001. Mr. Musser is a director of Internet Capital Group, Inc., chairman of Telkonet, Inc., Managing Director of Intrepid Capital Partners, Chairman of Epitome, Inc. and Vice Chairman of Nutri System, Inc. Mr. Musser serves on a variety of civic, educational and charitable boards of directors, and serves as chairman of the National Center for the American Revolution, co-chairman of The Eastern Technology Council, and chairman of Economics PA.

(12)	Mr. Paoni has been a director since 1999. Since April 2001, Mr. Paoni has been Vice Chairman and Partner of DiamondCluster International, Inc. Mr. Paoni is a professor of technology and E-Commerce at the Kellogg Graduate School of Management. Before 1996, Mr. Paoni spent 28 years in the information technology industry, most recently as the Chief Operating Officer of Eolas, Inc., an Internet software company. Mr. Paoni manages the Kellogg Technology Speaker Series and is co-author of two books entitled “Kellogg on Technology” and “TechVenture”. Mr. Paoni was a strategic advisor to the US Navy for the CVX nuclear carrier program and is a director of US Freightways Corporation.

(13)	Mr. Patrone, retired, has been a director since 1991. He was a senior consultant to Alco Standard Corporation, a national distributor of paper and office products, from 1991 to 1997. From 1988 through 1991, he was president and chief executive officer of Paper Corporation of America. He is a director of Global Imaging Corp.

Audit Committee Financial Expert

Our Board of Directors has determined that Edwin L. Harper, Chair of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Edwin L. Harper (Chair), John D. Loewenberg and Edward N. Patrone.

Code of Ethics

We have adopted a code of business conduct and ethics for directors, officers (including our principal executive officer, principal financial officer and controller) and employees, known as the CompuCom Systems, Inc. Code of Business Conduct and Ethics (“Code of Ethics”). The Code of Ethics is available on our website at www.compucom.com. With respect to executive officers and directors, any change in or waiver from the Code of Ethics will be disclosed on our website. Copies of the Code of Ethics can be obtained, at no charge, by writing to:

CompuCom Systems, Inc.

Investor Relations

7171 Forest Lane

Dallas, TX 75230

800.225.1475

Section 16(a) Beneficial Ownership Reporting Compliance

Item 405 of Regulation S-K requires that we disclose late filings of reports of stock ownership by our directors and executive officers. To the best of our knowledge, the only late filings during 2003 were a Form 5 filed late by each of the following individuals: Michael J. Emmi, Richard F. Ford, Edwin L. Harper, Delbert W. Johnson, John D. Loewenberg, Anthony J. Paoni and Edward N. Patrone.

Item 11	Executive Compensation

Summary Compensation Table

The following table is a summary for fiscal years 2001, 2002 and 2003 of certain information concerning the compensation paid or accrued to the chief executive officer and to the four most highly compensated executive officers other than the chief executive officer (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Annual Compensation		Long-Term Compensation	All Other Compensation(1)
Awards
		Salary	Bonus	Securities Underlying Options/SARs (#)

J. Edward Coleman, President and Chief Executive Officer	2003 2002 2001	$535,000 535,000 535,000	$481,500 963,000 642,000	-0- -0- 200,000	$8,282 6,679 3,825

M. Lazane Smith, Senior Vice President, Finance and Chief Financial Officer	2003 2002 2001	$350,000 350,000 350,000	$262,500 525,000 350,000	-0- -0- 125,000	$7,568 5,806 3,750

John F. McKenna, Senior Vice President, Services	2003 2002 2001	$250,000 250,000 226,923	$187,500 275,000 226,923	-0- -0- 100,000	$6,248 5,868 0

David A. Loeser, Senior Vice President, Human Resources	2003 2002 2001	$210,000 210,000 205,385	$157,500 315,000 205,385	-0- -0- 100,000	$7,212 7,111 4,202

Anthony F. Pellegrini, Senior Vice President, Sales(2)	2003 2002 2001	$150,231 210,000 205,385	$-0- 283,500 205,385	-0- -0- 100,000	$2,197 4,375 4,202

Notes to Annual Compensation Table:

(1)	For 2003, all other compensation includes the following:

Name	Company Match Defined Contribution Plan	Term Life Insurance
J. Edward Coleman	$5,243	$3,039
M. Lazane Smith	5,500	2,068
John F. McKenna	4,950	1,298
David A. Loeser	4,583	2,629
Anthony F. Pellegrini	2,197	-0-

(2)	Mr. Pellegrini retired from CompuCom effective July 31, 2003.

2003 Stock Option Grants

The Compensation Committee did not grant stock options to any of the Named Executive Officers during 2003.

2003 Stock Option Exercises and Year-End Stock Option Values

The following table sets forth information concerning aggregated stock option exercises during the year ended December 31, 2003, and the number and value of unexercised options held by each of the Named Executive Officers at December 31, 2003.

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number Of Securities Underlying Unexercised Options/SARs At Fiscal Year-End (#)		Value Of Unexercised In-The-Money Options/SARs At Fiscal Year-End ($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
J. Edward Coleman	-0-	$-0-	1,000,000	150,000	$1,894,800	$337,625
M. Lazane Smith	-0-	-0-	463,000	100,000	684,670	244,625
John F. McKenna	-0-	-0-	262,500	87,500	402,875	207,125
David A. Loeser	-0-	-0-	287,500	62,500	527,938	188,313
Anthony F. Pellegrini(2)	162,500	731,250	-0-	-0-	-0-	-0-

(1)	Value is calculated using the difference between the option exercise price and the year-end stock price, multiplied by the number of shares subject to the option. The year-end stock price used was $5.19 for each share of our common stock.
(2)	Mr. Pellegrini retired from CompuCom effective July 31, 2003.

Compensation of the Board of Directors

Annual and Meeting Attendance Fees:

Directors who are executive officers of Safeguard or employees of CompuCom receive no additional compensation other than their normal salary for serving on the board or its committees. Non-employee directors receive a quarterly retainer of $6,250 and reimbursement of out-of-pocket expenses. The Board of Directors from time to time also may appoint temporary committees to perform special services for or on behalf of the Board of Directors. Directors that serve on these committees may receive additional compensation, at the election of the Board of Directors, based on the scope and nature of the services provided by members of those committees. During 2003, payments for these special services totaled $28,000. Members of the board who received a special service payment included Messrs. Ford, Harper, Paoni and Patrone.

Stock Options:

Directors who are not executive officers of Safeguard or employees of CompuCom receive:

•	a stock option to purchase 10,000 shares of our common stock upon initial election to the board, and

•	service grants, upon the determination of the compensation committee

Directors’ options have a ten-year term and generally vest 25% each year starting on the first anniversary of the grant date. The exercise price is equal to or above the market price of a share of our stock on the grant date. In November 2003, Messrs. Emmi, Ford, Harper, Johnson, Loewenberg, Paoni and Patrone were each granted two options to purchase 5,000 shares per option at exercise prices of $5.12 and $5.55 per share, respectively.

Employment Contracts

We have entered into employment agreements (“Agreement”) with each of our Named Executives. These Agreements provide for employment as an executive officer at a minimum monthly salary until the employment relationship is terminated. Each Named Executive is entitled to participate in our Management Incentive Compensation Plan (“MICP”) at a rate of 100% of base salary, with the exception of Mr. Coleman, who participates at a rate of 120% of base salary. Additionally, the Agreements provide that we will purchase for the Named Executives’ benefit a term life insurance policy having a death benefit of up to $800,000 as well as a long-term disability policy. If the Named Executive is incapacitated so as to render the Named Executive mentally or physically incapable of performing the service required for a period of 180 consecutive days, we may terminate the individual’s employment , in which case the Named Executive shall continue to receive salary, MICP and benefits continuation for a two-year period, or in the case of Mr. Coleman, three years. In the event the Named Executive is terminated without cause, as defined in the Agreement, is demoted or the amount of salary and benefits are reduced, the Named Executive will be entitled to a lump sum payment equal to two years salary, MICP and benefits continuation, or three years in the case of Mr. Coleman, as well as outplacement assistance of $25,000. Each Named Executive has agreed to non-competition and non-solicitation provisions upon termination for any reason. If a change of control occurs, each Named Executive will be entitled to receive a lump sum payment of two years salary, MICP and benefits continuation, or in the case of Mr. Coleman, three years. Also, if a change of control occurs, all unvested stock options will automatically vest and become exercisable.

Compensation Committee Interlocks and Insider Participation

Item 402 of Regulation S-K requires that we disclose certain relationships of individuals serving on the compensation committee of the board of directors. To the best of our knowledge, there were no such relationships, as defined in Item 402 of Regulation S-K, during 2003.

Item 12	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of February 13, 2004, with respect to each person known to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and information with respect to the beneficial ownership of our common stock by each Director, each Named Executive Officer, and by the Directors and executive officers as a group.

Name	Shares Beneficially Owned	Options Exercisable Within 60 Days Of February 13, 2004	Shares Beneficially Owned Assuming Exercise of Options	Percent of Shares
Safeguard Scientifics, Inc. 800 The Safeguard Building 435 Devon Park Drive Wayne, PA 19087	26,756,538	0	26,756,538	51.10%

Dimensional Fund Advisors 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	3,350,142	0	3,350,142	6.68%

J. Edward Coleman	70,000	1,050,000	1,120,000	2.19%

Anthony L. Craig	0	0	0	*

Michael J. Emmi	0	61,000	61,000	*

Richard F. Ford	30,000	51,000	81,000	*

Edwin L. Harper	1,000	29,000	30,000	*

Delbert W. Johnson	0	49,000	49,000	*

John D. Loewenberg	11,875	74,000	85,875	*

Warren V. Musser	473,983	0	473,983	*

Anthony J. Paoni	1,000	39,000	40,000	*

Edward N. Patrone	10,000	51,000	61,000	*

M. Lazane Smith	19,238	488,000	507,238	1.00%

David A. Loeser	4,235	287,500	291,735	*

John F. McKenna	0	287,500	287,500	*

Executive officers and directors as a group (13 persons)	621,331	2,467,000	3,088,331	5.87%

*	Less than 1% of our outstanding shares of common stock

Each individual has the sole power to vote and to dispose of the shares (other than shares held jointly with spouse) except for the following shares:

Safeguard Scientifics, Inc.	Includes 23,421,181 shares held by Safeguard Scientifics (Delaware), Inc. and 1,119,700 shares held by Safeguard Delaware, Inc., wholly-owned subsidiaries of Safeguard Scientifics, Inc. Safeguard Scientifics (Delaware), Inc. also holds 1,500,000 shares of Series B preferred shares. Those shares are convertible into 2,215,657 shares of common stock, which also are included. This amount does not include 443,283 shares which have been pledged to Safeguard as collateral for a loan it provided to Warren V. Musser. Safeguard disclaims beneficial ownership of these shares.

Dimensional Fund Advisors, Inc.	Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds”. In its role as investment adviser or manager, Dimensional possesses voting and/or investment power over the securities of the Issuer described in this schedule that are owned by the Funds. All securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. Beneficial ownership information presented above was as of December 31, 2003, as filed on Schedule 13G with the Securities and Exchange Commission.

Edwin L. Harper	Includes 1,000 shares held in a Revocable Trust.

Warren V. Musser	Includes 30,700 shares held by a trust of which Mr. Musser is a co-trustee. Mr. Musser disclaims beneficial ownership of the shares beneficially owned by the trust. The remaining 443,283 shares have been pledged to Safeguard as collateral for a loan it provided to Mr. Musser. Safeguard disclaims beneficial ownership of these shares.

Information related to securities authorized for issuance under equity compensation plans, each of which has been approved by our stockholders, is set forth in Footnote 10 to the Consolidated Financial Statements titled “Stock-Based Compensation” under Item 8 of this report on Form 10-K.

Item 13	Certain Relationships and Related Transactions

We have transactions in the normal course of business with Safeguard or companies affiliated with Safeguard. We recorded total revenues of approximately $0.5 million, $0.2 million, and $0.8 million in 2003, 2002, and 2001, respectively, with Safeguard and companies affiliated with Safeguard. As of December 31, 2003, Safeguard owned approximately 51% of our outstanding common stock.

Item 14	Principal Accounting Fees and Services

The following table shows the fees paid or accrued for our audit and other services provided by KPMG LLP for fiscal years 2003 and 2002:

	2003	2002
Audit Fees(1)	$330,000	$330,000
Audit Related Fees(2)	37,000	42,000

Total Audit and Related Fees	367,000	372,000
Tax Fees(3)	3,875	38,105
All Other Fees	1,461	-0-

Total Fees	$372,336	$410,105

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and reviews of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.
(2)	Audit related fees consisted principally of fees for audits of financial statements of the employee benefit plan.
(3)	Tax fees consisted of fees for tax compliance and tax consulting services.
(4)	All applicable services listed above were pre-approved by the Audit Committee.

For audit and audit-related services not prohibited by law to be performed by our independent auditors, the Audit Committee has delegated to us the authority per engagement of up to $40,000 and to the Chair of the Audit Committee authority per engagement of up to $60,000. For tax and all other services not prohibited by law to be performed by our independent auditors, the Audit Committee has delegated to us the authority per engagement of up to $15,000 and to the Chair of the Audit Committee authority per engagement of up to $35,000.

PART IV

Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements and Schedules.

The financial statements filed with this report are listed on page F-1 of this Form 10-K and are incorporated herein by reference.

(a)(3) Exhibits.

See Exhibit Index on page G-1

(b) Reports on Form 8-K.

On October 30, 2003, we filed a Current Report on Form 8-K to report a press release announcing financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CompuCom Systems, Inc.

By:	/s/ M. Lazane Smith

M. Lazane Smith Senior Vice President, Finance, Chief Financial Officer (Chief Accounting Officer), Secretary and Director

Dated: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 12, 2004

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

/s/ M. Lazane Smith

M. Lazane Smith Director

Independent Auditors’ Report

The Stockholders and Board of Directors

CompuCom Systems, Inc.:

We have audited the accompanying consolidated balance sheets of CompuCom Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompuCom Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Dallas, Texas

February 6, 2004

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(In thousands, except share and per share amounts)

Assets	2003	2002
Current assets:
Cash and cash equivalents	$81,145	$128,039
Receivables, less allowance for doubtful accounts of $1,640 in 2003 and $2,176 in 2002	213,119	146,732
Inventories	35,612	27,732
Deferred income taxes	1,496	3,814
Other	2,756	3,085

Total current assets	334,128	309,402

Property and equipment:
Furniture, fixtures and other equipment	87,065	83,605
Leasehold improvements	6,813	7,411

	93,878	91,016
Less accumulated depreciation and amortization	(74,744)	(67,092)

Net property and equipment	19,134	23,924

Goodwill and other intangible assets, less accumulated amortization	106,925	110,071
Other	533	1,461

Total assets	$460,720	$444,858

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$105,344	$117,252
Accrued liabilities	81,800	71,115

Total current liabilities	187,144	188,367
Deferred income tax liability	2,008	—
Stockholders’ equity:
Series B cumulative, convertible preferred stock, $10 stated value. Authorized 3,000,000 shares; issued and outstanding 1,500,000 shares	15,000	15,000
Common stock, $.01 par value. Authorized 70,000,000 shares; issued 50,074,774 shares in 2003, and 49,299,098 shares in 2002	501	493
Additional paid-in capital	78,015	75,221
Retained earnings	178,052	165,777

Total stockholders’ equity	271,568	256,491

Total liabilities and stockholders’ equity	$460,720	$444,858

See accompanying notes to consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2003, 2002 and 2001

(In thousands, except per share amounts)

	2003	2002	2001
Revenue:
Product	$1,158,312	$1,269,126	$1,533,567
Service	296,808	302,002	281,937

Total revenue	1,455,120	1,571,128	1,815,504

Cost of revenue:
Product	1,076,103	1,164,685	1,389,417
Service	204,608	200,124	182,090

Total cost of revenue	1,280,711	1,364,809	1,571,507

Gross margin	174,409	206,319	243,997

Operating expenses:
Selling	42,374	45,801	65,411
Service	35,979	41,830	54,318
General and administrative	58,718	69,704	87,129
Depreciation and amortization	15,458	18,232	22,729

Total operating expenses	152,529	175,567	229,587

Earnings from operations	21,880	30,752	14,410

Financing expenses, net	281	477	3,308

Earnings before income taxes and cumulative effect of a change in accounting principle for negative goodwill	21,599	30,275	11,102

Income taxes	8,424	11,958	4,441

Earnings before cumulative effect of a change in accounting principle for negative goodwill	13,175	18,317	6,661
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	707	—

Net earnings	$13,175	$19,024	$6,661

Basic earnings per common share:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$.25	$.36	$.12
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	.01	—

Net earnings	$.25	$.37	$.12

Diluted earnings per common share:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$.24	$.34	$.12
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	.01	—

Net earnings	$.24	$.35	$.12

Average common shares outstanding:
Basic	49,583	48,647	48,034
Diluted	51,457	50,654	48,445

See accompanying notes to consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2003, 2002 and 2001

(In thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Notes Receivable for Sale of Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount

Balances at December 31, 2000	1,500,000	$15,000	49,205,638	$492	$75,354	$143,370	685,635	$(3,160)	$(1,504)	$229,552

Exercise of options			51,618	1	114					115

Issuances under employee stock purchase plan			538,321	5	742					747

Income tax benefits resulting from Stock-based compensation plans					42					42

Settlement of notes receivable for sale of stock							745,890	(2,409)	1,504	(905)

Preferred stock dividend						(900)				(900)

Net earnings						6,661				6,661

Balances at December 31, 2001	1,500,000	15,000	49,795,577	498	76,252	149,131	1,431,525	(5,569)	—	235,312

Exercise of options			654,107	7	1,793					1,800

Issuances under employee stock purchase plan			280,939	3	683					686

Income tax benefits resulting from Stock-based compensation plans					569					569

Treasury stock retirement			(1,431,525)	(15)	(4,076)	(1,478)	(1,431,525)	5,569		—

Preferred stock dividend						(900)				(900)

Net earnings						19,024				19,024

Balances at December 31, 2002	1,500,000	15,000	49,299,098	493	75,221	165,777	—	—	—	256,491

Exercise of options			548,400	6	1,516					1,522

Issuances under employee stock purchase plan			227,276	2	882					884

Income tax benefits resulting from Stock-based compensation plans					396					396

Preferred stock dividend						(900)				(900)

Net earnings						13,175				13,175

Balances at December 31, 2003	1,500,000	$15,000	50,074,774	$501	$78,015	$178,052	—	$—	$—	$271,568

See accompanying notes to consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$13,175	$19,024	$6,661
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	(707)	—
Depreciation and amortization	15,458	18,232	22,729
Deferred income taxes	5,487	675	(1,440)

Changes in assets and liabilities, excluding effects from acquisitions:
Receivables	(65,991)	(12,077)	168,151
Inventories	(7,880)	1,579	60,861
Other current assets	(724)	(1,965)	(2,475)
Accounts payable	(11,908)	(2,921)	8,958
Accrued liabilities and other	10,613	(13,348)	(13,531)

Net cash provided by (used in) operating activities	(41,770)	8,492	249,914

Cash flows from investing activities:
Capital expenditures	(6,630)	(5,189)	(20,900)
Business acquisitions, net of cash acquired	—	—	(120,683)

Net cash used in investing activities	(6,630)	(5,189)	(141,583)

Cash flows from financing activities:
Borrowings under revolver	—	—	8,000
Repayment of revolver	—	—	(8,000)
Issuance of common stock	2,406	2,486	862
Preferred stock dividend	(900)	(900)	(900)

Net cash provided by (used in) financing activities	1,506	1,586	(38)

Net increase (decrease) in cash and cash equivalents	(46,894)	4,889	108,293

Cash and cash equivalents at beginning of year	128,039	123,150	14,857

Cash and cash equivalents at end of year	$81,145	$128,039	$123,150

Supplemental disclosure of cash flow information
Income taxes paid	$3,778	$10,841	$8,948
Financing expenses paid	$1,281	$1,846	$6,387

See accompanying notes to consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Description of Business

CompuCom Systems, Inc. and subsidiaries (“CompuCom” or “the Company”) is a national leader in helping companies plan, implement and manage multi-vendor, industry-standard computing environments. Integrated into two segments, service and product, our comprehensive portfolio of service and product offerings help clients reduce the costs, complexities, obstacles and risks associated with new technology adoption and acquisition, operational transition and on-going management of their information systems.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Provision for depreciation and amortization is based on the estimated useful lives of the assets (building and leasehold improvements, 3 to 30 years; furniture and equipment, 3 to 7 years) and is computed using the straight-line method.

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over net assets acquired. Goodwill is not amortized, but is tested at least annually for impairment. The impairment testing is performed at a reporting unit level and consists of two steps. In the first step, CompuCom compares the fair value of each reporting unit to its carrying value. CompuCom determines the fair value of its reporting units using the income approach, which requires the Company to calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then CompuCom must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then CompuCom must record an impairment loss equal to the difference.

Other intangible assets consist primarily of customer-related and contract-related costs with definite useful lives. Intangible assets are generally amortized on a straight-line basis over the length of the contract or benefit period, generally ranging from two to eleven years.

Revenue Recognition

CompuCom’s revenue is derived from two primary sources—1) product revenue—which primarily consists of multi-vendor procurement services and support for a wide array of technologies, including personal computer products, certain Unix-based systems, servers, networking and storage products, peripherals, software-related products and licenses, and mobile and wireless computing devices and 2) service revenue—which is composed of various offerings. Our IT Outsourcing services (“ITO”) include infrastructure management services consisting of the following: multi-vendor hardware and software support/deployment/migration, help desk, remote network management, IT asset management and software patch management. Another offering is IT Consulting and Systems Integration (“IT Consulting”). This offering provides a complete solution for designing, developing, and integrating complex applications including application design and development, project management, application development staff augmentation, technical event management and federal government services. Other offerings include complex configuration and imaging, vendor warranty contracts, software agency fees, and services provided in support of certain manufacturers’ direct fulfillment initiatives.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is probable. Generally for product sales, these criteria are met at the time of delivery to a common carrier. Revenue earned from services is recognized ratably over the contractual period or as services are performed. Revenue in excess of billings on service contracts is recorded as unbilled receivables. Billings in excess of revenue recognized on service contracts are recorded as deferred income until revenue recognition criteria are met. Provision for estimated product returns, which historically have been immaterial, is made at the time the related revenue is recognized. Shipping and handling revenues are included in product revenues and related costs are included in product costs.

Accounting literature provides guidance to enable companies to determine whether revenue from the reselling of software licenses should be recorded on a “gross” or “net” basis. CompuCom believes that the facts and circumstances, particularly those involving pricing and credit risk, indicate that the majority of the Company’s software license sales should be recorded on a “gross” basis. These facts include: CompuCom establishes the selling price to the customer; CompuCom has the responsibility to pay suppliers for all products ordered, regardless of when, or if, it collects from its customers; the Company is solely responsible for determining the credit worthiness of its customers, thereby assuming all credit risk.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Stock-Based Compensation

CompuCom uses the intrinsic-value method as provided by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its various fixed stock option plans and its employee stock purchase plan (“ESPP”) and provides pro forma disclosures of the compensation expense determined under the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, CompuCom did not recognize compensation expense upon the issuance of its stock options because the option terms were fixed and the exercise price was equal to or above the market price of CompuCom’s common stock on the date of grant.

The following table displays the effect on net earnings and earnings per share had the fair value method been applied during each period presented (in thousands, except per share data):

		2003	2002	2001

Net earnings as reported		$13,175	$19,024	$6,661
Stock-based compensation excluded from reported net earnings		1,792	2,041	2,029

Pro forma net earnings		$11,383	$16,983	$4,632

Basic earnings per share	As reported	$.25	$.37	$.12
	Pro forma	$.21	$.33	$.08

Diluted earnings per share	As reported	$.24	$.35	$.12
	Pro forma	$.20	$.31	$.08

The per share weighted-average fair value of stock options issued during 2003, 2002, and 2001 was $3.38, $2.06, and $1.56, respectively, on the dates of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used to determine the fair value of stock options granted:

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	85%	84%	83%
Average expected option life	5 years	5 years	5 years
Risk-free interest rate	2.5% to 3.3%	5.0%	4.0% to 5.1%

The per share weighted-average fair value of associates’ purchase rights granted under the ESPP during 2003, 2002, and 2001 was $1.79, $1.20, and $0.72, respectively, using the Black-Scholes option-pricing model. The following weighted-average assumptions were used to determine the fair value of associates’ purchase rights granted:

	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	86%	86%	83%
Average expected option life	6 months	6 months	6 months
Risk-free interest rate	1.1%	1.8%	3.8%

Detailed information regarding CompuCom’s stock plans may be found in Footnote 10 to these Consolidated Financial Statements.

Treasury Stock

Treasury stock transactions are accounted for using the cost method.

Recent Accounting Pronouncements

The following summarizes recent accounting guidance that has been issued and that will be adopted in a future period:

In November 2003, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers By Manufacturers”. EITF Issue No. 03-10 provides guidance regarding how a reseller of a vendor’s products should account for consideration received from the vendor for honoring the vendor’s sales incentives offered directly to consumers. The provisions of EITF Issue No. 03-10 will apply to vendor arrangements entered into after December 31, 2003. CompuCom does not expect EITF 03-10 to have a material effect on its financial condition or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Trade and Vendor Rebate Receivables

The following table summarizes the activity in the allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Trade Receivables	Vendor Rebate Receivables

Balance, December 31, 2000	$3,538	$2,427
Provision for uncollectible receivables	—	975
Less charge-off’s	1,408	2,060

Balance, December 31, 2001	2,130	1,342
Provision for uncollectible receivables	150	1,453
Less charge-off’s	104	766

Balance, December 31, 2002	2,176	2,029
Provision for uncollectible receivables	780	905
Less charge-off’s	1,316	2,344

Balance, December 31, 2003	$1,640	$590

(3)	Inventories

Inventory is comprised of product inventory and service parts. At December 31, 2003 and 2002, total inventory was $35.6 million and $27.7 million, respectively. Product inventory was $33.4 million and $25.6 million at December 31, 2003 and 2002, respectively, and service parts inventory as of the same dates was $2.2 million and $2.1 million, respectively.

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)	Goodwill and Other Intangible Assets

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

The annual goodwill impairment tests are performed on a “reporting unit” basis. A reporting unit can be the same as an operating segment, unless discrete financial information is prepared and regularly reviewed by management at a “component” level, generally one level below the operating segment level. In this case, the component is the reporting unit. A fair value approach is used to test goodwill for impairment. Under the fair value approach, an impairment charge would be recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value.

CompuCom performed the initial goodwill impairment testing as of January 1, 2002, the required date of adoption of SFAS No. 142, and has also performed its annual impairment testing as of December 31, 2002 and December 31, 2003. As a result of the goodwill impairment tests, no impairment losses were indicated.

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented (in thousands, except per share data):

	For the Years Ended December 31,
	2003	2002	2001
Impact on Statement of Operations:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$13,175	$18,317	$6,661
Add back goodwill amortization	—	—	3,219

Adjusted earnings before cumulative effect of a change in accounting principle for negative goodwill	13,175	18,317	9,880
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	707	—

Adjusted net earnings	$13,175	$19,024	$9,880

Impact on Basic Earnings Per Share:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$0.25	$0.36	$0.12
Add back goodwill amortization	—	—	0.07

Adjusted earnings before cumulative effect of a change in accounting principle for negative goodwill	0.25	0.36	0.19
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	0.01	—

Adjusted net earnings	$0.25	$0.37	$0.19

Impact on Fully Diluted Earnings Per Share:
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$0.24	$0.34	$0.12
Add back goodwill amortization	—	—	0.07

Adjusted earnings before cumulative effect of a change in accounting principle for negative goodwill	0.24	0.34	0.19
Cumulative effect of a change in accounting principle for negative goodwill, net of income taxes	—	0.01	—

Adjusted net earnings	$0.24	$0.35	$0.19

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of changes in the carrying amount of goodwill by segment for the years ended December 31, 2003 and 2002 (in thousands):

	Product	Service	Unallocated	Total
Balance at December 31, 2001	$59,402	$41,494	$(1,253)	$99,643
Cumulative change in accounting principle for negative goodwill	—	—	1,253	1,253
Additions	—	1,357	—	1,357

Balance at December 31, 2002	59,402	42,851	—	102,253
2003 Activity	—	—	—	—

Balance at December 31, 2003	$59,402	$42,851	$—	$102,253

In accordance with SFAS No. 142, approximately $1.3 million of negative goodwill associated with the 2001 MicroAge Technology Services, L.L.C. acquisition was recognized in the Consolidated Statements of Operations in 2002 as a cumulative effect of a change in accounting principle. Goodwill additions during the year ended December 31, 2002 resulted from adjustments to the preliminary purchase price allocations related to the acquisitions made in 2001. There were no changes in the carrying amount of goodwill for the year ended December 31, 2003.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of CompuCom’s intangible assets with definite useful lives as of December 31, 2003 and 2002 (in thousands):

	Amortization Period	December 31, 2003
		Gross Carrying Value	Accumulated Amortization	Net
Customer-related	6 – 11 years	$15,467	$11,480	$3,987
Contract-related	24 –36 months	2,840	2,155	685

Total		$18,307	$13,635	$4,672

	Amortization Period	December 31, 2002
		Gross Carrying Value	Accumulated Amortization	Net
Customer-related	6 – 11 years	$15,467	$9,107	$6,360
Contract-related	24 –36 months	2,840	1,382	1,458

Total		$18,307	$10,489	$7,818

Amortization expense related to intangible assets with definite useful lives was $3.1 million and $3.6 million in 2003 and 2002, respectively. The following table provides estimated amortization expense related to intangible assets with definite useful lives for each of the years in the five year period ending December 31, 2008 and thereafter (in thousands):

2004	$2,494
2005	579
2006	246
2007	246
2008	246
2009 and thereafter	861

$4,672

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Segment Information

CompuCom defines its operations as two distinct businesses—1) product revenue—which primarily consists of multi-vendor procurement services and support for a wide array of technologies, including personal computer products, certain Unix-based systems, servers, networking and storage products, peripherals, software-related products and licenses, and mobile and wireless computing devices and 2) service revenue—which is composed of various offerings, including ITO, IT Consulting, and other offerings such as complex configuration and imaging, vendor warranty contracts, software agency fees, and services provided in support of certain manufacturers’ direct fulfillment initiatives.

CompuCom measures segment earnings as operating earnings, defined as income before financing expenses, net and income taxes. All significant inter-segment activity has been eliminated. Total assets are the assets owned or allocated to each segment. Assets included in the “Other” column include all assets not specifically allocated to a segment. CompuCom’s equity interest in unconsolidated subsidiaries is reflected in the “Other” column for the year ended December 31, 2001.

During the first quarter of 2002, CompuCom revised its segment measures for allocating operating expenses between segments. CompuCom believes the new segment measures provide better information for the chief operating decision maker to assess segment performance and make resource allocation decisions. For the year ended December 31, 2002, this change resulted in a decrease of approximately $19.7 million of allocated operating expenses to the product segment and a corresponding increase by the same amount to the services segment. In accordance with SFAS No. 131, prior period amounts were not restated.

(continued)

COMPUCOM, SYSTEMS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2003

Operating Results	Product	Service	Other	Total
(in thousands)

Revenues	$1,158,312	$296,808	$—	$1,455,120

Gross margin	82,209	92,200	—	174,409

Operating earnings	737	21,143	—	21,880
Financing expenses, net				(281)

Earnings before income taxes				$21,599

Total assets	$339,512	$121,208	$—	$460,720

For the Year Ended December 31, 2002

Operating Results	Product	Service	Other	Total
(in thousands)

Revenues	$1,269,126	$302,002	$—	$1,571,128

Gross margin	104,441	101,878	—	206,319

Operating earnings	11,904	18,848	—	30,752
Financing expenses, net				(477)

Earning before income taxes and cumulative effect of a change in accounting principle for negative goodwill				$30,275

Total assets	$339,884	$104,974	$—	$444,858

For the Year Ended December 31, 2001

Operating Results	Product	Service	Other	Total
(in thousands)

Revenues	$1,533,567	$281,937	$—	$1,815,504

Gross margin	144,150	99,847	—	243,997

Operating earnings (loss) excluding restructuring charges	(11,703)	26,494	(381)	14,410
Financing expenses, net				(3,308)

Earnings before income taxes				$11,102

Total assets	$341,517	$102,566	$—	$444,083

(continued)

COMPUCOM, SYSTEMS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Financing Arrangements

CompuCom has financing arrangements which total $75 million, consisting of a $50 million receivable securitization facility (“Securitization”) and a $25 million working capital line of credit (“Revolver”). Consistent with its financing requirements, during 2003 CompuCom reduced the Securitization facility from $100 million to $50 million.

The Securitization’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The Securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable (“receivables”) to a consolidated, wholly-owned bankruptcy-remote special purpose subsidiary (the “SPS”). The risk that CompuCom bears from bad debt losses on trade receivables sold is addressed in its allowance for doubtful accounts. The SPS has sold and, subject to certain conditions, may from time to time sell an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. The sales are reflected as reductions of Receivables in the Consolidated Balance Sheets and are included in the net cash provided by operating activities in the Consolidated Statements of Cash Flows. The proceeds from the sale of receivables are used primarily to fund working capital requirements. CompuCom retains the portion of the sold receivables that are in excess of the amounts outstanding, referred to as retained interest. The carrying amount of CompuCom’s retained interest, which approximates fair value because of the short term nature of the receivables, is reflected in Receivables in the Consolidated Balance Sheets. CompuCom is retained as servicer of the receivables; however, the cost of servicing is not material. Discounts associated with the sale of receivables totaled $1.2 million, $1.7 million, and $5.5 million for 2003, 2002, and 2001, respectively, and are included in Financing expenses, net, in the Consolidated Statements of Operations. Amounts outstanding as sold receivables as of December 31, 2002 consisted of two certificates totaling $60 million. Within the context of the Securitization, each certificate was issued from a separate facility, with each facility set at $50 million. One $50 million facility, which matured in October 2003, had one certificate issued for $50 million. Consistent with CompuCom’s financing needs, this facility was not renewed. As of December 31, 2003 the other $50 million facility, with an October 2005 maturity date, had one certificate issued for $10 million. The weighted average designated short-term interest rate, inclusive of the spread, was 1.8% and 2.0% at December 31, 2003 and 2002, respectively.

The Revolver, which initially had a May 2002 maturity date but has been extended to an April 2004 maturity date, bears interest at a rate of LIBOR plus an agreed-upon spread and is secured by a lien on CompuCom’s assets. CompuCom anticipates extending or renewing the Revolver. Availability under the Revolver is subject to a borrowing base calculation. As of December 31, 2003, availability under the Revolver was $25 million. No amounts were outstanding under the Revolver as of December 31, 2003 and 2002. Terms of the Revolver limit the amounts available for capital expenditures and dividends. Both the Securitization and the Revolver require CompuCom to maintain compliance with selected financial covenants.

The weighted-average interest rate on borrowings was approximately 2.7%, 4.0%, and 6.6%, in 2003, 2002 and 2001, respectively.

Interest income of $1.1 million, $1.9 million, and $4.1 million was earned in 2003, 2002 and 2001, respectively, and is included in Financing expenses, net, on the Consolidated Statements of Operations.

(continued)

COMPUCOM, SYSTEMS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Accrued Liabilities

Accrued liabilities consist of the following as of December 31 (in thousands):

	2003	2002
Accrued payroll and payroll taxes	$21,680	$23,397
Accrued cost of software and licenses	35,622	21,942
Accrued sales tax payable	5,934	5,879
Deferred revenue	4,922	4,128
Other	13,642	15,769

Total	$81,800	$71,115

(8)	Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	2003	2002	2001
Current:
Federal	$2,531	$10,398	$5,288
State	406	885	593
Deferred, primarily federal	5,487	675	(1,440)

	$8,424	$11,958	$4,441

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rates of 35% in 2003, 2002 and 2001 to earnings before income taxes and cumulative effect of a change in accounting principle for negative goodwill as a result of the following (in thousands):

	2003	2002	2001
Computed “expected” tax expense	$7,560	$10,596	$3,886
State taxes, net of U.S. Federal income tax benefit	539	609	261
Other, net	325	753	294

Actual income tax provision	$8,424	$11,958	$4,441

Effective tax rate	39.0%	39.5%	40.0%

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, are presented below (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss and credit carryforwards	$7,318	$7,649
Capital loss carryover	936	936
Inventories, principally due to additional costs inventoried for tax purposes	245	216
Accounts receivable, principally due to allowance for doubtful accounts	574	762
Deferred revenue	219	803
Restructuring accrual	244	456
Other accrued expenses	1,797	2,642

Deferred tax assets	11,333	13,464

Deferred tax liabilities:
Intangible assets	6,725	4,890
Accelerated depreciation	2,150	362
Section 481(a) adjustment	525	1,050
Other	2,445	2,139

Deferred tax liabilities	11,845	8,441

Net deferred tax asset (liability)	$(512)	$5,023

The net deferred tax liability of $0.5 million at December 31, 2003 is the difference between deferred income taxes of $1.5 million and deferred income tax liability of $2.0 million on the Consolidated Balance Sheet. The net deferred tax asset of $5.0 million at December 31, 2002 is the sum of deferred income taxes of $3.8 million and other assets of $1.2 million on the Consolidated Balance Sheet.

CompuCom has available net operating loss carryforwards, resulting from acquisitions, totaling approximately $18 million, which expire in the years 2010 to 2017. CompuCom also has available alternative minimum tax credit carryforwards of approximately $982,000, which may be carried forward indefinitely. The utilization of these pre-acquisition tax loss carryforwards and tax credits is limited to approximately $2 million each year under Internal Revenue Code section 382.

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

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Stock-Based Compensation

CompuCom maintains three stock-based compensation plans (“the Plans”) covering certain key employees, outside directors and certain other individuals. The Plans include the Directors’ Plan, the 1993 Stock Option Plan (“1993 Plan”) and the 2000 Equity Compensation Plan (“2000 Plan”). All the Plans provide for the granting of stock options to outside directors, while both the 1993 Plan and the 2000 Plan provide for the granting of qualified or nonqualified stock options to eligible associates and certain other individuals. The 2000 Plan also provides for the granting of stock appreciation rights, restricted stock and performance units. All stock options granted under the Plans have an exercise price equal to or above the market price of CompuCom’s common stock as of the date of grant, as defined in the Plans. Generally, stock options vest 20-25% each year and expire after 10 years under all Plans. As of December 31, 2003, all eligible stock option grants have been made from the Directors’ Plan and the 1993 Plan, although not all stock options have been exercised. There are approximately 6.7 million shares of common stock authorized for issuance under the Plans.

In 1998, CompuCom created the CompuCom Systems, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP, as amended, provides eligible associates the opportunity to purchase common stock through accumulated payroll deductions. Participation in the ESPP is for periods of six months, beginning on January 1 and July 1 of each year. The first such period was July 1 (i.e., “the enrollment date”) through December 31, 1998 (i.e., “the exercise date”). The exercise price, as defined, for each six month period, is equal to the lower of 85% of the fair market value, as defined, of the Company’s common stock price on the enrollment date or the exercise date. For the six-month withholding periods from January 1 through June 30, 2001 and July 1 through December 31, 2001, associates purchased approximately 344,000 shares at an average price of $1.09 per share and approximately 195,000 shares at an average price of $1.92 per share, respectively. For the six-month withholding periods from January 1 through June 30, 2002, and July 1 through December 31, 2002, associates purchased approximately 179,000 shares at an average price of $1.91 per share and approximately 102,000 shares at an average price of $3.35 per share, respectively. For the six-month withholding periods from January 1 through June 30, 2003 and July 1 through December 31, 2003, associates purchased approximately 111,000 shares at an average price of $3.87 per share and approximately 117,000 shares at an average price of $3.91 per share, respectively. Upon adoption of the ESPP, a total of 1.0 million shares were authorized for issuance, with increases in the number of shares authorized for issuance of 1.0 million shares and 2.0 million shares in 2000 and 2002, respectively.

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock option activity under CompuCom’s plans is summarized below:

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In thousands)		(In thousands)		(In thousands)
Outstanding at beginning of year	6,451	$3.19	7,534	$3.14	6,426	$3.45
Granted	95	5.12	103	2.92	2,798	2.27
Exercised	(548)	2.78	(654)	2.75	(52)	2.21
Canceled	(300)	2.52	(532)	2.94	(1,638)	2.90

Outstanding at end of year	5,698	$3.30	6,451	$3.19	7,534	$3.14

Options exercisable at year-end	4,050	$3.47	3,152	$3.54	2,322	$3.67

Shares available for future grant	995		2,511		2,082

The following summarizes information about the Company’s stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(In thousands)	(years)		(In thousands)
$1.53 – $2.13	858	6.9	$2.04	539	$2.05
2.19 – 2.19	1,152	7.3	2.19	511	2.19
2.50 – 3.13	349	7.6	2.90	79	2.82
3.19 – 3.19	1,422	5.0	3.19	1,417	3.19
3.25 – 12.50	1,917	5.7	4.69	1,504	4.72

$1.53 – $12.50	5,698	6.2	$3.30	4,050	$3.47

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Related Party Transactions

CompuCom has transactions in the normal course of business with Safeguard or companies affiliated with Safeguard. CompuCom recorded total revenues of approximately $0.5 million, $0.2 million, and $0.8 million in 2003, 2002, and 2001, respectively, with Safeguard and companies affiliated with Safeguard. As of December 31, 2003, Safeguard owned approximately 51% of CompuCom’s outstanding common stock. CompuCom purchased approximately $0.1 million of consulting services in both 2002 and 2001 from Safeguard affiliates.

(12)	Earnings Per Share

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

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Year ended December 31, 2003
	Income	Shares
	(Numerator)	(Denominator)	EPS
Net earnings	$13,175
Less: Preferred stock dividends	(900)

Basic EPS
Earnings available to common shareholders	12,275	49,583	$.25

Effect of dilutive securities
Stock options	—	1,874

Diluted EPS
Earnings available + assumed conversions	$12,275	51,457	$.24

	Year ended December 31, 2002
	Income	Shares
	(Numerator)	(Denominator)	EPS
Earnings before cumulative effect of a change in accounting principle for negative goodwill	$18,317
Less: Preferred stock dividends	(900)

Basic EPS
Earnings available to common stockholders before cumulative effect of a change in accounting principle for negative goodwill	17,417	48,647	$.36

Effect of dilutive securities
Stock options	—	2,007

Diluted EPS
Earnings available + assumed conversions	$17,417	50,654	$.34

	Year ended December 31, 2001
	Income	Shares
	(Numerator)	(Denominator)	EPS
Net earnings	$6,661
Less: Preferred stock dividends	(900)

Basic EPS
Earnings available to common shareholders	5,761	48,034	$.12

Effect of dilutive securities
Stock options	—	411

Diluted EPS
Earnings available + assumed conversions	$5,761	48,445	$.12

CompuCom has excluded from its calculations of diluted earnings per share 2,458,828 shares in 2003, 4,059,382 shares in 2002, and 6,844,414 shares in 2001, as they are considered anti-dilutive.

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)	Leases

CompuCom has noncancelable operating leases for facilities and equipment, which expire at various dates from 2004 to 2011, with the exception of the operating lease on CompuCom’s headquarters facility, which expires in 2019. Total rental expense for operating leases was $8.8 million, $10.0 million, and $9.3 million in 2003, 2002, and 2001, respectively. Future minimum lease payments under noncancelable operating leases as of December 31, 2003 are as follows (in thousands):

2004	$7,424
2005	5,903
2006	5,106
2007	4,852
2008	4,872
2009 and thereafter	43,690

$71,847

(14)	Savings Plan

CompuCom has a defined contribution plan (401(k) Matched Savings Plan) (“the Plan”) which covers substantially all associates. The Plan allows associates to participate in the Plan on the first day of employment and contribute up to 60% of eligible compensation. After six months of qualifying service by the participant, CompuCom matches 50% of each participant’s qualifying contributions up to 4% of compensation, and an additional 25% of the next 2% of the participant’s qualifying contributions. Amounts expensed relating to the Plan were $2.2 million, $2.2 million, and $1.8 million in 2003, 2002, and 2001, respectively.

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)	Quarterly Financial Data (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2003
Revenue:
Product	$257,418	$304,731	$259,603	$336,560
Service	72,879	72,997	71,056	79,876

Total revenue	330,297	377,728	330,659	416,436
Gross margin:
Product	22,119	19,792	18,389	21,909
Service	22,573	24,105	21,594	23,928

Total gross margin	44,692	43,897	39,983	45,837

Net earnings	$3,349	$3,276	$2,144	$4,406

Earnings per common share:
Basic	0.06	0.06	0.04	0.08
Diluted	0.06	0.06	0.04	0.08

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2002
Revenue:
Product	$259,269	$350,290	$333,081	$326,486
Service	67,649	75,868	81,008	77,447

Total revenue	326,948	426,158	414,089	403,933
Gross margin:
Product	26,731	26,279	26,126	25,305
Service	23,548	27,975	26,434	23,921

Total gross margin	50,279	54,254	52,560	49,226

Earnings before cumulative effect of a change in accounting principle for negative goodwill	2,650	4,719	5,457	5,491

Net earnings	$3,357	$4,719	$5,457	$5,491

Earnings before cumulative effect of a change in accounting principle for negative goodwill per common share:
Basic	0.05	0.09	0.11	0.11
Diluted	0.05	0.09	0.10	0.10

Earnings per common share:
Basic	0.06	0.09	0.11	0.11
Diluted	0.06	0.09	0.10	0.10

(continued)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Contingencies

CompuCom is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, these matters are not material.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

3(a)	Restated Certificate of Incorporation of CompuCom Systems, Inc. (23) (Exhibit 3(a))

3(b)	Bylaws of CompuCom Systems, Inc., revised April 1, 1991 (4) (Exhibit 3(c))

4(a)	Form of Stock Certificate evidencing Common Stock, $.01 par value, of CompuCom Systems, Inc. (2) (Exhibit 4(b))

4(b)**	CompuCom Systems, Inc. 1983 Stock Option Plan, as amended (5) (Exhibit 4(k))

4(c)**	CompuCom Systems, Inc. 1993 Stock Option Plan, as amended (14) (Exhibit A)

4(d)**	CompuCom Systems, Inc. 1984 Non-Qualified Stock Option Plan, as amended (3) (Exhibit 4(g))

4(e)**	CompuCom Systems, Inc. Stock Option Plan for Directors (10) (Exhibit 4(g))

4(f)**	Stock Option Agreement dated July 21, 1995 between CompuCom Systems, Inc. and Delbert W. Johnson (10) (Exhibit 4(i))

4(g)**	CompuCom Systems, Inc. Employee Stock Purchase Plan (16) (Appendix A)

4(h)	Form of Stock Certificate evidencing Series B Cumulative Convertible Preferred Stock, $.01 par value, of CompuCom Systems, Inc. (9) (Exhibit 4(h))

4(i)**	CompuCom Systems, Inc. 2000 Equity Compensation Plan (19) (Exhibit A)

4(j)**	CompuCom Systems, Inc. Amended and Restated Employee Stock Purchase Plan (20) (Exhibit B)

10(a)**	CompuCom Systems, Inc. 401(k) Matched Savings Plan, as amended and restated effective January 1, 1989 (7) (Exhibit 10(a))

10(b)**	Amendment 1996-1 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective May 1, 1996 (11) (Exhibit 10.9)

10(c)**	Amendment No. 1 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective January 1, 1998 (exhibits omitted) (17) (Exhibit 10.1)

10(d)**	Amendment No. 2 to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective January 26, 1998 (exhibits omitted) (17) (Exhibit 10.2)

10(e)**	Amendment Three to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective May 28, 1999 (21) (Exhibit 10.E)

10(f)**	Amendment Four to CompuCom Systems, Inc. 401(k) Matched Savings Plan, dated July 29, 1999, with attached Appendix A (21) (Exhibit 10.F)

10(g)**	Amendment Five to CompuCom Systems, Inc. 401(k) Matched Savings Plan, effective December 30, 1999 (21) (Exhibit 10.G)

10(h)	CompuCom Receivables Master Trust I Pooling and Servicing Agreement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, between Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc. (21) (Exhibit 10(J))

10(i)	CompuCom Receivables Master Trust I Pooling and Servicing Agreement 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, among PNC Bank, National Association, Market Street Capital Corporation, Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc. (21) (Exhibit 10(K))

10(j)	Inventory and Working Capital Financing Agreement, dated as of May 11, 1999, between IBM Credit Corporation and CompuCom Systems, Inc. (18) (Exhibit 10.3)

10(k)	Attachment A to Inventory and Working Capital Financing Agreement dated May 11, 1999 (18) (Exhibit 10.4)

10(l)	Receivables Contribution and Sale Agreement dated May 7, 1999 between CompuCom Systems, Inc. and CSI Funding, Inc. (21) (Exhibit 10(N))

10(m)	Business Partner Agreement, dated September 15, 1994, between IBM Corporation and CompuCom Systems, Inc., with Dealer Profile, Remarketer General Terms, and attachments (9) (Exhibit 10(n))

10(n)	IBM Corporation Remarketer Announcement, dated March 13, 1996, modifying its Business Partner Agreement with CompuCom Systems, Inc. to automatically extend its term for an additional 12 months upon its expiration (13) (Exhibit 10(r))

10(o)	U.S. Reseller Agreement, dated January 23, 1993, between Compaq Computer Corporation and CompuCom Systems, Inc. (7) (Exhibit 10(l))

10(p)	Software License Agreement, dated January 15, 1998, between Compaq Computer Corporation and CompuCom Systems, Inc. (15) (Exhibit 10(bb))

10(q)	U.S. Reseller Agreement, dated March 1, 1996, between Hewlett-Packard Company and CompuCom Systems, Inc. (11) (Exhibit 10.8)

10(r)	U.S. Agreement for Authorized Solutions Direct Resellers, dated August 12, 1999 between Hewlett-Packard Company and CompuCom Systems, Inc. (21) (Exhibit 10.Y)

10(s)	Lease dated May 16, 1996, between CompuCom Systems, Inc. and The Riggs National Bank of Washington, D.C. for premises at 1225 Forest Parkway, Paulsboro, New Jersey (12) (Exhibit 10.8)

10(t)	Lease Agreement dated September 27, 1999, between CompuCom Systems, Inc. and Riggs & Company, a division of Riggs Bank N.A., for premises at 1245 Forest Parkway, Paulsboro, New Jersey (21) (Exhibit 10.BB)

10(u)	Special Warranty Deed dated as of March 31, 1999, from CompuCom Systems, Inc., as grantor, to Delaware Comp LLC, as grantee, for property located at 7171 Forest Lane, Dallas, Texas (21) (Exhibit 10.II)

10(v)	Lease Agreement dated as of March 31, 1999, between CompuCom Systems, Inc., as tenant, and Delaware Comp LLC, as landlord, for premises located at 7171 Forest Lane, Dallas, Texas, including Exhibit D – Basic Rent Payments (21) (Exhibit 10.JJ)

10(w)**	Executive Employment Agreement, dated July 17, 2002, between J. Edward Coleman and CompuCom Systems, Inc. (8) (Exhibit 10.1)

10(x)**	Executive Employment Agreement, dated July 17, 2002, between M. Lazane Smith and CompuCom Systems, Inc. (8) (Exhibit 10.2)

10(y)	Series 2000-1 Supplement, among CSI Funding, Inc., as the Transferor, CompuCom Systems, Inc., as Servicer, Lloyds TSB Bank PLC, as Initial Series 2000-1 Certificateholder, and Wells Fargo, as Trustee on behalf of the Certificateholders, dated as of October 2, 2000 (1) (Exhibit 10(zz))

10(z)	Second Amendment to Inventory and Working Capital Financing Agreement dated as of July 1, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation (1) (Exhibit 10(ac))

10(aa)	Third Amendment to Inventory and Working Capital Financing Agreement dated as of October 31, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation (1) (Exhibit 10(ad))

10(bb)	Fourth Amendment to Inventory and Working Capital Financing Agreement dated as of January 10, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation (1) (Exhibit 10(ae))

10(cc)**	Executive Employment Agreement, dated March 13, 2000, between Anthony F. Pellegrini and CompuCom Systems, Inc. (22) (Exhibit 10.1)

10(dd)	Amendment Number 1, dated as of May 17, 2001 to the Series 2000-1 Supplement, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., Lloyds TSB Bank PLC and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (6) Exhibit 10.1)

10(ee)	Amendment Number 2, dated as of May 17, 2001 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999 and as amended by Amendment Number 1, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (6) (Exhibit 10.2)

10(ff)	Fifth Amendment to Inventory and Working Capital Financing Agreement dated as of September 30, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation (23) (Exhibit 10(ah))

10(gg)**	Executive Employment Agreement, dated July 17, 2002, between David A. Loeser and CompuCom Systems, Inc. (8) (Exhibit 10.3)

10(hh)**	Executive Employment Agreement, dated July 17, 2002, between John F. McKenna and CompuCom Systems, Inc. (8) (Exhibit 10.4)

10(ii)	First Amendment to Inventory and Working Capital Financing Agreement dated as of July 28, 1999 by and between CompuCom Systems, Inc. and IBM Credit Corporation (1) (Exhibit 10(ab))

10(jj)	Amendment Number 3, dated as of March 7, 2002 and effective as of December 31, 2001 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended by Amendment Number 1 to the Series 1999-1 Supplement, dated as of October 2, 2000, and as further amended by Amendment Number 2 to the Series 1999-1 Supplement, dated as of May 17, 2001, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (25) (Exhibit 10(ll))

10(kk)	Amendment Number 4, dated as of October 11, 2002 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (25) (Exhibit 10(mm))

10(ll)	Amendment Number 5, dated as of October 31, 2002 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (25) (Exhibit 10(nn))

10(mm)	CompuCom Systems, Inc. Second Amended and Restated Employee Stock Purchase Plan (24) (Exhibit 4.1)

10(nn)	Amendment Number 6, dated as of April 30, 2003 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) *

10(oo)	Amendment to Inventory and Working Capital Financing Agreement dated as of January 15, 2004 by and between CompuCom Systems, Inc. and IBM Credit Corporation *

10(pp)	Amendment Number 1, dated as of April 30, 2003 (this “Amendment”) to the Pooling and Servicing Agreement, dated as of May 7, 1999, as amended and restated as of August 20, 1999 (as further amended, the “Agreement”), by and among CSI Funding, Inc. (“CSI”), CompuCom Systems, Inc. (“CompuCom”), PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) ( the “Trustee”) *

10(qq)	Amendment Number 2, dated as of April 30, 2003 (this “Amendment”) to the Series 2000-1 Supplement, dated as of October 2, 2000 (as amended, the “Supplement”), by and among CSI Funding, Inc. (“CSI”), CompuCom Systems, Inc. (“CompuCom”), Lloyds TSB Bank PLC and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) ( the “Trustee”) *

14	CompuCom Systems, Inc. Code of Business Conduct and Ethics*

21	List of Subsidiaries *

23	Consent of KPMG LLP *

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith
**	These exhibits relate to management contracts or to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate, required to be filed as exhibits to this Form 10-K.

(1)	Filed on March 26, 2001 as an exhibit to the Annual Report on Form 10-K (No. 000-14371) incorporated herein by reference.

(2)	Filed on April 2, 1990 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.

(3)	Filed on March 29, 1991 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.

(4)	Filed on March 30, 1992 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.

(5)	Filed on March 31, 1993 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.

(6)	Filed on August 14, 2001 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.

(7)	Filed on March 31, 1994 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.

(8)	Filed on November 14, 2002 as an exhibit to the Quarterly Report on Form 10-Q (No. 000-14371) and incorporated herein by reference.

(9)	Filed on March 31, 1995 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.

(10)	Filed on October 10, 1995 as an exhibit to the Registration Statement on Form S-8 (No. 33-63309) and incorporated herein by reference.

(11)	Filed on May 13, 1996 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.

(12)	Filed on November 12, 1996 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.

(13)	Filed on March 31, 1997 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.

(14)	Filed on April 9, 1997 as an exhibit to the 1997 Annual Meeting Proxy Statement and incorporated herein by reference.

(15)	Filed on March 31, 1998 as an exhibit to the Annual Report on Form 10-K (No. 0-14371) and incorporated herein by reference.

(16)	Filed on April 7, 1998 as an exhibit to the 1998 Annual Meeting Proxy Statement and incorporated herein by reference.

(17)	Filed on May 14, 1998 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.

(18)	Filed on August 16, 1999 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) and incorporated herein by reference.

(19)	Filed on April 19, 2000 as Exhibit A to the Company’s Definitive Revised Proxy Statement (No. 000-14371) and incorporated herein by reference.

(20)	Filed on April 19, 2000 as Exhibit B to the Company’s Definitive Revised Proxy Statement (No. 000-14371) and incorporated herein by reference.

(21)	Filed on February 28, 2000 as an exhibit to the Annual Report on Form 10-K (No. 000-14371) and incorporated herein by reference.

(22)	Filed on May 15, 2000 as an exhibit to the Quarterly Report on Form 10-Q (No.000-14371) and incorporated herein by reference.

(23)	Filed on March 14, 2002, as an exhibit to the Annual Report on Form 10-K (No. 000-14371) and incorporated herein by reference.

(24)	Filed on June 27, 2002, as an exhibit to the Registration Statement on Form S-8 (No. 333-91350) and incorporated herein by reference.

(25)	Filed on March 21, 2003, as an exhibit to the Annual Report on Form 10-K (No. 000-14371) and incorporated herein by reference.