Form 10-Q
period 2004-03-31
COMPUCOM SYSTEMS INC
filed 2004-05-06
CIK 736291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the three months ended March 31, 2004	Commission File Number 0-14371

COMPUCOM SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	38-2363156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7171 Forest Lane, Dallas, TX	75230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 856-3600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares of the Registrant’s common stock outstanding as of May 5, 2003 was 50,198,624 shares.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$89,565	$81,145
Receivables, net	141,550	213,119
Inventories	28,335	35,612
Other	4,731	4,252

Total current assets	264,181	334,128

Property and equipment, net	18,973	19,134

Goodwill and other intangible assets, net	106,165	106,925
Other	625	533

Total assets	$389,944	$460,720

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$68,171	$105,344
Accrued liabilities	45,950	81,800

Total current liabilities	114,121	187,144

Deferred income tax liability	2,478	2,008

Stockholders’ equity:
Preferred stock	15,000	15,000
Common stock	502	501
Additional paid-in capital	78,302	78,015
Retained earnings	179,541	178,052

Total stockholders’ equity	273,345	271,568

Total liabilities and stockholders’ equity	$389,944	$460,720

See accompanying notes to condensed consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2004	2003
Revenue:
Product	$220,788	$257,418
Service	79,230	72,879

Total revenue	300,018	330,297

Cost of revenue:
Product	206,930	235,618
Service	53,051	50,306

Total cost of revenue	259,981	285,924

Gross margin	40,037	44,373

Operating expenses:
Selling	10,968	10,659
Service	9,427	9,251
General and administrative	13,434	14,616
Depreciation and amortization	3,414	4,180

Total operating expenses	37,243	38,706

Earnings from operations	2,794	5,667

Financing expenses, net	(63)	85

Earnings before income taxes	2,857	5,582

Income taxes	1,143	2,233

Net earnings	$1,714	$3,349

Basic and diluted earnings per common share	$.03	$.06

Average common shares outstanding:
Basic	50,134	49,308
Diluted	52,486	51,150

See accompanying notes to condensed consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$1,714	$3,349
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,414	4,180
Deferred income taxes	488	983
Changes in assets and liabilities:
Receivables	71,569	53,292
Inventories	7,277	4,394
Other current assets	(542)	(397)
Accounts payable	(37,173)	(31,229)
Accrued liabilities and other	(35,930)	(21,282)

Net cash provided by operating activities	10,817	13,290

Cash flows from investing activities:
Capital expenditures	(2,460)	(2,327)

Net cash used in investing activities	(2,460)	(2,327)

Cash flows from financing activities:
Issuance of common stock	288	72
Preferred stock dividends	(225)	(225)

Net cash provided by (used in) financing activities	63	(153)

Net increase in cash and cash equivalents	8,420	10,810
Cash and cash equivalents at beginning of period	81,145	128,039

Cash and cash equivalents at end of period	$89,565	$138,849

See accompanying notes to condensed consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2004

(unaudited)

(1)	General

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the 2003 Annual Report on Form 10-K for CompuCom Systems, Inc. (“CompuCom” or “the Company”). The information furnished is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are in the opinion of management necessary for a fair presentation of the results for these interim periods. Interim results are not necessarily indicative of results expected for the full year.

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

	Three months ended March 31, 2004
	Earnings (Numerator)	Shares (Denominator)	EPS
Net earnings	$1,714
Less: Preferred stock dividends	(225)

Basic EPS
Earnings available to common shareholders	1,489	50,134	$.03

Effect of dilutive securities
Stock options		2,294
Employee stock purchase plan		58

Diluted EPS
Earnings available + assumed conversions	$1,489	52,486	$.03

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2004

(unaudited)

	Three months ended March 31, 2003
	Earnings (Numerator)	Shares (Denominator)	EPS
Net earnings	$3,349
Less: Preferred stock dividends	(225)

Basic EPS
Earnings available to common shareholders	3,124	49,308	$.06

Effect of dilutive securities
Stock options		1,776
Employee stock purchase plan		66

Diluted EPS
Earnings available + assumed conversions	$3,124	51,150	$.06

CompuCom has excluded 2,417,657 and 3,979,300 shares from its calculations of diluted earnings per share for the three months ended March 31, 2004 and 2003, respectively, as they are considered anti-dilutive.

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

March 31, 2004

(unaudited)

The following table displays the effect on net earnings and earnings per share had the fair value method been applied during each period presented (in thousands, except per share data):

		Three months ended March 31,
		2004	2003
Net earnings as reported		$1,714	$3,349
Stock-based compensation excluded from reported net earnings, net of tax		198	412

Pro forma net earnings		$1,516	$2,937

Basic earnings per share	As reported	$.03	$.06
	Pro forma	$.03	$.06

Diluted earnings per share	As reported	$.03	$.06
	Pro forma	$.02	$.05

(5)	Goodwill and Other Intangible Assets

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of CompuCom’s intangible assets with definite useful lives as of March 31, 2004 and December 31, 2003 (in thousands):

		March 31, 2004
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net
Customer-related	6 – 11 years	$15,467	$12,071	$3,396
Contract-related	24 – 36 months	2,840	2,324	516

Total		$18,307	$14,395	$3,912

		December 31, 2003
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net
Customer-related	6 – 11 years	$15,467	$11,480	$3,987
Contract-related	24 – 36 months	2,840	2,155	685

Total		$18,307	$13,635	$4,672

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2004

(unaudited)

Amortization expense related to intangible assets with definite useful lives was $0.8 million for each of the three months ended March 31, 2004 and 2003, respectively. The following table provides estimated amortization expense related to intangible assets with definite useful lives for each of the years in the five year period ending December 31, 2008 and thereafter (in thousands):

Remainder of 2004	$1,734
2005	579
2006	246
2007	246
2008	246
2009 and thereafter	861

$3,912

There has been no change in the carrying amount of goodwill for the three months ended March 31, 2004.

(6)	Segment Information

CompuCom defines its operations as two distinct businesses - 1) product - which primarily consists of multi-vendor procurement services and support for a wide array of technologies, including personal computer products, certain Unix-based systems, servers, networking and storage products, peripherals, software-related products and licenses, and mobile and wireless computing devices and 2) service - which is composed of various offerings. IT Outsourcing services (“ITO”) include infrastructure management services consisting of the following: multi-vendor hardware and software support/deployment/migration, help desk, remote network management, IT asset management and software patch management. IT Consulting and Systems Integration (“IT Consulting”) services includes the design, development, and integration of complex applications including application design and development, project management, application development staffing and testing, and technical event management. Other offerings include complex configuration and imaging, vendor warranty contracts, software licensing management fees, and services provided in support of certain manufacturers’ direct fulfillment initiatives. CompuCom measures segment earnings as operating earnings, defined as income before financing expenses, net and income taxes. All significant inter-segment activity has been eliminated.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2004

(unaudited)

Quarter Ended March 31, 2004

Operating Results (in thousands)	Product	Service	Total
Revenues	$220,788	$79,230	$300,018
Gross margin	13,858	26,179	40,037
Operating earnings (loss)	(4,408)	7,202	2,794
Financing expenses, net			(63)

Earnings before income taxes			$2,857

Quarter Ended March 31, 2003

Operating Results (in thousands)	Product	Service	Total

Revenues	$257,418	$72,879	$330,297
Gross margin	21,800	22,573	44,373
Operating earnings	1,395	4,272	5,667
Financing expenses, net			85

Earnings before income taxes			$5,582

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2004

(unaudited)

(7)	Financing Arrangements

At March 31, 2004, CompuCom had financing arrangements which total $75 million, consisting of a $50 million receivable securitization facility (“Securitization”) and a $25 million working capital line of credit (“Revolver”).

The Securitization’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The Securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable (“receivables”) to a consolidated, wholly-owned bankruptcy-remote special purpose subsidiary (the “SPS”). The risk that CompuCom bears from bad debt losses on receivables sold is addressed in its allowance for doubtful accounts. The SPS has sold and, subject to certain conditions, may from time to time sell, an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. The sales are reflected as reductions of Receivables in the Condensed Consolidated Balance Sheets and are included in the net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The proceeds from the sale of receivables are used primarily to fund working capital requirements. CompuCom retains the portion of the sold receivables that are in excess of the amounts outstanding, referred to as retained interest. The carrying amount of CompuCom’s retained interest, which approximates fair value because of the short term nature of the receivables, is reflected in Receivables in the Condensed Consolidated Balance Sheets. CompuCom is retained as servicer of the receivables; however, the cost of servicing is not material. Discounts associated with the sale of receivables totaled $0.1 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively, and are included in Financing expenses, net in the Condensed Consolidated Statements of Operations. Amounts outstanding as sold receivables as of March 31, 2004 consisted of one $10 million certificate with an October 2005 maturity date.

The Revolver, which has a June 2004 maturity date, bears interest at a rate of LIBOR plus an agreed-upon spread and is secured by a lien on CompuCom’s assets. CompuCom anticipates extending or renewing the Revolver. Availability under the Revolver is subject to a borrowing base calculation. As of March 31, 2004, availability under the Revolver was $25 million. No amounts were outstanding under the Revolver as of March 31, 2004 and December 31, 2003. Terms of the Revolver limit the amounts available for capital expenditures and dividends. Both the Securitization and the Revolver require CompuCom to maintain compliance with selected financial covenants.

Interest income of $0.2 million and $0.3 million was earned during the three months ended March 31, 2004 and 2003, respectively, and is included in Financing expenses, net, in the Condensed Consolidated Statements of Operations.

(8)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

Founded in 1987, CompuCom Systems, Inc. (“CompuCom”) is a national leader in helping companies plan, implement and manage multi-vendor, industry standard computing environments. Our integrated portfolio of service and product offerings help clients reduce the costs, complexities, obstacles and risks associated with new technology adoption and acquisition, operational transition and on-going management of their information systems.

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

Results of Operations

The following table shows our total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, income taxes and net earnings are shown as a percentage of total revenue for the three months ended March 31, 2004 and 2003 (in thousands):

	Three months ended March 31
	2004	2003
Revenue:
Product	$220,788	$257,418
Service	79,230	72,879

Total revenue	$300,018	$330,297

Gross margin:
Product	$13,858	$21,800
Service	26,179	22,573

Total gross margin	$40,037	$44,373

Gross margin percentage:
Product	6.3%	8.5%
Service	33.0%	31.0%

Total gross margin percentage	13.3%	13.4%
Operating expenses:
Selling	3.7%	3.2%
Service	3.1%	2.8%
General and administrative	4.4%	4.4%
Depreciation and amortization	1.1%	1.3%

Total operating expenses	12.3%	11.7%

Earnings from operations	1.0%	1.7%

Financing expenses, net	0.0%	0.0%

Earnings before income taxes	1.0%	1.7%

Income taxes	0.4%	0.7%

Net earnings	0.6%	1.0%

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Quarter Ended March 31, 2004 to the Quarter Ended March 31, 2003

Product revenue primarily consists of hardware products and software-related products and licenses. Hardware products include multi-vendor procurement services and support for a wide array of technologies, including personal computer products, certain Unix-based systems, servers, networking and storage products, peripherals, and mobile and wireless computing devices. Software-related products and licenses revenues that are included in total product revenue consist of sales to our clients for which we function as a reseller of the software-related product or license. Alternatively, software-related products and licenses may be sold to our clients directly by the software vendor. In these cases, we function as an advisor to our client and receive a fee for the services we provide. Software fee revenues are included in service revenue.

Product revenue decreased 14.2% to $220.8 million in the first quarter of 2004 from $257.4 million in the first quarter of 2003. The hardware portion of total product revenue decreased 16.6% to $172.4 million in the first quarter of 2004 from $206.8 million in the first quarter of 2003. The decline in the hardware portion of total product revenue was primarily the result of softness in demand, particularly among our large enterprise clients. Contributing to the decline was a reduction in the percent of our business from enterprise class products, such as servers and storage. The software portion of total product revenue decreased 4.5% to $48.4 million in the first quarter 2004 from $50.6 million in the first quarter 2003. The decrease in the software portion of total product revenue was primarily because we sold more software licensing vehicles for which we recorded a fee rather than gross revenue. On a sequential basis, hardware revenue declined 30.7% and software revenue declined 44.9%. Due to normal seasonality, we generally experience sequential decreases in both the hardware and software portions of product revenue. Also contributing to the hardware decline was the impact of soft demand we experienced from our large enterprise clients. The sequential decrease in software-related revenue was also impacted by our sale of more software licensing vehicles for which we recorded a fee rather than gross revenue.

Product gross margin is the difference between product revenue and the cost of that product revenue. The cost of product revenue consists primarily of the price CompuCom pays to acquire the product from the vendor. Product gross margin dollars declined $7.9 million to $13.9 million in the first quarter 2004 from $21.8 million in the first quarter 2003. Product gross margin as a percentage of product revenue decreased to 6.3% in the first quarter of 2004 from 8.5% in the first quarter of 2003. We believe the decrease in product gross margin as a percentage of product revenue was primarily due to lower volume incentive dollars received from suppliers, as well as an increase in the mix of lower margin software revenue relative to total product revenue and continued pricing pressure. Sequentially, product gross margins were relatively consistent. Due to economic and competitive conditions, we may experience continued pressure on both product revenue and product gross margin, the result of which may be to report both lower product revenue and gross margin dollars, as well as a lower gross margin percentage when compared to the comparable prior year period or previous quarter.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Service revenue is composed of various offerings. Our IT Outsourcing services (“ITO”) include infrastructure management services consisting of the following: multi-vendor hardware and software support/deployment/migration, help desk, remote network management, IT asset management and software patch management. Our IT Consulting and Systems Integration (“IT Consulting”) services includes the design, development, and integration of complex applications including application design and development, project management, application development staffing and testing, and technical event management. Other offerings include complex configuration and imaging, vendor warranty contracts, and software licensing management fees. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales.

Service revenue increased 8.7% to $79.2 million for the first quarter of 2004 from $72.9 million for the first quarter of 2003, while sequentially remaining essentially flat. This increase was primarily due to increases in our application development staffing and testing services, ITO services and fees earned from our software licensing management services. These increases were partially offset by a decrease in services provided to the federal government.

Service gross margin is the difference between service revenue and the cost of that service revenue. Service gross margin, both in absolute dollars and as a percentage of service revenue, is generally impacted by a number of factors including pricing, utilization, and the relative mix of our service offerings at any point in time. These factors may result in material fluctuations between periods. Service gross margin dollars increased $3.6 million to $26.2 million in the first quarter 2004 from $22.6 million in the first quarter 2003. Sequentially, service gross margin dollars increased $2.3 million. The increase in service gross margin dollars, both in comparison to the first quarter 2003 and the fourth quarter 2003, was primarily the result of increases in fees earned from our software management services. In addition, service gross margin dollars increased in the first quarter 2004 as compared to the first quarter 2003 as a result of an increase in our application development staffing and testing services. Service gross margin as a percentage of service revenue for the quarter ended March 31, 2004 was 33.0% compared to 31.0% for the same period in 2003 and 30.0% in the fourth quarter 2003. The increase in service gross margin as a percentage of service revenue, both in comparison to the first quarter of 2003 and the fourth quarter of 2003, was primarily the result of the increase in fees earned from our software management services. We expect to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period or previous quarter.

Selling expenses consist primarily of salary, commissions and benefits for sales and sales-support personnel, along with other costs directly related to such personnel. Selling expenses increased $0.3 million for the three months ended March 31, 2004 as compared to the same period in the prior year. The increase in selling expenses was primarily due to an increase in our personnel and related costs associated with our investment in the expansion and greater specialization of our sales force. Selling expenses as a percentage of revenue increased to 3.7% for the three months ended March 31, 2004 from 3.2% for the same period a year ago. The increase in selling expenses as a percentage of revenue was primarily attributable to the decrease in total revenue over the comparable periods.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Service expenses consist primarily of salary and benefits cost for personnel supporting the service business, along with other costs directly related to such personnel. Service expenses were essentially flat when compared to the comparable period in the prior year. As a percentage of revenue, service expenses increased to 3.1% for the three months ended March 31, 2004 from 2.8% for the same period a year ago. The increase in service expenses as a percentage of revenue was primarily attributable to the decrease in total revenue over the comparable periods.

General and administrative expenses consist principally of salary and benefit costs for executive, operations, information services, and administrative personnel, along with certain infrastructure costs directly related to such personnel, professional services and other general corporate activities. General and administrative expenses decreased $1.2 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease is reflective of our ongoing cost management efforts which primarily include certain infrastructure costs, in particular occupancy-related expenses. Sequentially, general and administrative expenses decreased $1.1 million. The sequential decline was primarily a result of reduced professional services and occupancy-related expenses, partially offset by an increase in personnel and related costs. General and administrative expenses remained flat as a percentage of revenue at 4.4% for the comparable periods. Operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset certain expenses incurred, and any cash paid in excess of the actual expense is recorded as a reduction of cost of sales.

Depreciation and amortization expense decreased approximately $0.8 million for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. As a percentage of revenue, depreciation and amortization expense decreased from 1.3% to 1.1% during the same periods.

Financing expenses, net consists of both financing costs and interest earned on available cash. For the quarter ended March 31, 2004, interest income earned from the investment of available cash exceeded financing expenses. This compares to net financing expense of $0.8 million incurred during the first quarter 2003. The decrease in financing expenses, net was primarily due to the fourth quarter 2003 reduction in amounts utilized under our receivable securitization.

As a result of the factors discussed above, we recorded net earnings for the quarter ended March 31, 2004 of $1.7 million. This compares to first quarter 2003 net earnings of $3.3 million.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Working capital at March 31, 2004 was $150.1 million compared to $147.0 million at December 31, 2003, resulting in a current ratio of 2.31 at March 31, 2004 compared to 1.79 at December 31, 2003. The increase in working capital was primarily the result of declines in accounts payable and accrued liabilities, partially offset by declines in receivables and inventories. The declines in accounts payable, accrued liabilities, receivables and inventories were all attributable to the seasonal decline in revenue in the first quarter of 2004 as compared to the fourth quarter of 2003.

Our liquidity is impacted by the dollar volume of certain manufacturers’ customer specific rebate programs. Under these programs, we are required to pay a higher initial amount for product and then claim a rebate from the manufacturer to reduce the final cost. These rebates are then passed on to the customer in the form of a reduced sales price. The collection of these rebates can take an extended period of time. Due to these programs, our initial cost for the product is often higher than the sales price we can obtain from our clients. These programs have been at times a material factor in our financing needs. As of March 31, 2004 and December 31, 2003, we were owed approximately $6.7 million and $18.6 million, respectively, under these vendor rebate programs. These outstanding amounts are included as a reduction to Accounts payable on the Condensed Consolidated Balance Sheets.

In addition, we participate in certain programs provided by various suppliers that enable us to earn volume incentive dollars. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction to cost of goods sold and as Receivables on the Condensed Consolidated Balance Sheets. As of March 31, 2004 and December 31, 2003, CompuCom was owed approximately $2.9 million and $2.6 million, respectively, under these supplier incentive programs.

Our working capital requirements are generally funded through financing arrangements and internally generated funds. As of March 31, 2004, our financing arrangements consisted of a $50 million receivable securitization facility (“Securitization”) and a $25 million working capital line of credit (“Revolver”). The Securitization’s pricing is based on a designated short-term interest rate plus an agreed upon spread. Amounts outstanding as sold receivables as of March 31, 2004 consisted of one $10 million certificate with an October 2005 maturity date. The Revolver, which has a June 2004 maturity date, bears interest at a rate of LIBOR plus an agreed upon spread and is secured by a lien on our assets. We anticipate extending or renewing the Revolver. Availability under the Revolver is subject to a borrowing base calculation. As of March 31, 2004, availability under the Revolver was $25 million with no outstanding amounts. Terms of the Revolver limit the amounts available for capital expenditures and dividends. Both the Securitization and the Revolver require us to maintain compliance with selected financial covenants.

Our business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to our overall financial position. Generally, our capital expenditures relate to our information technology hardware and software and improvements in our distribution center. Capital expenditures were approximately $2.5 million for the three months ended March 31, 2004, as compared to $2.3 million for the same period in 2003. We currently expect capital expenditures of approximately $6 million to $10 million in the remaining nine months of 2004.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

Our contractual obligations consist of noncancelable operating leases for facilities and equipment, which expire at various dates from 2004 to 2011, with the exception of the operating lease on our headquarters facility, which expires in 2019. Future minimum lease payments under noncancelable operating leases as of March 31, 2004 are as follows (in thousands):

Remainder of 2004	$5,913
2005	6,723
2006	5,189
2007	4,932
2008	4,936
2009 and thereafter	43,696

$71,389

Forward Looking Statements and Risks

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by words such as “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions. These forward-looking statements may involve known and unknown risks, and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of CompuCom Systems, Inc. and its subsidiaries to be materially different from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements concerning, among other things, our strategy, future operations, financial position, estimated revenues and gross margins, projected operating expenses, prospects, plans and management objectives. Although we believe the expectations contained in the forward-looking statements are reasonable, we can give no assurance that the expectations will prove correct. In addition, the forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, strategic investments or one-time events. As a result, readers should not place undue reliance on these forward-looking statements. While it is difficult to identify each factor and event that could affect our results, there are a number of important factors that could cause actual results to differ materially from those indicated by the forward-looking statements, and as a result could have an adverse impact on our business, financial condition and operating results. These factors include, but are not limited to, the matters set forth in our Annual Report on Form 10-K under the section “Factors that Could Affect CompuCom’s Future Results”, as well as the risks and uncertainties set forth from time to time in CompuCom’s Securities and Exchange Commission reports filed after this report. CompuCom assumes no obligation and does not intend to update these forward-looking statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate risk primarily through our Securitization and Revolver. We utilize our Securitization and Revolver for our working capital and other borrowing needs. If our effective interest rate were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $0.1 million based on the average balances utilized under the Securitization and Revolver during the three months ended March 31, 2004.

Currently, we do not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.

Item 4. Controls and Procedures

As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in the periodic SEC filings within the required time period. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various other claims and legal actions arising in the ordinary course of business. In our opinion, these matters are not material.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index on page 22.

(b)	Reports on Form 8-K

On February 6, 2004, we filed a Current Report on Form 8-K to report a press release announcing financial results for the quarter ended December 31, 2003.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCOM SYSTEMS, INC.
(Registrant)

DATE: May 6, 2004	/s/ J. Edward Coleman
J. Edward Coleman,
Chairman of the Board, President,
Chief Executive Officer and Director

DATE: May 6, 2004	/s/ M. Lazane Smith
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