Form 10-Q
period 2004-06-30
COMPUCOM SYSTEMS INC
filed 2004-08-06
CIK 736291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the three months ended June 30, 2004

Commission File Number 0-14371

COMPUCOM SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	38-2363156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7171 Forest Lane, Dallas, TX	75230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 856-3600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares of the Registrant’s common stock outstanding as of August 5, 2004 was 50,348,699 shares.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$115,704	$81,145
Receivables, net	159,810	213,119
Inventories	20,571	35,612
Other	3,579	4,252

Total current assets	299,664	334,128

Property and equipment, net	18,249	19,134

Goodwill and other intangibles, net	71,981	106,925
Other	7,855	533

Total assets	$397,749	$460,720

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$93,530	$105,344
Accrued liabilities	52,793	81,800

Total current liabilities	146,323	187,144

Deferred income tax liability	—	2,008

Stockholders’ equity:
Preferred stock	15,000	15,000
Common stock	503	501
Additional paid-in capital	78,910	78,015
Retained earnings	157,013	178,052

Total stockholders’ equity	251,426	271,568

Total liabilities and stockholders’ equity	$397,749	$460,720

See accompanying notes to condensed consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue:
Product	$260,949	$304,731	$481,737	$562,149
Service	80,999	72,997	160,229	145,876

Total revenue	341,948	377,728	641,966	708,025

Cost of revenue:
Product	244,757	285,215	451,687	520,833
Service	54,993	48,892	108,044	99,198

Total cost of revenue	299,750	334,107	559,731	620,031

Gross margin	42,198	43,621	82,235	87,994

Operating expenses:
Selling	10,773	10,328	21,741	20,987
Service	9,723	8,863	19,150	18,114
General and administrative	13,602	14,746	27,036	29,362
Depreciation and amortization	3,407	4,138	6,821	8,318
Fees and expenses associated with Platinum Equity, LLC proposed merger	1,886	—	1,886	—
Loss from impairment of goodwill	33,418	—	33,418	—

Total operating expenses	72,809	38,075	110,052	76,781

Earnings (loss) from operations	(30,611)	5,546	(27,817)	11,213

Financing expenses (income), net	(93)	86	(156)	171

Earnings (loss) before income taxes	(30,518)	5,460	(27,661)	11,042

Income taxes (benefit)	(8,215)	2,184	(7,072)	4,417

Net earnings (loss)	$(22,303)	$3,276	$(20,589)	$6,625

Earnings (loss) per common share:
Basic	$(0.45)	$0.06	$(0.42)	$0.13
Diluted	$(0.45)	$0.06	$(0.42)	$0.12

Average common shares outstanding:
Basic	50,201	49,389	50,168	49,349
Diluted	50,201	51,096	50,168	51,090

See accompanying notes to condensed consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(20,589)	$6,625
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,821	8,318
Deferred income taxes	(9,623)	1,906
Loss from impairment of goodwill	33,418	—
Changes in assets and liabilities:
Receivables	52,681	(6,014)
Inventories	15,041	(1,115)
Other current assets	917	(1,191)
Accounts payable	(11,814)	15,564
Accrued liabilities and other	(28,306)	(20,391)

Net cash provided by operating activities	38,546	3,702

Cash flows from investing activities:
Capital expenditures	(4,434)	(4,105)

Net cash used in investing activities	(4,434)	(4,105)

Cash flows from financing activities:
Issuance of common stock	897	785
Preferred stock dividends	(450)	(450)

Net cash provided by financing activities	447	335

Net increase (decrease) in cash and cash equivalents	34,559	(68)
Cash and cash equivalents at beginning of period	81,145	128,039

Cash and cash equivalents at end of period	$115,704	$127,971

See accompanying notes to condensed consolidated financial statements.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2004

(unaudited)

(1)	General

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the 2003 Annual Report on Form 10-K for CompuCom Systems, Inc. (“CompuCom” or “the Company”). The information furnished is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are in the opinion of management necessary for a fair presentation of the results for these interim periods. Interim results are not necessarily indicative of results expected for future interim periods or for the year ending December 31, 2004.

(2)	Proposed Merger Agreement with Platinum Equity, LLC

On May 27, 2004, CompuCom entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CHR Holding Corporation (“Parent”) and CHR Merger Corporation (“Merger Subsidiary”) pursuant to which, on the effective date of the merger, each outstanding share of Company common stock would be converted into the right to receive $4.60 in cash, without interest, and each outstanding share of Company preferred stock would be converted into the right to receive $10.00 per share plus accumulated dividends. In addition, option holders with an exercise price less than $4.60 would be entitled to receive an amount equal to $4.60 minus the exercise price per share, multiplied by the number of shares subject to the option. Upon consummation of the merger, the Company would be a wholly owned subsidiary of Parent, which in turn is an affiliate of Platinum Equity, LLC (“Platinum”).

In connection with the proposed merger, the Company recorded a loss from impairment of goodwill of $33.4 million in the second quarter 2004 (see Footnote 6). This loss was related to a write-off of a portion of goodwill associated with the Company’s product business. In addition, in the second quarter 2004, the Company recognized fees and expenses associated with the proposed merger of $1.9 million.

(3)	Contingencies

On May 28, 2004, June 1, 2004 and June 10, 2004, three substantially similar complaints were filed in the Chancery Court of the State of Delaware by purported stockholders of the Company allegedly on behalf of a class of holders of the Company’s common stock. By order dated July 22, 2004, these three actions were consolidated for all purposes. On July 27, 2004, plaintiffs filed an amended class action complaint under the caption of one of the three actions (the “Amended Complaint”) that names as defendants the Company, its directors, and Safeguard Scientifics, Inc. (“Safeguard”). The Amended Complaint alleges that the Company, its directors, and Safeguard breached fiduciary duties in connection with the merger agreement described in the Company’s press release of May 28, 2004 and aided and abetted one another in the course of committing the alleged breach. Among other things, the Amended Complaint alleges that the defendants failed to obtain the best transaction reasonably available and diverted merger consideration from the Company’s minority stockholders to Safeguard and the Company’s directors and certain of its officers. It is also alleged that the Company failed to disclose, or only partially disclosed, certain matters in the Company’s proxy statement.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2004

(unaudited)

The Amended Complaint seeks (i) an injunction against the proposed transaction, (ii) an order invalidating the proposed transaction in the event it is consummated, (iii) an order directing the Company’s directors to obtain a transaction that is in the best interests of all of its shareholders and to disclose all material information to shareholders in connection with any transaction; and (iv) the imposition of a constructive trust, in favor of plaintiffs, upon any benefits improperly received by defendants.

On July 27, 2004, plaintiffs filed a motion for expedited proceedings and discovery in connection with the injunctive relief sought and requested that a preliminary injunction hearing be held before August 19, 2004, the date of the special meeting of the stockholders of the Company. Defendants filed their opposition to the motion on July 28, 2004. On July 29, 2004, the Court denied the motion.

CompuCom is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, these matters are not material.

(4)	Earnings (loss) per share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic earnings (loss) per common share have been computed based on net earnings (loss) after preferred stock dividend requirements and the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share assumes conversion of dilutive convertible securities into common stock at the later of the beginning of the period or date of issuance and includes the add-back of related dividends, as required. Diluted earnings (loss) per common share also assumes the exercise of all options with an exercise price below the average market price of the Company’s stock, at the later of the beginning of the period or date of issuance, regardless of whether the options are vested or not. Earnings (loss) per common share have been computed as follows (in thousands, except per share amounts):

	Three months ended June 30, 2004			Six months ended June 30, 2004
	Loss (Numerator)	Shares (Denominator)	EPS	Loss (Numerator)	Shares (Denominator)	EPS
Net loss	$(22,303)			$(20,589)
Less: Preferred stock dividends	(225)			(450)

Basic and Diluted EPS

Loss available to common shareholders	$(22,528)	50,201	$(.45)	$(21,039)	50,168	$(.42)

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2004

(unaudited)

	Three months ended June 30, 2003			Six months ended June 30, 2003
	Earnings (Numerator)	Shares (Denominator)	EPS	Earnings (Numerator)	Shares (Denominator)	EPS
Net earnings	$3,276			$6,625
Less: Preferred stock dividends	(225)			(450)

Basic EPS
Earnings available to common shareholders	3,051	49,389	$.06	6,175	49,349	$.13

Effect of dilutive securities
Stock options		1,707			1,741

Diluted EPS
Earnings available + assumed conversions	$3,051	51,096	$.06	$6,175	51,090	$.12

CompuCom has excluded 7,662,961 and 7,722,454 shares from its calculations of diluted earnings per share for the three and six months ended June 30, 2004, respectively, and has excluded 3,968,648 and 3,974,368 shares from its calculations of diluted earnings per share for the three and six months ended June 30, 2003, respectively, as they are considered anti-dilutive.

(5)	Stock-Based Compensation

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

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2004

(unaudited)

The following table displays the effect on net earnings (loss) and earnings (loss) per share had the fair value method been applied during each period presented (in thousands, except per share data):

	Three months ended June 30,
	2004	2003
Net earnings (loss) as reported	$(22,303)	$3,276
Stock-based compensation excluded from reported net earnings (loss), net of tax	339	503

Pro forma net earnings (loss)	$(22,642)	$2,773

Basic earnings (loss) per share As reported	$(0.45)	$0.06
Pro forma	$(0.46)	$0.05

Diluted earnings (loss) per share As reported	$(0.45)	$0.06
Pro forma	$(0.46)	$0.05

	Six months ended June 30,
	2004	2003
Net earnings (loss) as reported	$(20,589)	$6,625
Stock-based compensation excluded from reported net earnings (loss), net of tax	592	915

Pro forma net earnings (loss)	$(21,181)	$5,710

Basic earnings (loss) per share As reported	$(0.42)	$0.13
Pro forma	$(0.43)	$0.11

Diluted earnings (loss) per share As reported	$(0.42)	$0.12
Pro forma	$(0.43)	$0.10

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2004

(unaudited)

(6)	Goodwill and Intangible Assets

The Company reviews goodwill for impairment annually or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.

In connection with the proposed merger with Platinum Equity, LLC, which was announced during the second quarter of 2004, a possible impairment of the carrying value of goodwill was indicated as the announced purchase price was less than the book value of the Company. Accordingly, the Company performed the two step testing requirements of SFAS No. 142. In the first step, the Company compared the fair value of each reporting unit to its carrying value. Fair value was determined using the income approach. This calculation resulted in an indication of impairment in the Company’s product reporting unit. The Company then performed the second step and determined the implied fair value of the product reporting unit’s goodwill was less than its carrying value. As a result, the Company recorded a loss from impairment of goodwill of $33.4 million during the second quarter of 2004.

The following is a summary of changes in the carrying amount of goodwill by segment for the six months ended June 30, 2004:

	(in thousands)
	Product	Service	Total
Balance at December 31, 2003	$67,406	$34,847	$102,253
Loss from impairment of goodwill	(33,418)	—	(33,418)

Balance at June 30, 2004	$33,988	$34,847	$68,835

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of CompuCom’s intangible assets with definite useful lives as of June 30, 2004 and December 31, 2003 (in thousands):

		June 30, 2004
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net
Customer-related	6 –11 years	$15,467	$12,666	$2,801
Contract-related	24 –36 months	2,840	2,495	345

Total		$18,307	$15,161	$3,146

		December 31, 2003
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net
Customer-related	6 –11 years	$15,467	$11,480	$3,987
Contract-related	24 –36 months	2,840	2,155	685

Total		$18,307	$13,635	$4,672

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2004

(unaudited)

Amortization expense related to intangible assets with definite useful lives was $0.8 million and $1.5 million for the three and six months ended June 30, 2004, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2003, respectively. The following table provides estimated amortization expense related to intangible assets with definite useful lives for each of the years in the five year period ending December 31, 2008 and thereafter (in thousands):

Remainder of 2004	$968
2005	579
2006	246
2007	246
2008	246
2009 and thereafter	861

$3,146

(7)	Segment Information

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

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2004

(unaudited)

Three Months Ended June 30, 2004

Operating Results	Product	Service	Total
(in thousands)
Revenues	$260,949	$80,999	$341,948
Gross margin	16,192	26,006	42,198
Operating earnings (loss)	(36,233)	5,622	(30,611)
Financing expenses, net			(93)

Loss before income taxes			$(30,518)

Three Months Ended June 30, 2003
Operating Results	Product	Service	Total
(in thousands)
Revenues	$304,731	$72,997	$377,728
Gross margin	19,516	24,105	43,621
Operating earnings (loss)	(1,001)	6,547	5,546
Financing expenses, net			86

Earnings before income taxes			$5,460

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2004

(unaudited)

Six Months Ended June 30, 2004

Operating Results	Product	Service	Total
(in thousands)
Revenues	$481,737	$160,229	$641,966
Gross margin	30,050	52,185	82,235
Operating earnings (loss)	(40,642)	12,825	(27,817)
Financing expenses, net			(156)

Loss before income taxes			$(27,661)

Six Months Ended June 30, 2003
Operating Results	Product	Service	Total
(in thousands)
Revenues	$562,149	$145,876	$708,025
Gross margin	41,316	46,678	87,994
Operating earnings	394	10,819	11,213
Financing expenses, net			171

Earnings before income taxes			$11,042

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2004

(unaudited)

(8)	Financing Arrangements

At June 30, 2004, CompuCom had financing arrangements which total $75 million, consisting of a $50 million receivable securitization facility (“Securitization”) and a $25 million working capital line of credit (“Revolver”). Consistent with its financing requirements, CompuCom did not renew the Revolver in July 2004.

The Securitization’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The Securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable (“receivables”) to a consolidated, wholly-owned bankruptcy-remote special purpose subsidiary (the “SPS”). The risk that CompuCom bears from bad debt losses on receivables sold is addressed in its allowance for doubtful accounts. The SPS has sold and, subject to certain conditions, may from time to time sell, an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivable balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. The sales are reflected as reductions of Receivables in the Condensed Consolidated Balance Sheets and are included in the net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The proceeds from the sale of receivables are used primarily to fund working capital requirements. CompuCom retains the portion of the sold receivables that are in excess of the amounts outstanding, referred to as retained interest. The carrying amount of CompuCom’s retained interest, which approximates fair value because of the short term nature of the receivables, is reflected in Receivables in the Condensed Consolidated Balance Sheets. CompuCom is retained as servicer of the receivables; however, the cost of servicing is not material. Discounts associated with the sale of receivables totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2004, respectively, and $0.4 and $0.7 million for the three and six months ended June 30, 2003, respectively, and are included in Financing expenses, net on the Condensed Consolidated Statements of Operations. Amounts outstanding as sold receivables as of June 30, 2004 consisted of one $10 million certificate with an October 2005 maturity date.

The Revolver was not renewed in July 2004. No amounts were outstanding under the Revolver as of June 30, 2004 and December 31, 2003. Both the Securitization and the Revolver require CompuCom to maintain compliance with selected financial covenants.

Interest income of $0.2 million and $0.4 million was earned during the three and six months ended June 30, 2004, respectively and $0.3 million and $0.6 million was earned during the three and six months ended June 30, 2003, respectively. Interest income is included in Financing expenses, net, on the Condensed Consolidated Statements of Operations.

(9)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2004

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

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2004

Results of Operations

The following table shows our total revenue, gross margin and gross margin percentage by revenue source. Operating expenses, financing expenses, income taxes and net earnings (loss) are shown as a percentage of total revenue for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenue:
Product	$260,949	$304,731	$481,737	$562,149
Service	80,999	72,997	160,229	145,876

Total revenue	$341,948	$377,728	$641,966	$708,025

Gross margin:
Product	$16,192	$19,516	$30,050	$41,316
Service	26,006	24,105	52,185	46,678

Total gross margin	$42,198	$43,621	$82,235	$87,994

Gross margin percentage:
Product	6.2%	6.4%	6.2%	7.3%
Service	32.1%	33.0%	32.6%	32.0%

Total gross margin percentage	12.3%	11.5%	12.8%	12.4%

Operating expenses:
Selling	3.1%	2.7%	3.4%	3.0%
Service	2.8%	2.3%	3.0%	2.6%
General and administrative	4.0%	3.9%	4.2%	4.1%
Depreciation and amortization	1.0%	1.1%	1.0%	1.2%
Fees and expenses associated with Platinum Equity, LLC proposed merger	0.6%	—	0.3%	—
Loss from impairment of goodwill	9.8%	—	5.2%	—

Total operating expenses	21.3%	10.0%	17.1%	10.9%

Earnings (loss) from operations	(9.0)%	1.5%	(4.3)%	1.5%

Financing expenses, net	0.1%	—	—	—

Earnings (loss) before income taxes	(8.9)%	1.5%	(4.3)%	1.5%
Income taxes (benefit)	(2.4)%	0.6%	(1.1)%	0.6%

Net earnings (loss)	(6.5)%	0.9%	(3.2)%	0.9%

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Proposed Merger Agreement with Platinum Equity, LLC

On May 27, 2004, CompuCom entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CHR Holding Corporation (“Parent”) and CHR Merger Corporation (“Merger Subsidiary”) pursuant to which, on the effective date of the merger, each outstanding share of Company common stock would be converted into the right to receive $4.60 in cash, without interest, and each outstanding share of Company preferred stock would be converted into the right to receive $10.00 per share plus accumulated dividends. In addition, option holders with an exercise price less than $4.60 would be entitled to receive an amount equal to $4.60 minus the exercise price per share, multiplied by the number of shares subject to the option. Upon consummation of the merger, the Company would be a wholly owned subsidiary of Parent, which in turn is an affiliate of Platinum Equity, LLC (“Platinum”).

In connection with the proposed merger, we recorded a loss from impairment of goodwill of $33.4 million in the second quarter 2004. This loss was related to a write-off of a portion of goodwill associated with our product business. In addition, in the second quarter 2004, we recognized fees and expenses of $1.9 million associated with the proposed merger.

Comparison of the Quarter Ended June 30, 2004 to the Quarter Ended June 30, 2003

Product revenue primarily consists of hardware products and software-related products and licenses. Hardware products include multi-vendor procurement services and support for a wide array of technologies, including personal computer products, certain Unix-based systems, servers, networking and storage products, peripherals, and mobile and wireless computing devices. Software-related products and licenses revenues that are included in total product revenue consist of sales to our clients for which we serve as a reseller of the software-related product or license. Alternatively, software-related products and licenses may be sold to our clients directly by the software vendor. In these cases, we serve as an advisor to the client and receive a fee for the services we provide. Software fee revenues are included in service revenue.

Product revenue decreased 14.4% to $260.9 million in the second quarter of 2004 from $304.7 million in the second quarter of 2003. The hardware portion of total product revenue decreased 10.6% to $187.3 million in the second quarter of 2004 from $209.4 million in the second quarter of 2003. This decline in hardware revenue was primarily the result of lower sales generated by our large enterprise account base, as well as lower sales to the federal government. The software portion of total product revenue decreased 22.7% to $73.7 million in the second quarter 2004 from $95.3 million in the second quarter 2003. The decline in software license revenue was primarily the result of the shift to a greater mix of software licenses sold for which we record a fee rather than gross revenue. On a sequential basis, product revenue increased 18.2%, in line with seasonal trends, as the first quarter is typically the lowest revenue quarter in the year. Although the majority of the sequential revenue growth can be attributed to higher software sales, hardware sales also increased in both the commercial and federal client base.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Product gross margin is the difference between product revenue and the cost of that product revenue. The cost of product revenue consists primarily of the price CompuCom pays to acquire the product from the vendor. Product gross margin, both in absolute dollars and as a percentage of product revenue, is generally impacted by a number of factors including, but not limited to, pricing, the relative mix of the types of hardware products being sold, the relative mix of hardware sales to software license sales, as well as various volume incentive programs provided by our suppliers. These factors may result in material fluctuations between periods. Product gross margin as a percentage of product revenue declined to 6.2% in the second quarter of 2004 from 6.4% in the second quarter of 2003. We believe this decline was primarily due to continued pricing pressure in our large enterprise account base, partially offset by an increase in volume incentive dollars received from suppliers, the reduction in lower margin sales to the federal government, and a decline in the mix of lower margin software revenue relative to total product revenue. Sequentially, product gross margins were relatively consistent. Due to economic and competitive conditions, we may experience continued pressure on both product revenue and product gross margin, the result of which may be to report both lower product revenue and gross margin dollars, as well as a lower gross margin percentage when compared to the comparable prior year period or previous quarter.

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

Service revenue increased 11.0% to $81.0 million for the second quarter of 2004 from $73.0 million for the second quarter of 2003. This increase was primarily related to increased demand for our application development staffing and testing services and ITO services, partially offset by a decrease in services provided to the federal government. Sequentially, service revenue increased approximately 2.2% primarily due to growth in our application development staffing and testing services.

Service gross margin is the difference between service revenue and the cost of that service revenue. Service gross margin, both in absolute dollars and as a percentage of service revenue, is generally impacted by a number of factors including pricing, utilization, and the relative mix of our service offerings at any point in time. These factors may result in material fluctuations between periods. Service gross margin as a percentage of service revenue for the quarter ended June 30, 2004 was 32.1% compared to 33.0% in the same period in 2003. This decline was primarily a result of a higher mix of application development staffing and testing services, as well as lower gross margins in our ITO services. Sequentially, service gross margin as a percentage of service revenue decreased to 32.1% compared to 33.0%. The decline was primarily due a lower mix of software licensing fees, a higher mix of application development staffing and testing services, partially offset by higher gross margins in ITO services. Due to economic and competitive conditions, we may experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period or previous quarter.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling expenses consist primarily of salary, commissions and benefits for sales and sales-support personnel, along with other costs directly related to such personnel. Selling expenses increased $0.4 million for the three months ended June 30, 2004 as compared to the same period in the prior year. The increase in selling expenses was primarily due to an increase in our personnel and related costs associated with our investment in the expansion and greater specialization of our sales force. Selling expenses as a percentage of revenue increased to 3.1% for the three months ended June 30, 2004 from 2.7% for the same period a year ago. The increase in selling expenses as a percentage of revenue was primarily attributable to the decrease in total revenue over the comparable periods.

Service expenses consist primarily of salary and benefits cost for personnel supporting the service business, along with other costs directly related to such personnel. Service expenses increased $0.9 million for the three months ended June 30, 2004 as compared to the same period in the prior year. The increase in service expenses is primarily due to increased personnel-related costs associated with increased revenue in our application development and testing services. As a percentage of revenue, service expenses increased to 2.8% for the three months ended June 30, 2004 from 2.3% for the same period a year ago. The increase in service expenses as a percentage of revenue was attributable to both the decrease in total revenue over the comparable periods and the increase in service expenses.

General and administrative expenses consist principally of salary and benefit costs for executive, operations, information services, and administrative personnel, along with certain infrastructure costs directly related to such personnel, professional services and other general corporate activities. General and administrative expenses decreased $1.1 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease is reflective of our ongoing cost management efforts which primarily include certain infrastructure costs, in particular occupancy-related expenses, as well as personnel-related costs. General and administrative expenses remained relatively flat as a percentage of revenue for the comparable periods. Operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset certain expenses incurred, and any cash paid in excess of the actual expense is recorded as a reduction of cost of sales.

Depreciation and amortization expense decreased approximately $0.7 million for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. As a percentage of revenue, depreciation and amortization expense decreased from 1.1% to 1.0% during the same periods.

Financing expenses, net consists of both financing costs and interest earned on available cash. For the quarter ended June 30, 2004, interest income earned from the investment of available cash exceeded financing expenses. This compares to net financing expense of $0.1 million incurred during the second quarter 2003. The decrease in financing expenses, net was primarily due to the fourth quarter 2003 reduction in amounts utilized under our receivable securitization.

In connection with the proposed merger, we recorded a loss from impairment of goodwill of $33.4 million. This loss was related to a write-off of a portion of goodwill associated with our product business. In addition, in the second quarter 2004, we recognized fees and expenses of $1.9 million associated with the proposed merger.

Income tax benefit was $8.2 million, or 26.9% of loss before income taxes for the second quarter of 2004. This compares to income tax expense of $2.2 million, or 40.0% of earnings before income taxes for the second quarter of 2003. The difference in the tax rate as a percentage of earnings (loss) before income taxes was primarily due to the inability for tax purposes to deduct a portion of the loss from goodwill impairment.

As a result of the factors discussed above, CompuCom recorded a net loss for the quarter ended June 30, 2004 of $22.3 million. This compares to net earnings of $3.3 million for the quarter ended June 30, 2003.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

Product revenue decreased 14.3% to $481.7 million in the six months ended June 30, 2004 from $562.1 million in the six months ended June 30, 2003. The hardware portion of total product revenue decreased 13.6% to $359.7 million in the six months ended June 30, 2004 from $416.2 million in the six months ended June 30, 2003. The decline in the hardware portion of total product revenue was primarily the result of lower sales generated by our large enterprise accounts, as well as lower sales to the federal government. The software portion of total product revenue decreased 16.4% to $122.1 million in the six months ended June 30, 2004 from $145.9 million in the six months ended June 30, 2003. The decrease in software license revenue was primarily the result of the shift to a greater mix of software licenses sold for which we record a fee rather than gross revenue.

Product gross margin dollars declined $11.3 million to $30.1 million in the six months ended June 30, 2004 from $41.3 million in the six months ended June 30, 2003. Product gross margin as a percentage of product revenue decreased to 6.2% in the six months ended June 30, 2004 from 7.3% in the six months ended June 30, 2003. We believe the decline in product gross margin as a percentage of product revenue was primarily due to continued pricing pressure and lower volume incentive dollars received from suppliers. These factors were partially offset by the decline in lower margin sales to the federal government, as well as a reduction in the mix of lower margin software revenue relative to total product revenue. Due to economic and competitive conditions, we may experience continued pressure on both product revenue and product gross margin, the result of which may be to report both lower product revenue and gross margin dollars, as well as a lower gross margin percentage when compared to the comparable prior year period.

Service revenue increased 9.8% to $160.2 million in the six months ended June 30, 2004 from $145.9 million in the six months ended June 30, 2003. This increase was primarily due to increases in our application development staffing and testing services, ITO services, and fees earned from our software management services, partially offset by a decrease in services provided to the federal government.

Service gross margin dollars increased $5.5 million to $52.2 million in the six months ended June 30, 2004 from $46.7 million in the six months ended June 30, 2003. Service gross margin as a percentage of service revenue in the six months ended June 30, 2004 was 32.6% compared to 32.0% for the same period in 2003. The increase in service gross margin as a percentage of service revenue was primarily the result of the increase in fees earned from our software management services and from the decrease in lower margin sales to the federal government, partially offset by an increase in the mix of application development and testing services and competitive pricing pressures in our ITO services. We expect to experience continued pressure on both service revenue and service gross margin, the result of which may be to report lower service revenue and related service gross margin when compared to the comparable prior year period or previous quarter.

Selling expenses increased $0.8 million in the six months ended June 30, 2004 as compared to the same period in the prior year. The increase in selling expenses was primarily due to an increase in our personnel and related costs associated with our investment in the expansion and greater specialization of our sales force. Selling expenses as a percentage of revenue increased to 3.4% in the six months ended June 30, 2004 from 3.0% for the same period a year ago. The increase in selling expenses as a percentage of revenue was primarily attributable to the decrease in total revenue over the comparable periods.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Service expenses increased $1.0 million in the six months ended June 30, 2004 as compared to the same period in the prior year. The increase in service expenses is primarily due to increased personnel-related and other costs associated with increased revenue in our application development and testing services. As a percentage of revenue, service expenses increased to 3.0% in the six months ended June 30, 2004 from 2.6% for the same period a year ago. The increase in service expenses as a percentage of revenue was attributable to both the decrease in total revenue over the comparable periods and the increase in service expenses.

General and administrative expenses decreased $2.3 million in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease is reflective of our ongoing cost management efforts which primarily include certain infrastructure costs, in particular occupancy-related expenses, as well as personnel-related costs. General and administrative expenses remained relatively flat as a percentage of revenue for the comparable periods. Operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset certain expenses incurred, and any cash paid in excess of the actual expense is recorded as a reduction of cost of sales.

Depreciation and amortization expense decreased approximately $1.5 million in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of revenue, depreciation and amortization expense decreased from 1.2% to 1.0% during the same period.

Financing expenses, net consists of both financing costs and interest earned on available cash. In the six months ended June 30, 2004, interest income earned from the investment of available cash exceeded financing expenses. This compares to net financing expense of $0.2 million incurred in the six months ended June 30, 2003. The decrease in financing expenses, net was primarily due to the fourth quarter 2003 reduction in amounts utilized under our receivable securitization.

In connection with the proposed merger, we recorded a loss from impairment of goodwill of $33.4 million. This loss was related to a write-off of a portion of goodwill associated with our product business. In addition, in the second quarter 2004, we recognized fees and expenses of $1.9 million associated with the proposed merger.

Income tax benefit was $7.1 million, or 25.6% of loss before income taxes for the six months ended June 30, 2004. This compares to income tax expense of $4.4 million, or 40.0% of earnings before income taxes for the six months ended June 30, 2003. The difference in the tax rate as a percentage of earnings (loss) before income taxes was primarily due to the inability for tax purposes to deduct a portion of the loss from goodwill impairment.

As a result of the factors discussed above, CompuCom recorded net loss for the six months ended June 30, 2004 of $20.6 million. This compares to net earnings of $6.6 million for the six months ended June 30, 2003.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Working capital at June 30, 2004 was $153.3 million compared to $147.0 million at December 31, 2003. The increase in working capital was the result of an increase in cash and cash equivalents and a decrease in current liabilities, partially offset by decreases in receivables and inventories. The declines in current liabilities, receivables and inventories were all attributable to the decline in revenue in the second quarter of 2004 as compared to the fourth quarter of 2003.

Our liquidity is impacted by the dollar volume of certain manufacturers’ customer specific rebate programs. Under these programs, we are required to pay a higher initial amount for product and then claim a rebate from the manufacturer to reduce the final cost. These rebates are then passed on to the customer in the form of a reduced sales price. The collection of these rebates can take an extended period of time. Due to these programs, our initial cost for the product is often higher than the sales price we can obtain from our clients. These programs have been at times a material factor in our financing needs. As of June 30, 2004 and December 31, 2003, we were owed approximately $7.0 million and $18.6 million, respectively, under these vendor rebate programs. These outstanding amounts are included as a reduction to Accounts payable on the Condensed Consolidated Balance Sheets.

In addition, we participate in certain programs provided by various suppliers that enable us to earn volume incentive dollars. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction to cost of goods sold and as Receivables on the Condensed Consolidated Balance Sheets. As of June 30, 2004 and December 31, 2003, CompuCom was owed approximately $3.6 million and $2.6 million, respectively, under these supplier incentive programs.

Our working capital requirements are generally funded through financing arrangements and internally generated funds. As of June 30, 2004, our financing arrangements consisted of a $50 million receivable securitization facility (“Securitization”) and a $25 million working capital line of credit (“Revolver”). Consistent with our financing requirements, we did not renew the Revolver in July 2004. The Securitization’s pricing is based on a designated short-term interest rate plus an agreed upon spread. Amounts outstanding as sold receivables as of June 30, 2004 consisted of one $10 million certificate with an October 2005 maturity date. As of June 30, 2004, there were no amounts outstanding under the Revolver. Both the Securitization and the Revolver require us to maintain compliance with selected financial covenants.

Our business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to our overall financial position. Generally, our capital expenditures relate to our information technology hardware and software and improvements in our distribution center. Capital expenditures were approximately $4.4 million for the six months ended June 30, 2004, as compared to $4.1 million for the same period in 2003. We currently expect capital expenditures of approximately $2 million to $4 million in the remaining six months of 2004.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

Our contractual obligations consist of noncancelable operating leases for facilities and equipment, which expire at various dates from 2004 to 2011, with the exception of the operating lease on our headquarters facility, which expires in 2019. Future minimum lease payments under noncancelable operating leases as of June 30, 2004 are as follows (in thousands):

Remainder of 2004	$3,958
2005	6,766
2006	5,233
2007	4,973
2008	4,978
2009 and thereafter	43,786

$69,694

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate risk primarily through our Securitization and Revolver. We utilize our Securitization and Revolver for our working capital and other borrowing needs. If our effective interest rate were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $0.1 million based on the average balances utilized under the Securitization and Revolver during the six months ended June 30, 2004.

Currently, we do not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.

Item 4. Controls and Procedures

As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in the periodic SEC filings within the required time period. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 28, 2004, June 1, 2004 and June 10, 2004, three substantially similar complaints were filed in the Chancery Court of the State of Delaware by purported stockholders of the Company allegedly on behalf of a class of holders of the Company’s common stock. By order dated July 22, 2004, these three actions were consolidated for all purposes. On July 27, 2004, plaintiffs filed an amended class action complaint under the caption of one of the three actions (the “Amended Complaint”) that names as defendants the Company, its directors, and Safeguard Scientifics, Inc. (“Safeguard”). The Amended Complaint alleges that the Company, its directors, and Safeguard breached fiduciary duties in connection with the merger agreement described in the Company’s press release of May 28, 2004 and aided and abetted one another in the course of committing the alleged breach. Among other things, the Amended Complaint alleges that the defendants failed to obtain the best transaction reasonably available and diverted merger consideration from the Company’s minority stockholders to Safeguard and the Company’s directors and certain of its officers. It is also alleged that the Company failed to disclose, or only partially disclosed, certain matters in the Company’s proxy statement.

The Amended Complaint seeks (i) an injunction against the proposed transaction, (ii) an order invalidating the proposed transaction in the event it is consummated, (iii) an order directing the Company’s directors to obtain a transaction that is in the best interests of all of its shareholders and to disclose all material information to shareholders in connection with any transaction; and (iv) the imposition of a constructive trust, in favor of plaintiffs, upon any benefits improperly received by defendants.

On July 27, 2004, plaintiffs filed a motion for expedited proceedings and discovery in connection with the injunctive relief sought and requested that a preliminary injunction hearing be held before August 19, 2004, the date of the special meeting of the stockholders of the Company. Defendants filed their opposition to the motion on July 28, 2004. On July 29, 2004, the Court denied the motion.

We are involved in various other claims and legal actions arising in the ordinary course of business. In our opinion, these matters are not material.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index on page 27.

(b)	Reports on Form 8-K

During the quarter ended June 30, 2004, we filed the following Current Reports on Form 8-K:

(i)	Current Report on Form 8-K filed on April 28, 2004 to report a press release announcing financial results for the quarter ended March 31, 2004.

(ii)	Current Report on Form 8-K filed on May 28, 2004 to report that we had entered into an Agreement and Plan of Merger with CHR Holding Corporation and CHR Merger Corporation, affiliates of Platinum Equity, LLC.

(iii)	Current Report on Form 8-K filed on June 4, 2004 to report that, in connection with our merger agreement with affiliates of Platinum Equity, LLC, two substantially similar complaints were filed in the Chancery Court of the State of Delaware by purported stockholders of CompuCom allegedly on behalf of a class of holders of the Company’s common stock.

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCOM SYSTEMS, INC.
(Registrant)

DATE: August 6, 2004	/s/ J. Edward Coleman
J. Edward Coleman,
Chairman of the Board, President,
Chief Executive Officer and Director

DATE: August 6, 2004	/s/ M. Lazane Smith
M. Lazane Smith,
Senior Vice President, Finance, Chief
Financial Officer, Secretary and Director

COMPUCOM SYSTEMS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description
2(a)	Agreement and Plan of Merger, by and among CompuCom Systems, Inc., CHR Holding Corporation and CHR Merger Corporation, dated as of May 27, 2004 *

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed on May 28, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.